Form 10QSB
period 1999-03-31
CYBER MERCHANTS EXCHANGE INC
filed 1999-07-13
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
 .................to...................

         Commission file number 333-60487


                         CYBER MERCHANTS EXCHANGE, INC.
                                 d.b.a. C-ME.com
              (Exact name of small business issuer in its charter)

        California                                      95-4597370
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

          320 S. Garfield Avenue, Suite 318, Alhambra, California 91801
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (626) 588-3660
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---
Number of shares outstanding of the issuer's classes of common equity, as of March 31, 1999:
                  5,750,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes        No  X
                                                   ---       ---
         This document consists of 18 pages, excluding exhibits. The Exhibit Index is on page 16.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 d.b.a. C-ME.com


                                      INDEX


Part I - Financial Information

         Item 1.    Financial Statements ......................................3

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................13

Part II - Other Information

         Item 6.    Exhibits and Reports on Form 8-K .........................16

Signatures ...................................................................18

                         CYBER MERCHANTS EXCHANGE, INC.
                                 d.b.a. C-ME.com


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                         CYBER MERCHANTS EXCHANGE, INC.
                                 d.b.a. C-ME.com

                                 Balance Sheets
                                                                            June 30
                            Assets                                      1997         1998      March 31, 1999
                                                                                                (Unaudited)
Current assets:
       Cash and cash equivalents                                  $     4,078         81,636         17,611
       Certificates of deposit                                           --          300,000           --
       Accounts receivable                                              9,560          7,477          5,815
       Notes receivable                                               419,570           --             --
       Other current assets                                             5,901           --             --
                                                                  -----------    -----------    -----------

                       Total current assets                           439,109        389,113         23,426

Property and equipment, net                                            97,524         78,821         54,999

Other assets                                                            4,583          4,562          4,562
                                                                  -----------    -----------    -----------

                                                                  $   541,216        472,496         82,987
                                                                  ===========    ===========    ===========

             Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable and accrued expenses                      $    44,552         47,502         51,426
       Deferred revenue                                                 4,275          3,965           --
                                                                  -----------    -----------    -----------

                       Total current liabilities                       48,827         51,467         51,426

Stockholders' equity:
       Preferred stock, no par value.  Authorized 10,000,000
              shares; none issued and outstanding                        --             --             --
       Common stock, no par value.  Authorized 40,000,000
              shares; issued and outstanding 4,750,000 shares
              at
              June 30, 1997 and 5,750,000 shares as of June 30,
              1998 and as of March 31, 1999, respectively           1,050,000      1,550,000      1,550,000
       Additional paid-in capital                                      30,000         30,000         30,000
       Accumulated deficit                                           (587,611)    (1,158,971)    (1,548,439)
                                                                  -----------    -----------    -----------

                       Net stockholders' equity                       492,389        421,029         31,561

Commitments and contingency (note 6)

                                                                  $   541,216        472,496         82,987
                                                                  ===========    ===========    ===========

See accompanying notes to financial statements.


                         CYBER MERCHANTS EXCHANGE, INC.
                                 d.b.a. C-ME.com

                            Statements of Operations

                                               Year ended June 30     Nine months ended March 31, 1999

                                              1997           1998           1998           1999
                                           -----------    -----------    -----------    -----------
                                                                         (Unaudited)    (Unaudited)
Revenues - subscriber's fees               $    35,900         65,722         54,168         41,146

Operating costs and expenses:
     Cost of revenues                          123,104        139,680        106,636         85,210
     General and administrative expenses       550,004        512,849        374,253        362,990
                                           -----------    -----------    -----------    -----------

                Operating loss                (637,208)      (586,807)      (426,721)      (407,054)
                                           -----------    -----------    -----------    -----------

Other income (expenses):
     Loss on sale of fixed assets                 --              (91)          --             --
     Interest income                            50,397         16,338         10,829         17,586
                                           -----------    -----------    -----------    -----------

                Loss before income taxes      (586,811)      (570,560)      (415,892)      (389,468)
                                           -----------    -----------    -----------    -----------

Income taxes                                       800            800           --             --
                                           -----------    -----------    -----------    -----------

                Net loss                   $  (587,611)      (571,360)      (415,892)      (389,468)
                                           -----------    -----------    -----------    -----------

Basic and diluted net loss per share       $     (0.14)         (0.11)         (0.09)         (0.07)
                                           ===========    ===========    ===========    ===========

Weighted-average shares used in
     computation of net loss per share       4,223,178      5,281,889      4,793,478      5,533,944
                                           ===========    ===========    ===========    ===========



See accompanying notes to financial statements.


                         CYBER MERCHANTS EXCHANGE, INC.
                                 d.b.a. C-ME.com

                       Statements of Stockholders' Equity

                               Common stock                                             Net
                               ------------              Additional     Accumulated  stockholders'
                                  Shares      Amount   paid-in capital    deficit       equity
                               ----------   ----------   ----------     ----------    ----------

Balance at June 30, 1996             --     $     --           --             --            --

Issuance of common
    stock at inception          4,750,000    1,050,000         --             --       1,050,000

Deferred compensation
    related to stock options         --           --         30,000           --          30,000

Net loss                             --           --           --         (587,611)     (587,611)
                               ----------   ----------   ----------     ----------    ----------

Balance at June 30, 1997        4,750,000   $1,050,000       30,000       (587,611)      492,389

Issuance of common stock        1,000,000      500,000         --             --         500,000

Net loss                             --           --           --         (571,360)     (571,360)
                               ----------   ----------   ----------     ----------    ----------

Balance at June 30, 1998        5,750,000   $1,550,000       30,000     (1,158,971)      421,029

Net loss (unaudited)                 --           --           --         (389,468)     (389,468)
                               ----------   ----------   ----------     ----------    ----------

Balance at March 31, 1999
(unaudited)                     5,750,000   $1,550,000       30,000     (1,548,439)       31,561
                               ==========   ==========   ==========     ==========    ==========


See accompanying notes to financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 d.b.a. C-ME.com

                            Statements of Cash Flows
                                                              Year ended June 30        Nine Months Ended March, 31, 1999
                                                              1997           1998               1998           1999
                                                          -----------    -----------         -----------    -----------
                                                                                                            (Unaudited)
Cash flows from operating activities:
   Net loss                                               $  (587,611)      (571,360)           (415,892)      (389,468)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation and amortization                         24,632         38,623              24,718         23,823
         Compensation expense related
            to stock options                                   30,000           --                  --             --
         Loss on sale of fixed assets                            --               91                --             --
         Provision for doubtful accounts                         --            3,600                --             --
         Changes in assets and liabilities:
           Accounts receivable                                 (9,560)        (1,517)             (2,890)         1,661
           Other current assets                                (5,901)         5,901               5,901           --
           Other assets                                        (4,583)            21                  21           --
           Accounts payable and accrued expenses               44,552          2,950             (19,655)         3,924
           Deferred revenue                                     4,275           (310)               (640)        (3,965)
                                                          -----------    -----------         -----------    -----------

              Net cash used in operating activities          (504,196)      (522,001)           (408,437)      (364,024)
                                                          -----------    -----------         -----------    -----------

Cash flows from investing activities
   Proceeds from maturities of (payment to)                      --         (300,000)           (400,000)       300,000
        certificates of deposit
   Purchase of property and equipment                        (122,156)       (23,421)            (23,991)          --
   Proceeds from sale of property and equipment                  --            3,410                --             --
   Net proceeds received from (paid to) note receivable      (419,570)       419,570             419,570           --
                                                          -----------    -----------         -----------    -----------

              Net cash provided by
               (used in) investing activities                (541,726)        99,559              (4,421)       300,000
                                                          -----------    -----------         -----------    -----------

Cash flows provided by financing activities
    - proceeds from issuance of common stock                1,050,000        500,000             500,000           --
                                                          -----------    -----------         -----------    -----------

              Net increase in cash and
              cash equivalents                                  4,078         77,558              87,142        (64,024)

Cash and cash equivalents at beginning of period                 --            4,078               4,078         81,636
                                                          -----------    -----------         -----------    -----------

Cash and cash equivalents at end of period                $     4,078         81,636              91,220         17,611
                                                          ===========    ===========         ===========    ===========
Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
       Income taxes                                       $       800          1,600                --             --
                                                          ===========    ===========         ===========    ===========

See accompanying notes to financial statements

                         CYBER MERCHANTS EXCHANGE, INC.

                                 d.b.a. C-ME.com

                          Notes to Financial Statements

            (Information as of March 31, 1999 and for the nine months ended March 31, 1998 and 1999, respectively is unaudited)

(1)    Summary of Significant Accounting Policies

       Cyber Merchants Exchange, Inc. d.b.a. C-ME.com (the Company and formerly known as World Wide Magic Net, Inc.) is a developer of business-to-business electronic commerce network, whereby a retailer can go on-line, review product information and purchase items through the network developed and maintained by the Company. The Company was incorporated in July 1996 and commenced its operations in November 1996.

       (a)    Unaudited Interim Financial Information

              The interim financial statements of the Company for the nine months ended March 31, 1998 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

              In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1999, and the results of its operations and its cash flows for the nine months ended March 31, 1998 and 1999.

       (b)    Liquidity and Going Concern

              The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has experienced operating losses and negative cash flows from operating activities since inception.

              Management's plans include obtaining additional financing from outside sources, increasing revenues through collaborative arrangements with other companies and other marketing efforts, and controlling operating costs and expenses. There can be no assurance that the Company will realize such plans.

              These matters raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       (c)    Revenue Recognition

              Subscriber's fees represent revenues generated through a one-time, nonrefundable set-up fee and monthly hosting fees. Revenues are recognized after the services have been rendered and no significant vendor obligation remains. Unearned but billed revenues are deferred.

       (d)    Cash and Cash Equivalents

              The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash and cash equivalents.

       (e)    Property and Equipment

              Property and equipment are stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the amortized useful lives or lease term.

       (f)    Income Taxes

              The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes reflect the impact of "temporary differences" between assets and liabilities for financial reporting purposes and such amounts as measured by tax law and regulations.

       (g)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (h)    Stock Options

              SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosure for employee stock option grants over the vesting period as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure provisions of SFAS No. 123.

       (i)    Recent Accounting Pronouncement

              In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending June 30, 1999. The Company's total comprehensive loss for all periods presented herein would not have differed from those amounts reported as net loss in the statements of operations.

              In June 1997, the FASB issued SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS No. 131 will be effective for the year ending June 30, 1999. The Company has determined that it does not have any separately reportable business segments as of June 30, 1998.

              In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its financial statements.

        (j)   Net Loss per Share

              Basic and diluted net loss per share are computed using the weighted average number of outstanding shares of common stock. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an initial public offering, are included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented.

              Net loss per share for the nine months ended March 31, 1999 and the year ended June 30, 1998, respectively does not include the effect of 145,000 stock options and 160,000 stock options, respectively, and 658,889 common stock warrants because their effects are anti-dilutive.

              Net loss per share for the nine months ended March 31, 1998 does not include the effect of 155,000 stock options and 638,889 common stock warrants because their effects are anti-dilutive.

              Net loss per share for the year ended June 30, 1997 does not include the effect of 155,000 stock options because their effects are anti-dilutive.

 (2)   Property and Equipment

       A summary of property and equipment, at cost is as follows:

                                            June 30
                                     -----------------------
                                       1997          1998       March 31, 1999
                                     ---------     ---------      ---------
                                                                 (Unaudited)

Leasehold improvements               $   4,351         4,351          4,351
Furniture and fixtures                  20,026        20,844         20,844
Computer equipment and software         81,509        98,579         98,579
Office equipment                        16,270        16,270         16,270
                                     ---------     ---------      ---------
                                       122,156       140,044        140,044
Less accumulated depreciation
 and amortization                      (24,632)      (61,223)       (85,046)

                                     ---------     ---------      ---------

                                     $  97,524        78,821         54,998
                                     =========     =========      =========


(3)    Notes Receivable

       At June 30, 1997, the notes receivable represent $417,020 due from the Company's President, bearing an interest rate at 8% and $2,550 interest-free loans to other employees. All of the notes receivable were repaid in fiscal year 1998.

(4)    Income Taxes

       Income tax expense is comprised of the minimum state franchise tax. The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. Federal statutory rate of 34% is due to a valuation allowance for any benefit from net operating losses.

       The Company has gross deferred tax assets relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, management does not believe it is more likely than not the Company will realize the benefits of these differences at March 31, 1999, June 30, 1998 and 1997. As such, management has recorded a valuation allowance for the full amount of deferred tax assets at March 31, 1999, June 30, 1998 and 1997.

       At March 31, 1999, the Company has available net operating losses of approximately $1,400,000 for Federal income tax purposes to offset future taxable income, if any, and expire at various dates through the year 2013. However, the utilization of net operating losses may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

(5)    Stockholders' Equity

       On January 29, 1998, the Company's Board of Directors approved a 1-for-2 reverse split of the Company's common stock. All common share amounts in the accompanying financial statements have been adjusted for all periods presented. On March 24, 1998, the Company amended its articles of incorporation to have authorized capital stock of 40,000,000 shares of common stock and 10,000,000 shares of preferred stock.

       On October 15, 1997, the Company entered into an agreement with Burlington Coat Factory Warehouse Corporation (BCF). Under the agreement, the Company and BCF will jointly develop a network whereby participants of the network can do business through Internet. BCF agrees to assist in marketing and promoting this network service to its vendors. In return, BCF is free to use the network designed and maintained by the Company and will share a certain portion of the fee revenue generated by this network with the Company. In addition, the Company granted a warrant to BCF to allow BCF to purchase up to 10% of the outstanding shares of common stock of the Company on a fully diluted basis, subject to certain conditions as defined in the warrant agreement. The common stock if issued to BCF will have a registration right same as other shares may be issued in a public offering.

       The Company's stock option plan provides for the granting of stock options to employees. The Company has reserved 250,000 shares of common stock for issuance under the plan. The terms and conditions of grants of stock options are determined by the Board of Directors. Generally, one-half of the granted option is exercisable after the employee's second year of employment. The remaining option is exercisable after the end of the employee's third year of employment.

       A summary of stock option activity is as follows:

                                                              Weighted average
                                          Number of shares     exercise price
                                          ----------------     --------------

Balance at June 30, 1996                        --                  $ --

Options granted                              155,000                 .21
Options terminated                              --                    --
Options exercised                               --                    --
                                            --------                 ----

Balance at June 30, 1997                     155,000                 .21

Options granted                               15,000                 .40
Options terminated                           (10,000)                .40
Options exercised                               --                    --
                                            --------                 ----

Balance at June 30, 1998                     160,000                 .21

Options granted (unaudited)                   15,000                 .40
Options terminated (unaudited)               (30,000)                .40

Balance at March 31, 1999 (unaudited)        145,000                 .19
                                            ========                 ====


       At March 31, 1999 , there were 112,500 shares of options exercisable.

       As of March 31, 1999, all options, except for options granted to 2 employees for 75,000 shares of common stock, were granted at an exercise price equal to the fair value of the common stock, and accordingly, no compensation cost has been recognized for these stock options in the financial statements. Compensation expense aggregating $30,000 was recorded for the issuance of the options with an exercise price below fair market value of the common stock.

       The Company applies APB Opinion No.25 in accounting for its Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                     March 31
                                               ----------------------
                                                  1999         1998
                                               ---------    ---------

                     As reported               $(389,468)    (415,892)
                     Proforma                   (395,000)    (422,000)
                                               =========    =========

       The compensation cost was calculated under the minimum-value method using the assumptions of a three-year weighted average expected life of the options and a 6% risk-free interest rate.

(6)    Commitments and Contingency

       The Company leases office space under a noncancelable operating lease that expires on October 27, 1999.

       Future minimum lease payments under noncancelable operating leases as of March 31, 1999 are as follows:

       Year ending June 30:
           1999                                  $    9,492
           2000                                      12,248
                                                    -------

                Total minimum lease payments     $   21,740
                                                    =======


       The Company has been named as a defendant, along with Burlington Coat Factory Warehouse (BCF), in a lawsuit brought by Stanley Rosner (Rosner), an individual. In March 1998, Rosner commenced an action in the Supreme Court of the State of New York alleging breach of oral and written contracts between the Company and Rosner and between BCF and Rosner in 1997. Rosner claims that he is due certain fees from both the Company and BCF for services allegedly rendered in connection with certain transactions involving the Company and BCF. These transactions and alleged transactions relate to the Internet services that the Company may provide to BCF, and contemplated transactions arising from vendors of BCF. Rosner claims that he is due damages in an amount not less than $5,000,000 plus unspecified punitive damages from both the Company and BCF. The Company intends to vigorously defend this action. The Company believes that it is not obligated to make any payments to Rosner and has meritorious defenses to all of Rosner's allegations.

       However, if held liable for the entire amount, this would have a materially adverse effect upon the Company.

       In December 1998, the Company obtained a written commitment to extend line of credit from a bank. The bank committed to provide a $300,000 line of credit, bearing an interest at the bank's prime rate plus 1.5%. The line of credit will expire on June 30, 1999. The Company committed to issue a warrant of 20,000 shares of the Company's common stock to the bank. The warrant will have a term of five years and an exercise price equal to the initial public offering price of the Company's common stock.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 d.b.a. C-ME.com

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended March 31, 1999. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Introduction

         The Company was formed in July, 1996 to develop, establish, and market web-based E-commerce solutions for retailers and their supply chains. These solutions take the form of three interlocking services: (1) a Virtual Trade Show ("VTS"), (2) an Internet Sourcing Network ("ISN"), and (3) Internet EDI (which is still in the developmental stages). The business strategy of the Company is focused on establishing collaborative relationships with U.S.-based retailers wherein the Company will provide the retailer with an ISN in return for their assistance in marketing the ISN to their supply chains vendors. After establishing ISN's for these collaborative retail customers, the Company intends to use the Internet's near-global accessibility to expand these retailers' supply chains to foreign producing countries, primarily in the Pacific Rim.

         During the development stage of the Company, the Company's primary activities have involved developing its VTS and ISN software and database (the "Software"), organizing its sales force, and marketing its VTS and ISN. Research and development costs are expensed as incurred. Selling expenses consist primarily of salaries, commissions, and administrative costs associated with the Company's payroll and marketing personnel. General and administrative expenses include the costs of consultants and other administrative functions of the Company.

Financial Condition and Results of Operations:

         The Company has had two years and nine months of operation.

Nine months ended March 31, 1998 and 1999

         The following discussion sets forth information for the nine months ended March 31, 1999 compared with the nine months ended March 31, 1998. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

         For the nine months ended March 31, 1999, the Company had revenues totaling $41,146 representing a decrease of $13,022 from the same period a year ago, consisting primarily of fees paid by users of the Company's VTS, web design services and ISN's users. The Company's operating expenses for the nine months ended March 31, 1999, totaling $448,200, consisted of $85,210 for the cost of revenue and $362,990 for general administration and selling expenses, representing a decrease of $32,689 from the nine months ended March 31, 1998. Consequently, the Company experienced a net loss of $389,468 for the nine months ended March 31, 1999.



Status of Operations

         Originally, the Company's business model was to solicit vendors to display products on its VTS. Accordingly, the Company solicited approximately 1,800 vendors who had shown some interest in joining the Company's VTS program. The Company was able to complete 600 websites for the vendors who showed interest in the VTS; however, only 250 of the 600 vendors eventually committed to the Company's services. Based on this experience, the Company decided to change its business model. The Company's current business model focuses on the retailer and forming strategic retail relationships. Pursuant to this new business model, the Company plans to utilize the marketing power of its retail customers to attract subscriptions from vendors. Under this new business model, the Company believes that the collection rate for any accounts will improve.

Participation Agreements

         On October 15, 1997, the Company entered into a Participation Agreement with Burlington Coat Factory Warehouse Corporation ("BCF"). Under the terms of the Participation Agreement, BCF would assist the Company in marketing the ISN to BCF's vendors in return for a portion of the monthly hosting fees. The Company is required to pay BCF 50 percent of the monthly hosting fees collected from vendors who join BCF's ISN as well as 50 percent of the additional monthly hosting fees collected from vendors who decide to join BCF's ISN as a secondary ISN. The Company is also required to pay BCF 33 percent of the monthly hosting fees collected from vendors who appear on BCF's vendor list but wish to join another ISN the Company has created for a different retailer as well as 33 percent of monthly hosting fee collected from foreign (non-US) vendors who join BCF's ISN. Moreover, the Company is required to pay BCF 5 percent of all monthly hosting fees collected from US vendors of products in the apparel, linens, juvenile furniture, and footwear industries who did not join BCF's ISN.

         On January 27, 1998, the Company entered into a similar Participation Agreement with Family Bargain Corporation ("FBAR"). Under the terms of the Participation Agreement, FBAR would assist the Company in marketing the ISN to FBAR's vendors in return for a portion of the monthly hosting fees. Unlike the Company's Participation Agreement with BCF, FBAR will only receive 33 percent of the monthly hosting fees collected from vendors who join FBAR's ISN.

Income Taxes

         Since its inception, the Company has been taxed as a C corporation. Accordingly, the Company has available as of March 31, 1999 approximately $1,548,439 in net operating loss carry forwards which can be used to offset future federal taxable income. However, the utilization of net operating losses may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

         Since its inception, the Company's principal source of capital has been private placements of equity. Specifically, through the use of private placements, the Company was able to raise $1,550,000 in capital through the issuance of 11.5 million shares of Common Stock described as follows:

         a. From August, 1996 to January, 1997, the Company raised $1,050,000 in an initial private placement of 9.5 million shares of Common Stock. 4.5 million shares were sold to Frank S. Yuan, founder and President of the Company, for $50,000. The remaining 5 million shares were sold at $0.20 per share.

         b. From November, 1997 to March, 1998, the Company raised an additional $500,000 through a second private placement of 2 million shares of Common Stock. All the shares were sold for $0.25 per share.

         In March, 1998, the Board of Directors and majority of the shareholders approved a 1-for-2 reverse stock split. The reverse stock split would also affect the stock options held by key employees. After giving effect to the 1-for-2 reverse stock split, the Company had a total of 5.75 million shares of Common Stock outstanding.

         The Company experienced losses from operations of $389,468 for the nine months ended March 31, 1999. As of March 31, 1999, the Company had $17,611 in cash and cash equivalents, and $31,561 in net stockholders' equity. In December 1998, the Company obtained a written commitment for a line of credit from a bank. The bank committed to provide a $300,000 line of credit, bearing interest at the bank's prime rate plus 1.5%. The line of credit will expire on June 30, 1999. The Company committed to issue a warrant of 20,000 shares of the Company's common stock to the bank. The warrant will have a term of five years and have an exercise price equal to the initial public offering price of the Company's common stock. Since December 31, 1998, the Company has continued to experience losses from operations and increases in net deficit. Management estimates the Company's monthly burn rate to be between $20,000 and $40,000. As for February and March, 1998, the Company's burn rate was $75,497 and $41,049, respectively. Accordingly, the Company needs to raise capital to continue its development strategy. Management expects this capital requirement to be met from the proceeds of the upcoming IPO if an amount greater than the Minimum is raised. If the Company is unable to raise the Minimum amount in the upcoming IPO1, it may look to raise capital through other means, or it may be unable to continue as a going concern.

         In the event of unanticipated developments during the next 12 months, or to satisfy future funding requirements, the Company will fund its operation through public or private offerings of securities, with collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to the Company. If adequate financing is not available, the Company may be required to delay, scale back or eliminate certain of its development programs and curtail its development strategy. To the extent the Company raises additional capital by issuing securities, dilution to investors purchasing shares in the upcoming IPO may result.

                                LEGAL PROCEEDINGS

         The Company has been named as a defendant, along with BCF, in a lawsuit brought by Stanley Rosner ("Rosner"), an individual. In March 1998, Rosner commenced an action in the Supreme Court of the State of New York, Nassau County, New York, (Index No. 98-006524). Rosner alleges breach of oral and written contracts between the Company and Rosner and between BCF and Rosner in 1997. Rosner claims that he is due certain fees from both the Company and BCF for services allegedly rendered in connection with certain transactions and alleged transactions involving the Company and BCF. Such transactions and alleged transactions relate to the Internet services that the Company may provide to BCF and contemplated transactions arising from vendors of BCF. Rosner claims that he is due damages in an amount not less than $5,000,000 plus unspecified punitive damages from both the Company and BCF. Rosner's attorney has agreed that the Company and BCF are entitled to have the venue of the lawsuit transferred from Nassau County, New York to New York County (Manhattan), New York; Rosner's attorney also agreed to arrange for the transfer. Rosner's attorney also agreed that the Company's and BCF's responsive papers would be due no later than ten (10) days after notice of such transfer had been served. To date, the Company has not received notice of the proposed transfer of venue and has not filed its responsive papers or otherwise moved against the complaint.

         The Company intends to vigorously defend this action. The Company believes that it is not obligated to make any payments to Rosner and has meritorious defenses to all of Rosner's allegations. However, if the Company does not prevail and a significant damage award against the Company is granted, this would have a material adverse effect upon the Company.


--------
1 As of July 9, 1999, the Company has raised approximately $2.6 million in the IPO.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 d.b.a. C-ME.com

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

Exhibit No.    Description
-----------    -----------

1.1            Best Efforts Compensation Agreement with Ace Diversified Capital,
               Inc.*

1.2            Best Efforts Compensation Agreement with Drake & Co.*

1.3            Best Efforts  Compensation  Agreement with U.S. Pacific Financial
               Services*

1.4            Best   Efforts   Compensation   Agreement   with  Travis   Morgan
               Securities*

1.5            Best Efforts  Compensation  Agreement with  Corporate  Investment
               Group*

1.6            Best  Efforts  Compensation  Agreement  with  AM  Razo &  Company
               Securities, Inc.*

1.7            Best Efforts Compensation Agreement with the Malachi Group*

1.8            Best Efforts  Compensation  Agreement  with  Tradeway  Securities
               Group, Inc.*

1.9            Supplements to Best Efforts Compensation Agreements*

1.10           Form of Warrant for Best Efforts Compensation Agreements*

3.1            Articles of Incorporation*

3.2            Bylaws*

4.1            Article II of Bylaws (Reference is made to Exhibit 3.2)*

4.3            Warrant held by Burlington Coat Factory Warehouse Corporation*

10.2           Lease of registrant's facilities*

10.2           Participation  Agreement with Burlington  Coat Factory  Warehouse
               Corporation*

10.3           Contract with Family Bargain Corporation*

10.4           Employment contract with David Rau*

10.5           Escrow Agreement with Union Bank of California*

10.6           1996 World Wide Magic Net, Inc. Stock Option Plan*

27.1           Financial Data Schedule (included herein)

(b)       Reports on Form 8-K

          None

*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Amendment No. 5 dated May 6, 1999, and incorporated herein by this reference.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 d.b.a. C-ME.com


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CYBER MERCHANTS EXCHANGE, INC.
                                             d.b.a. C-ME.com
                                             (Registrant)




Date:               7/12/99                  /s/ Frank S. Yuan
      ------------------------------------   -----------------------------------
                                             Frank S. Yuan, President, CEO




Date:               7/12/99                  /s/ David Rau
      ------------------------------------   -----------------------------------
                                             David Rau, Chief Financial Officer