Form 10KSB
period 1999-06-30
CYBER MERCHANTS EXCHANGE INC
filed 1999-10-13
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number 333-60487

CYBER MERCHANTS EXCHANGE, INC.
(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4597370 (I.R.S. Employer Identification No.)
600 S.Lake Ave., Suite 405, Pasadena, CA (Address of principal executive offices)	91106 (Zip Code)
Issuer's telephone number (626)793-5000 Securities registered under Section 12(b) of the Exchange Act:
Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of June 30, 1999, the Company had revenue in fiscal year 1999 of $47,810. The Company was not publicly traded on June 30, 1999; therefore, there is no market value data available as of that date. The number of shares of voting stock held by non-affiliates of the registrant on August 26 was 1,864,671 at a closing price of $4.81 per share, giving the Company a $8,969,077 aggregate market value. As of Aug 26, the Company had 6,086,173 shares outstanding.

Documents incorporated by Reference

The Exhibit Index is found in Item 13

Table of Contents

Form 10-KSB
Table of Contents

PART I
- Item 1: Description of Business
- Item 2: Description of Property
- Item 3: Legal Proceedings
- Item 4: Submission of Matters to a Vote of Security Holders

PART II
- Item 5: Market for Common Equity and Related Stockholder Matters
- Item 6: Management's Discussion and Analysis or Plan of Operation
- Item 7: Financial Statements
- Item 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III
- Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
- Item 10: Executive Compensation
- Item 11: Security Ownership of Certain Beneficial Owners and Management
- Item 12: Certain Relationships and Related Transactions
- Item 13: Exhibits and Reports on Form 8-K

Signatures
Reports of Independent Certified Public Accountants

PART I

Item 1. Description of Business.
Cyber Merchants Exchange, Inc. d.b.a C-ME.com (the "Company" or "C-ME") is a business-to-business e-commerce company serving the worldwide retail industry.

Summary
Originally named World Wide Magic Net, Inc., C-ME was founded in 1996 and provides Internet turnkey solutions to streamline the retailers' merchandise sourcing (front-end) activities. The company's solutions include its proprietary Internet Sourcing Network ("ISN") -- a private extranet that links the company's retail partners with their vendors. The ISN provides retailers a desktop solution to reduce the cost of front-end merchandise sourcing activities while expanding the retailer's vendor base. Other services include Internet EDI (Electronic Data Interchange) (upon retailers' request) -- a platform that provides a back-end efficiency to process purchase orders, invoices, packing lists and shipping documents, the Virtual Trade Show ("VTS"), located at www.c-me.com - a product showcase forum that allows retail buyers to quickly search among thousands of vendors' products, Wholesale Auction Center ("WAC") (planned launch: Spring 2000) - a place where vendors list closeouts, odd lots in bulk quantity and allows smaller retailers, jobbers and others instant access, and Factory Outlet Mall ("FOM") (planned launch: Spring 2000) - a full e-commerce package that will consist of secure credit card transaction processing and shopping cart functions including automatic calculation of freight and sales tax, Manufacturers will be able to sell goods directly to consumers. Currently, C-ME.com's major retail partners include Factory 2-U Stores (NASDAQ:FTUS) and Burlington Coat Factory (NYSE:BCF).

Overview
The Company provides its customers with an Internet-based communications system that enables retailers and vendors to conduct negotiations and to electronically facilitate the sourcing, and the purchase and sale of merchandise on a global basis. Using C-ME's proprietary software, the Company maintains a secure yet open electronic network that enables retailers to conduct on-line communications and transactions with their vendors. The front-end communications and trading process is generally referred to in the retail industry as "sourcing." High volumes of product and transaction data are exchanged between retailers and their vendors in order for buy-sell transactions to be initiated, negotiated and consummated. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the vendor representative. The Company's related software products and services are designed to make this sourcing function substantially more effective and efficient.

When utilized to their full capability and employed on a wide-scale basis, the Company believes that its products can reduce a retailer's cost of sourcing and, more importantly, substantially expedite the sourcing process and more effectively manage the quality performance of vendors. Consequently, the Company's software products and services enable merchandising, purchasing and shipping decisions to be made by all parties at dates closer to the selling season, helping such parties make better informed and more timely business decisions. The objective is to enable its retail partners that source products through the Company's software and services to obtain lower costs, increased sales volume, faster inventory turnover, fewer involuntary price discounts and improved margins and profitability.

Company History
The following is a brief chart of major events of the Company since inception:

June 1996	Incorporated in California under World Wide Magic Net, Inc., d.b.a. Cyber Merchants Exchange.
October 7, 1998	Corporate legal name changed to Cyber Merchants Exchange, Inc. d.b.a. C-ME.com
May 14, 1999	SB-2 filing was effected by the SEC
June 1, 1999	IPO - Escrow Opened
June 20, 1999	IPO - Escrow Closed
July 22, 1999	Company began trading on OTC-BB under the symbol "CMEE"

Industry Background
The retail industry is characterized by intense competition, consolidation and tightening profit margins. Consumers increasingly are more discerning and consequently demand that retailers offer more value in return for their purchasing dollar.

To attract and keep consumers, retailers must offer more desirable products and prices, while optimizing factors such as product variety, inventory carrying costs, retail prices and costs of goods. The average large department store carries a large number of Stock Keeping Units ("SKUs") at any time, each unique in terms of product style, size, color, features, packaging, and so forth. Retailers need to source these SKUs from hundreds, or in some cases thousands, of vendors worldwide.

Sourcing related communications are a continuing dialogue about products, pricing, delivery, special promotions, packaging and other issues between retailers and their vendors, which consist of factories, suppliers, manufacturers, jobbers, and importers. To date, these communications have largely been carried out through paper flow, phone calls, faxes, courier services, or through travel and personal visits. It is time consuming, challenging and expensive to maintain retail vendor communications in this manner.

Emerging technologies now offer the potential for dramatic improvements in efficiency, costs and business process management. Purchasing related automation efforts, such as EDI, currently address the back-end efficiency. The front-end sourcing process, should be automated as well. Retailers, in particular those serving global or national markets, are increasingly exploring automated merchandise sourcing solutions.

Business-To-Business E-Commerce in Retail
The Company believes retail buyers spend 60 to 80 percent of their time sourcing (searching for and locating) merchandise and vendors. The buying process is complex and multi-faceted. A buyer's decision process involves selecting qualified vendors based on production volume, delivery, quality, and price. The buyer's objectives include achieving pre-set goals for sales, turnover rate, expense levels, margins and profitability; and updating product selection to meet fashion trends.

To better manage their relationships and merchandise flow, both retailers and vendors are turning to information technology and specifically to e-commerce solutions. C-ME believes that the e-commerce market is at the beginning of a long term expansion driven by adoption of the Internet as a marketing venue and data highway.

The Company's goal is to provide an affordable e-commerce solution that addresses retailers' front-end merchandise activities.

Services Offered
Overview of the C-ME System

The Company's Internet-based system was designed to meet the general merchandising needs of retailers and their vendors, with an initial emphasis placed on the bargain, or value priced, apparel market segment. To that end, the Company has developed or is in the process of developing five interrelated services:

Internet Sourcing Network ("ISN") (Current Service)
The ISN is a private extranet that is built and maintained by C-ME according to each retail partner's specifications. Using its DEPS™, FOCASTING™ and Product Driven Search Engine, C-ME's extranets link its retail partners with their vendors. The ISN's primary function is to assist retail buyers in sourcing merchandise for their product divisions. Each network is accessible only by the Company's individual retail partners and its vendor base who join the ISN.

The primary benefit of the ISN is that it improves retailers' coordinated buying practices. The FOCASTING software allows each buyer to create specific product profiles in the ISN, a senior buyer can set up profiles to encompass product areas falling within the buying responsibility of a junior buyer. For example, the General Merchandising Manager's profile would have access to all products that are the responsibility of buyers in her/his division. If the General Merchandising Manager sees a product she/he likes which the buyer might not have noticed, she/he can call it to the buyer's attention. This avoids buyer oversight and allows for coordinated buying strategies.

The ISN also serves as an effective time management tool for all buying divisions. For example, a buyer normally spends 30 hours each week sifting through product catalogs, making phone calls, and reviewing samples, the ISN can reduce this time dramatically. All the buyer has to do is review a product profile on a daily basis to see ever-changing product availability, specifications, quantities, etc. The buyer can then mark those products she/he is interested in and discard (remove from the profile) those products that are of no interest. When discarding products, the retail buyer provides subscribing vendors with important feedback relating to the demand for their products and allows them to tailor more relevant product offerings based on buyers' preferences.

The ISN promotes interactivity between the retailer and vendor by handling buyer product inquiries and vendor responses via e-mail. The buyer has the ability to send either bulk e-mails to all vendors or personal e-mails to selected vendors on the ISN. These may be used to apprise vendors of the amount of merchandise a buyer can order during a given period ("Open to Buy"), of special products being sought, or to request more specific information on a product. The ISN can also be used to announce other business critical information. C-ME offers all these services to its retailer partners free of charge.

To join the ISN, a vendor pays $300 to set-up 15 product listings and a $150 monthly maintenance fee. The vendor will pay a $20 monthly maintenance fee upon joining each additional ISN.

Virtual Trade Show ("VTS") (Current Service)
Located at www.c-me.com, the VTS is a continuous, revolving product showcase that features vendors' products and allows buyers to customize product searches through the use of C-ME's focused broadcasting "FOCASTING" Software.

To join the VTS, vendors pay $300 to place up to 15 product listings on the system and a $30 monthly maintenance fee; significant savings compared to standard trade show booths, which can cost up to $10,000 for a 10' x 10' booth. As an added benefit, vendors who join the VTS receive a detailed home page along with a free hosting of a shared domain name.

The VTS is dynamic by nature. As such, vendors who display products on the VTS have the ability to change or update their product information independently from any computer with Internet access. The changes can be viewed immediately by buyers logged into the system.

Internet Electronic Data Interchange ("EDI") (Upon Retailer's Request)
Although the Company is focused on front-end merchandise sourcing, it will provide Internet EDI upon a Retailer's request. With the Company's Internet EDI, it is anticipated retailers may send purchase orders to their vendors and vendors may send invoices, packing lists, and shipping documents to retailers; all done in "real-time." All of the electronic documents may be accompanied by digitized product photos to identify the order with the product. The Company believes this feature is designed to reduce confusion and mistakes in retailers' accounting, receiving, and returns departments.

The Internet EDI will be offered at no cost to retailers and its ISN-subscribing vendors.

Wholesale Auction Center ("WAC") (Planned Launch: Spring 2000)
The Company believes the WAC will provide a vertical portal for vendors to liquidate odd lots and closeouts in bulk quantity that would not normally reach smaller retailers. It is being designed to allow jobbers, small retailers and wholesalers online dynamic pricing opportunities. The company intends to generate revenue by charging a transaction commission on each auction sale.

Factory Outlet Mall ("FOM") (Planned Launch: Spring 2000)
The FOM is planned to be a full e-commerce package consisting of secure credit card transaction processing and shopping cart functions including automatic calculation of freight and sales tax - Manufacturers will be able to sell goods directly to consumers.

Essentially, the FOM adds the e-commerce solution for C-ME's subscribing vendors allowing them to reach the consumers directly. This will provide an opportunity for each manufacturer to save thousands of dollars that would have been necessary to build their own e-commerce package. The company intends to charge a transaction commission on each sale.

Supporting Technology

The Company has developed three proprietary technologies that improve the efficiency of the company's services:

Product Driven Search Engine
The Company believes the keyword search functions employed by traditional search engines are impractical for merchandise sourcing. Rather, the Company developed a product driven search engine which simplifies the search process. The Company's search engine is linked to dynamic listings of the vendor's product catalog and line sheets, complete with detailed product descriptions and digital photographs. These products are then indexed and separated into easily recognizable categories which facilitates quick product searches by retail buyers.

Focused Broadcasting ("FOCASTING™")
The Company's FOCASTING™ software enables retail buyers to create individual web pages filled with only those products that fall within their buying responsibilities, thereby limiting unnecessary "surfing." After the buyer creates his customized web page, the FOCASTING™ software will "push" or broadcast all products contained within the Company's database directly to the buyer's desktop. For example, if a Men's jeans buyer created a customized web page using FOCASTING™ and selected "Men's Jeans," the FOCASTING™ software will transmit all the information and images relating to Men's Jeans within the Company's database to the buyer each time he or she logs on.

Dynamic End-User Profile System ("DEPS™")
The DEPS™ software provides retail buyers and vendors with numerous interactive functions. Featured in the Company's ISN, the DEPS software allows the buyer to maneuver and manipulate (delete, restore, etc.) the product information contained within his or her own product database. In addition, DEPS alerts the buyer whenever "new" or "close-out" items are added to their database. For the vendor, DEPS enables them to remotely change, upload and delete their product information based on the buyer's requests as well as receive business critical announcements from the buyers. Additionally, DEPS™ will allow the buyer to send bulk or personal e-mails to all vendors in the ISN. These may be used to announce the buyer's "Open to Buy position", request special products, and announce merchandise buying and planning goals. These interactive features available through DEPS™ should give vendors a competitive edge in providing a means of rapid response to buyers' needs and vendors' products.

Research and Development
The Company currently provides two services to its customers, Virtual Trade Show ("VTS"), and Internet Sourcing Network ("ISN"). Both services are embedded with custom website design. The Company also has three supporting technologies: Product Driven Search Engine, Focused Broadcasting ("FOCASTING"), and Dynamic End-User Profile System ("DEPS"). All these technologies were developed in 1997 and 1998. In fiscal year 1999, the Company spent an insignificant amount on research and development. In the future, the Company anticipates it will respond to technology developments as required by market conditions.

Sales and Marketing
Currently, the Company's sales and marketing efforts are focused on selling its ISN services by establishing partnerships with value priced domestic retailers. It is anticipated that these retail partners will comarket the ISN to their vendors and encourage vendor subscriptions. In the future, the Company plans to form joint partnerships abroad, especially in the Pacific Rim, to secure foreign based vendors.

As of June 30, 1999. The Company has six full time employees.

Business Development Strategy
The Company's strategy is designed to enable it to provide a complete front-end Web-based merchandise sourcing system for retailers and their supply chain vendors. The Company will focus its retailer-centric approach on targeting value price retailers. The Company has focused its entire range of services towards automating the time-intensive and costly sourcing methods still being used by these retailers while providing vendors with an effective Web-based tool to market their products. In addition, the company is in the process of developing two additional transaction services to participating subscribers: the Wholesale Auction Center ("WAC") and the Factory Outlet Mall ("FOM"). Management believes that it can launch these two services in the Spring of 2000.

The Company may also target foreign vendors. Management believes that foreign vendors will be immediately attracted to the prospects of conducting business directly with U.S.-based retailers.

Key Contracts and Collaborative Retail Partners
Management has established or is in the process of establishing affiliations and contracts with several retailers. To date, the Company has only two retail partners. The most significant of these two retail partners Burlington Coat Factory Warehouse Corporation ("BCF"). Under the terms of this contract, the Company has built an exclusive ISN for BCF free of charge. In return, BCF will provide the Company with a list of its existing vendors and assist the Company in marketing the ISN to these vendors. BCF will receive 50 percent of the monthly hosting fees collected from vendors who join BCF's ISN. BCF has a stock warrant whereby BCF has the discretion to purchase an equity interest of up to 10 percent of the Company.

The Company's other retail partner is Factory 2-U Stores, Inc. ("F2U"). Under the terms of this contract, the Company will build an exclusive ISN for F2U free of charge. In return, F2U has agreed to send letters to its vendors encouraging them to join the ISN. F2U will receive 33 percent of the monthly hosting fees collected from vendors who join F2U's ISN.

Competition
It is important to distinguish between merchandise sourcing (front-end) and the procurement function (back-end). Currently, standardized EDI transaction sets, including purchase orders, are common today. However, EDI is costly and does not solve the front-end issue of merchandise sourcing. On the back-end, the emergence of Internet Protocol ("I/P") standards creates an opportunity for tighter inter-operation between the business systems of supply chain trading partners.

Many companies now provide Internet based EDI functionality, and some include integration of legacy and Enterprise Resource Planning ("ERP") systems. Upon a retailer's request, C-ME could provide specific Internet EDI procurement, however the Company's services are focused on the front-end issue of helping retailers actually locate merchandise.

Currently, the Company has not identified any direct competitors to its services to streamline retailers' merchandise sourcing activities. However, the company recognizes the rapid changes occuring within Web based technologies and that various back-end procurement providers may enter the front-end merchandise sourcing arena.

Intellectual Property Rights
The Company intends to seek U.S. patent and trademark protection on its products and process, where appropriate, and to protect its proprietary technology under U.S. and foreign laws affording protection for trade secrets and copyrights.

The company has trademarked its DEPS™, FOCASTING™ and Internet Sourcing Network™.

Item 2. Description of Property.
The following sets forth information as to the location and general character of the principal business facilities of the registrant.

Facilities
The Company leases its principal offices located at 320 South Garfield Avenue, Suite 318, Alhambra, California 91801. The area is approximately 3,000 Square Feet. The lease will expire on September 30, 1999

The Company has signed a new lease and will relocate its principal offices to Pasadena after the previous lease expires. The new address will be 600 S. Lake Ave., Suite 405, Pasadena, CA 91106. Telephone number (626) 793-5000. This new location has approximately 2,000 Square Feet of office space. This new lease provides for a gross rent of $3,520.80 per month and will expire October 30, 2002. The Company does not have any renewal options on the new lease.

Item 3. Legal Proceedings.
The Company has been named as a defendant, along with BCF, in a lawsuit brought by Stanley Rosner ("Rosner"), an individual. In March, 1998, Rosner commenced an action in the Supreme Court of the State of New York, Nassau County, New York (Index No. 98-006524). Rosner alleges breach of oral and written contracts between the Company and Rosner and between BCF and Rosner in 1997. Rosner claims that he is due certain fees from both the Company and BCF for services allegedly rendered in connection with certain transactions and alleged transactions involving the Company and BCF. Such transactions and alleged transactions relate to the Internet services that the Company may provide to BCF, and contemplated transactions arising from vendors of BCF. Rosner claims that he is due damages in an amount not less than $5,000,000 plus unspecified punitive damages from both the Company and BCF. Rosner's attorney has agreed that the Company and BCF are entitled to have the venue of the lawsuit transferred from Nassau County, New York to New York County (Manhattan), New York; Rosner's attorney also agreed to arrange for the transfer. Rosner's attorney also agreed that the Company's and BCF's responsive papers would be due no later than ten (10) days after notice of such transfer had been served. To date, the Company has not received notice of the proposed transfer of venue and has not filed its responsive papers or otherwise moved against the complaint. The Company intends to vigorously defend this action. The Company believes that it is not obligated to make any payments to Rosner and has meritorious defenses to all of Rosner's allegations. However, if the Company does not prevail and a significant damage award against the Company is granted, this would have a material adverse effect upon the Company.

Item 4. Submission of Matters to a Vote of Security Holders.
None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
The registrant's common stock is traded on the Over The Counter Bulletin Board (OTC-BB) under the symbol "CMEE". The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock as quoted by various market makers for the period of July 22, 1999 through September 22, 1999. There is no publicly trading range as of June 30, 1999. These prices do not include broker-dealers' mark-ups, markdowns or commissions, and may not represent actual transactions. The Company did not pay dividends in fiscal year 1996, 1997, 1998. The Company has no plan to pay dividends in the near future.

June 30, 1999 - No public trading record

July 22, 1999 to September 22, 1999
High: $11.00
Low: $2.50

The registrant's common stock is held by approximately 520 shareholders as of June 30, 1999. Among them, there were 7 institutional shareholders.

Item 6. Management's Discussion and Analysis or Plan of Operation.
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in the annual report for the fiscal year ended June 30, 1999. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein.

Introduction
The Company was formed in July, 1996 to develop, establish, and market web-based e-commerce solutions for retailers and their supply chains. These solutions take the form of five current and planned interlocking services: (1) an Internet Sourcing Network ("ISN"), (2) a Virtual Trade Show ("VTS"), (3) Internet EDI (which will be provided upon retailer's request), (4) Wholesale Auction Center ("WAC") - planned launch Spring 2000, and (5) Factory Outlet Mall ("FOM") - planned launch Spring 2000. The business strategy of the Company is focused on establishing collaborative relationships with U.S.-based retailers wherein the Company will provide each retailer with an ISN in return for their assistance in marketing the ISN to their supply chain vendors. After establishing ISN's for these collaborative retail partners, the Company intends to use the Internet's global accessibility to expand these retailers' supply chains to foreign producing countries, primarily in the Pacific Rim.

To date, the Company's primary activities have involved developing its VTS and ISN software and database (the "Software"), organizing its sales force, and marketing its VTS and ISN. Research and development costs are expensed as incurred. Selling expenses consist primarily of salaries, commissions, and administrative costs associated with the Company's payroll and marketing personnel. General and administrative expenses include the costs of consultants and other administrative functions of the Company.

Initial Public Offering "IPO"
The Company conducted its IPO as a direct public offering in conjunction with nine participating broker/dealers on a best efforts basis. Participating broker/dealers were: Ace Diversified Capital, AM Razo & Company Securities Inc., Corporate Investments Group Inc., Drake & Company Inc., First Montauk Securities, The Malachi Group Inc., Tradeway Securities Group Inc., Travis Morgan Securities and U.S. Pacific Financial Services. The Company successfully sold 336,173 shares of common stock at $8.00 per share. The net proceeds of $2,283,058 will be used to implement the business plan. The immediate goals are to expand relationships with its current retail partners; Burlington Coat Factory (NYSE: BCF) and Factory 2-U Stores, Inc. (Nasdaq:FTUS), build new retail partners, and organize a new management team.

Financial Condition and Results of Operations:
The Company has had three years of operation.
Fiscal year ended June 30, 1999 compared to year ended June 30, 1998
The following discussion sets forth information for the twelve months ended June 30, 1999 compared with the twelve months ended June 30, 1998. This information has been derived from audited financial statements of the Company contained elsewhere in the annual report.

For the twelve months ended June 30, 1999, the Company had revenues totaling $47,810 representing a decrease of $17,912 from the same period a year ago, due to the Company's shift in focus from marketing its services to the Initial Public Offering process resulting in a decline in fees received from the users of the Company's VTS and web design services. The Company's operating expenses for the twelve months ended June 30, 1999, totaling $712,146, consisted of $107,824 for the cost of revenue and $652,132 for general administration and selling expenses, representing an increase of $125,339 from the twelve months ended June 30, 1998 due to approximately $250,000 expenses related to the IPO process. Consequently, the Company experienced a net loss of $695,454 for the fiscal year ended June 30, 1999 compared to a net loss of $571,360 for 1998.

Year 2000 Compliance Issue
The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. The Company has reviewed all significant internal applications and is in the process of implementing modifications that were considered necessary to ensure Year 2000 compliance. Since the Company has only 3 years' history of operation, all the computer hardware and software are newly purchased and management believes them to be Y2K compliant.

In addition, the Company is in the process of communicating with others with whom it does significant business, to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or to its results of operations.

Recent Accounting Pronouncements
In June 1998, the FASB issued SFAS No. 133. "Accounting for Derivatives Instruments and Hedging Activities" which establishes accounting reporting standards for derivative instrument including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 was originally to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 has deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that adoption of this statement will not have a material impact on the Company's financial statements.

Status of Operations
Originally, the Company's business model was to solicit vendors to display products on its VTS. Accordingly, the Company solicited approximately 1,800 vendors who had shown some interest in joining the Company's VTS program. The Company was able to complete 600 websites for the vendors who showed interest in the VTS; however, only 250 of the 600 vendors eventually committed to the Company's services. Based on this experience, the Company decided to change its business model. The Company's current business model focuses on the retailer and forming strategic retail relationships. Pursuant to this new business model, the Company plans to utilize the marketing power of its retail partners to attract vendors.

Participation Agreements
On October 15, 1997, the Company entered into a Participation Agreement with Burlington Coat Factory Warehouse Corporation ("BCF"). Under the terms of the Participation Agreement, BCF would assist the Company in marketing the ISN to BCF's vendors in return for a portion of the monthly hosting fees. The Company is required to pay BCF 50 percent of the monthly hosting fees collected from vendors who join BCF's ISN. In addition, the Company granted a warrant to BCF to allow BCF to purchase up to 10% of the outstanding shares of common stock of the Company on a fully diluted basis, subject to certain conditions as defined in the warrant agreement.

On January 27, 1998, the Company entered into a similar Participation Agreement with Factory 2-U Stores, ("F2U"). Under the terms of the Participation Agreement, F2U would assist the Company in marketing the ISN to F2U's vendors in return for a portion of the monthly hosting fees. Unlike the Company's Participation Agreement with BCF, F2U will receive 33 percent of the monthly hosting fees collected from vendors who join F2U's ISN, and F2U does not have a stock warrant for the purchase of any shares of the Company's capital stock.

Income Taxes
Since its inception, the Company has been taxed as a C corporation. The Company has Carryover Operating Losses of $551,847 in 1996, $571,920 in 1997, and $669,540 in 1998. Accordingly, the Company has $1,793,307 available as of June 30, 1999 in federal net operating loss carryover, which can be used to offset future federal taxable income. As for tax purposes in the state of California, the Company had Net Operating Losses in 1996 of $551,847, $571,120 in 1997 and $668,740 in 1999. This gives the Company an aggregate net operating loss for the state of California of $1,791,707. However, the utilization of net operating losses may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources
The Company's working capital increased from $337,546 as of June 30, 1998 to $1,869,966 as of June 30, 1999 primarily due to the successful IPO. The Company has an average monthly general and administrative expense of $42,737.42 in 1998 and $54,344.33 in 1999. With a working capital of approximately $1.9 Million and an average monthly expense of approximately $55,000, we believe the Company has a high level of liquidity.

Net cash used in operating activities decreased from $522,001 in 1998 to $472,245 in 1999. The decrease reflects the change of accounts payable and accrued expenses from $2,950 to $182,637. In 1998, $99,559 was provided from investing activities, while in 1999, $1,200,200 was used in investing activities. The change was due to the increase of time certificate of deposit into banks. Net cash provided by financing activities increase from $500,000 in 1998 to $2,186,074 in 1999. The increase was due to the proceeds raised from the initial public offering.

During the year ended June 30,1999, the Company maintained a non-revolving line of credit of $300,000 with a bank. All money borrowed by the Company under the line of credit bears interest at the bank's prime rate plus 1.5% and was personally guaranteed by the Company's Chairman and President. The Company issued 20,000 Common Stock warrants, at an exercise price of $8 per share and expires on February 10, 2004 to the bank. The line of credit expired on June 30, 1999.

Forward-Looking Statements
The discussions of the Company's business and activities set forth in this report an in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company. In light of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors which could cause actual results to differ materially from those reflected in any forward looking statement made by or on behalf of the Company: reliance on collaborative retail partners, market acceptance of Company products and services; changing business conditions or technologies in the industry, which could affect demand for the Company's products and services; the impact of competition; problems with technology; product development schedules; and regulatory factors beyond the Company's control.

Item 7. Financial Statements.
The information called for by this item is included in the Company's annual audited financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
On October 1, 1999 the Company filed a form 8-K to report a change in registrant's certifying accountant from KPMG, LLP to BDO Seidman, LLP. The Company had no disagreements with KPMG, LLP with regards to any accounting matter or otherwise. A letter from KPMG, LLP addressed to the Commission was filed as an exhibit to the 8-K filing.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors
Directors of the Company currently do not receive salaries for serving as directors of the Company. There are presently seven (7) directors on the Board. The Company reimburses all directors for any expense incurred in attending Board meetings. The directors and executive officers of the Company and their respective ages and positions with the Company are set forth in the following table.

NAME	AGE	POSITION
Howard W. Moore	68	Vice-Chairman
Frank S. Yuan	50	Chief Executive Officer, President, and Chairman of the Board
Charles Rice	55	Director
Deborah Shamaley	39	Director
Robert Lee	41	Director
Robert Hsieh	50	Director
Peter Lin	28	Director
David Rau	43	Chief Financial Officer
James Zheng	31	Chief Technology Officer
James K. Ho	48	Advisor
Joseph Sloan	42	Advisor

Howard W. Moore
Mr. Moore has served as Vice-Chairman of the Company since December 1998. Mr. Moore has extensive experience in the toy industry. Beginning in 1948, Mr. Moore started a family toy business called Moore's Toy Stores. In 1957, Mr. Moore founded Toy Barn Stores in Baltimore, Maryland. Then in 1966, Mr. Moore founded and served as the President and Chief Executive Officer of Toy Town, USA, Inc. In 1978, Toy Town, USA, Inc. was sold to Lionel Corporation. From 1978 to 1979, Mr. Moore served as Executive Vice President for Lionel Leisure. Mr. Moore joined Toys "R" Us in 1980 as its Vice President of Purchasing. From there, Mr. Moore became the Toys "R" Us' Executive Vice President and General Merchandising Manager. In addition, in 1983, Mr. Moore was appointed a member of Toys "R" Us' Executive Committee, where he served until 1990. In 1985, Mr. Moore was appointed to the Board of Directors for Toys "R" Us, where he continues to serve to this day. In addition, Mr. Moore serves as a member of Toys "R" Us' Governance Committee. In 1990, Mr. Moore retired from Toys "R" Us and founded Howard Moore Associates, which provides consulting to the toy industry in the areas of marketing, product licensing, and merchandising/packaging. Currently, Mr. Moore acts as a consultant for Today's Kids, Leapfrog, Wild Planet, Catylist, and Whamo as well as for start-up companies, product developers, and toy inventors. Finally, Mr. Moore has brokered the sale of four toy companies plus multiple product lines.

Frank S. Yuan
Founding the Company in 1996, Mr. Yuan has served as the Chief Executive Officer, President and Chairman of the Board since the Company's inception. Mr. Yuan has a well-diversified business background, which includes more than 20 years experience in the apparel and computer wholesale industries. In 1986, Mr. Yuan founded U.N. Imports, Inc. - a men's apparel import/wholesale company. Mr. Yuan has been working for U.N. Imports, Inc. since 1986. Prior to that, Mr. Yuan founded Frenchy's Clothing Co., a 3 store men's clothing retail chain, and Foria International, Inc., a men's clothing line that manufactured apparel under the "Knights of Round Table" label. Mr. Yuan also co-founded UNI-CGS, Inc. -- a computer hardware importer and wholesaler. Besides experience in the apparel and computer industries, Mr. Yuan also has substantial experience in real estate where he founded UNI-Fortune Company. UNI-Fortune was responsible for developing and selling two retail shopping centers, three office buildings, six condominium projects, and a 400+ unit apartment complex. Mr. Yuan was also the co-founder of two community commercial banks -- United National Bank and EverTrust Bank. Lastly, Mr. Yuan founded and served as the Chairman of the Board for Western Cities Titles Insurance Company. Mr. Yuan has a B.A. in Economics from Fu-Jen Catholic University in Taiwan (1970) and a M.B.A. from Utah State University (1973).

Charles Rice
Mr. Rice has been a member of the Company's Board of Directors since February 1, 1997. Mr. Rice has 30 years of experience in wholesale apparel buying. He has extensive buying experience as a men's apparel buyer for Sears, Roebuck and Company and Montgomery Ward. Mr. Rice is currently employed by Deer Creek Enterprises, Ltd. where he serves as a manufacturer's representative for Sunkyong America/Leader Apparel. Mr. Rice has a B.S. in Business and Economics from the University of Delaware (1963).

Deborah Shamaley
Mrs. Shamaley has been a member of the Company's Board of Directors since February 1, 1997. In March 1985, Mrs. Shamaley co-founded the Texas Apparel Group. The Texas Apparel Group was later renamed The Apparel Group (TAG). TAG specialized in buying and selling wholesale/retail, off-price/close-out women's apparel. TAG grew to 228 employees with 23 retail outlets across Texas, New Mexico, Arkansas, Oklahoma, Missouri, and Mexico, including 8 franchise outlets. TAG sold to 1,800 wholesale accounts; which included BCF, Sears, J.C. Penney's, Nordstrom, Sam's, 50 Off, Factory 2-U, and One Price Clothing Stores. Sales rose from $1.08 million in its first year of business to $37.3 million at its peak. In 1996, Mrs. Shamaley sold her interest in TAG and has since retired.

Robert H.J. Lee
Mr. Lee has been a member of the Company's Board of Directors since February 1, 1997. Mr. Lee was the founder and President of PicoPower Technology, Inc. which specialized in inventing low wattage chips for use in the growing portable computer market. During the three years PicoPower was in business, its sales rose to $40 million. In 1994, PicoPower was sold to Cirrus Logic for approximately $60 million. From 1995 to 1996, Mr. Lee served as Corporate Vice President for Cirrus Logic. In 1996, Mr. Lee became an independent venture capitalist. In April, 1997, Mr. Lee joined 2M Invest Corp. (a venture capital fund) and became its Managing Director. Mr. Lee also serves as the Chairman for several companies including Link Max, Inc. (a company specializing in Intranet services), Cycore A/S (a Swedish corporation specializing in 3-D graphics rendering and special effects rendering software), and Kaukas Systems, Inc. (a company specializing in providing a voice call back response service for doctors). Mr. Lee has a degree from Chien-Hsien Institute of Technology in Taiwan (1975) and a M.S. in Computer Science from Stevens Institute of Technology (1982).

Robert Hsieh, Ph.D.
Dr. Hsieh has been a member of the Company's Board of Directors since February 1, 1997. Dr. Hsieh currently serves as the Vice-Chairman of Microtek Lab, Inc. (USA) and Microtek International, Inc. (Taiwan). Dr. Hsieh founded Microtek Lab, Inc. and was the guiding force behind the development of its desktop scanner business. Under Dr. Hsieh's leadership, Microtek launched the industry's first desktop scanner in 1984, which has grown progressively since then to include a full array of color and grayscale models. Dr. Hsieh also co-founded, and is the Co-Chairman of Ulead Systems - a Windows-based applications software company. Dr. Hsieh has also served on numerous Boards of Directors for high-tech companies, including C-Cube, Sierra Imaging Technology, and Hologram Imaging Technology. Dr. Hsieh has a B.S. degree in Electrical Engineering from National Cheng Kung University in Taiwan (1968) and a M.S. (1971) and Ph.D. (1978) in Electrical Engineering from the University of Cincinnati.

Peter Lin
Mr. Lin has been a member of the Company's Board of Directors since February 1, 1997. Mr. Lin is currently a Senior Financial Analyst specializing in mergers and acquisitions for Watson Pharmaceuticals, Inc. Prior to that, Mr. Lin was a Corporate Actions Analyst for Capital Research and Management Company from September, 1993 to September, 1996 and for the Franklin Templeton Group from October, 1992 to September, 1993. Mr. Lin was an Associate Portfolio Manager in Global Investment Advisors, Inc., the General Partner of Global Strategic Investment, and is the Investment/Portfolio Manager of the Lotus Group. Mr. Lin has a B.S. in Business Administration from University of California, Berkeley (1991) and a M.I.S. degree from Claremont Graduate University in California (1998).

Executive Officers
 David Rau
Mr. Rau joined the Company in August, 1996 and serves as its Controller and Chief Financial Officer. Mr. Rau also serves as the Controller/CFO for U.N. Imports, Inc. and has served in that capacity since 1986. Mr. Rau has a B.A. in Economics from Fu-Jen Catholic University in Taiwan (1977), a M.B.A. from Eastern New Mexico University (1983), and a M.S. in Computer Science from North Texas State University (1986).

James Zheng
Mr. Zheng serves as the Company's Chief Technology Officer and was instrumental in designing, developing, and implementing the Company's product driven search engine, database structure, and on-line purchasing/ordering systems. Mr. Zheng also designed and built the Company's network, based on TCP/IP. Concurrent with his responsibilities at the Company, Mr. Zheng owns a multimedia company (HZ Multimedia, Inc.) where he develops interactive multimedia application in the areas of corporate presentation, marketing, and computer-based training as well as provides consulting services in cross-platform multimedia and Internet application development. Some of his clients have included Fidelity National Title Insurance Company, Toshiba of America, LPL Financial Services, Ross Roy Communications, Inc., Santa Fe/Burlington Northern Railroad, JLG Technology, and Mazda Motor of America. Mr. Zheng also worked at AIMS Multimedia from 1994 to 1996 where he functioned as a software engineer, webmaster and UNIX systems engineer. Mr. Zheng has a B.S. degree in Computer Science from Zhengzhou University, China (1989). Mr. Zheng has a M.S. degree in Computer Science from University of California, Riverside (1992), where he is a Ph.D. candidate.

Other Key Advisors
 James K. Ho, Ph.D.
Dr. Ho serves as a consultant for the Company. Dr. Ho is a professor of information and decision sciences at the University of Illinois at Chicago, where he serves as director of applied research and consulting services for the College of Business Administration. He did his undergraduate work at Columbia University and obtained his Ph.D. from Stanford University. Dr. Ho has published widely in academic and professional journals and authored three books and numerous research articles including "Evaluating the World Wide Web: A Study of 1000 Commercial Sites," "A Comparative Study of Commercial Web Sites in Australia, France, Hong Kong, and USA," and "Focasting: The future of Web Advertising." He has extensive experience working with international organizations, major corporations, as well as small businesses in the application of information technology in the workplace. Based on his recent book, Prosperity in the Information Age, he conducts executive seminars on "Competing in the Information Age: Maximizing the Payoff from Information Technology" and on "Internet Strategies: Beyond Web Sites and Home Pages." Dr. Ho teaches courses in information and operations management for MBA, MS, and Ph.D. students, making extensive use of Web resources. It was Dr. Ho who suggested that the Company implement a FOCASTING (Focused Broadcasting) function in the Company's web site to provide an added value for the Company's subscribers.

Joseph Sloan
Mr. Sloan serves as a consultant to the Company. Mr. Sloan is currently the senior UNIX administrator for Toyota in charge of implementing its call center database, direct response marketing database, web site, external UNIX mail gateway, and new UNIX system. Mr. Sloan has a background in system and network administration of Solaris, SGI Irix, BSD, LINUX and other UNIX systems. Moreover, Mr. Sloan has a background in UNI - PC integration, administration of mail, DNS, web and security as well as utility programming in Perl, Shell, C/C++ and other languages. Mr. Sloan has worked at McDonnell Douglas Corporation where he wrote ATE and Mil-1553 avionics test software and Hughes Aircraft Co. where he was responsible for large scale naval electronics warfare systems for the Navy of the Republic of China. Mr. Sloan has an Associate Degree in Electronics Technology from Fullerton College (1981). Mr. Sloan is currently completing his B.S. Degree in Computer Engineering from California State Long Beach.

Item 10. Executive Compensation.
The following table sets forth, for the fiscal year ended June 30, 1998 and June 30, 1999, annual compensation, including salary and bonuses paid by the Company to each executive officer and all executive officers as a group. No other executive officers received more than $100,000 in 1998 and 1999.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (f)	LTIP Payouts	All Other Compensation ($)
Frank Yuan, CEO	1998	25,818	0	0	0	0	0	0
All Executives as a Group	1998	25,818	0	0	0	0	0	0
Frank Yuan, CEO	1999	39,538.92	0	0	0	0	0	0
All Executives as a Group	1999	39,538.92	0	0	0	0	0	0

Employment Agreements
Mr. Rau entered into an employment agreement with the Company in October 1996, pursuant to which Mr. Rau will serve as part time CFO. The term of the agreement is "at will"; either party may terminate the agreement upon ten (10) days written notice. Pursuant to the agreement with Mr. Rau, the Company will pay Mr. Rau a base salary of $33,600 beginning October 1996.

Directors and Officers Insurance
The Company has purchased Directors and Officers Insurance coverage from Lloyds of London.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Common Stock Ownership
The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of June 30, 1999, and as adjusted to reflect the sale of the Shares offered hereby, for (i) each executive officer or director of the Company who beneficially owns Shares; (ii) each stockholder known to the Company to beneficially own 5 percent or more of the outstanding Shares of its Common Stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such Shares, subject to community property laws where applicable. The actual ownership of common stocks by the board of directors and executives are listed in the following table.

Executive Officers, Directors, and 5% Stockholders(1)	Shares Beneficially Owned	Percentage of Common Shares Outstanding
Frank S. Yuan Family Trust(2)	2,700,000	44.98%
Charles Rice	60,000	1.00%
Deborah Shamaley	300,000	5.00%
Robert H.J. Lee	250,000	4.16%
Robert Hsieh	62,500	1.04%
Peter Lin	295,000	4.91%
David Rau (3)	30,000	0.50%
James Zheng (4)	50,000	0.83%
UNI, L.P.	474,000	7.90%
All Officers, Directors, and 5% Shareholders as Group	4,221,500	70.32%
All Other Stockholders	1,781,670	29.68%
Shares Outstanding as of June 30,1999	6,003,170	100.00%

(1)	All officers, directors, and five-percent shareholders of the Company may be reached at Cyber Merchants Exchange, Inc., 600 S. Lake Ave., Ste. 405, Pasadena, CA 91106.
(2)	Frank Yuan and Vicky Yuan are the trustees of the Frank S. Yuan Family Trust. Jerome Yuan is the beneficiary of the Frank S. Yuan Family Trust.
(3)	Assumes the exercise by David Rau of his stock options for 25,000 shares of common stock as of June 30,1999 (after a 1-for-2 reverse stock split), which Mr. Rau has since exercised at a cost of $10.
(4)	Assumes the exercise by James Zheng of his stock options for 50,000 shares of common stock as of June 30,1999 (after a 1-for-2 reverse stock split), which Mr. Zheng has since exercised at a cost of $10.

Stock Options
The Company has adopted a 1996 non-qualified Stock Option Plan covering 250,000 shares of the Company's Common Stock, pursuant to which directors, officers, key employees, and consultants working for the Company are eligible to receive stock options. The plan is administered by the Board of Directors and the President of the Company (the "Administrator"). The selection of participants, allotment of shares, determination of price and other conditions of purchase of the stock options are determined by the Administrator in order to attract and retain persons instrumental to the success of the Company. As determined by the Administrator, payment upon exercise of options may be in cash or other payment method. Generally, the vesting, exercise and termination schedules are determined by the Administrator at the time of grant, as is the exercise price. The stock options, in most cases, are terminated if the Grantee resigns, terminates, or no longer holds his/her position with the Company prior to vesting. The table below reflects stock options granted by the Company to executive officers and other persons. The table covers all options granted by the Company through June 30, 1999. As of June 30, 1999, no options have been exercised.

Name of Holder	Granted	No. of Shares	Exercise Price
David Rau(1)	1996	25,000	$10.00 (Total Cost)
James Zheng(2)	1996	50,000	$10.00 (Total Cost)
Monica Cheang(3)	1997	10,000	$0.40/share
Luz Jimenez(4)	1997	5,000	$0.40/share
David Rau(4)	1998	5,000	$0.40/share
Laura Mercado(4)	1998	5,000	$0.40/share
Catherine Jampierre(4)	1998	5,000	$0.40/share
Howard W. Moore(5)	1998	15,000	$0.40/share
Total Granted:		120,000	$.40/share and $10.00
Total Ungranted:		130,000 (6)

(1)	David Rau was granted a restricted stock option to purchase 25,000 shares of Common Stock for a total cost of $10.00 pursuant to an employment contract executed on October 28, 1996. The option vested two years after the execution of the employment contract. However, Mr. Rau can only exercise 50 percent of the option (12,500 shares) within 15 days after the end of his second year of employment. The remaining 50 percent of the option (12,500 shares) is exercisable within 15 days after the end of his third year of employment.
(2)	James Zheng was granted a restricted stock option to purchase 50,000 shares of Common Stock for a total cost of $10.00 pursuant to an employment contract executed on November 1, 1996. The option vested two years after the execution of the employment contract. However, Mr. Zheng can only exercise 50 percent of the option (25,000 shares) within 15 days after the end of his second year of employment. The remaining 50 percent of the option (25,000 shares) is exercisable within 15 days after the end of his third year of employment.
(3)	Monica Cheang, who serves as the Company's Office Administrator, was granted a restricted stock option to purchase 10,000 shares of Common Stock at $0.40 per share. Ms. Cheang can only exercise 50 percent of her option (5,000 shares) within 15 days after the end of her second year of employment. The remaining 50 percent of the option (5,000 shares) is exercisable within 15 days after the end of her third year of employment.
(4)	Luz Jimenez, David Rau, Laura Mercado and Catherine Jampierre were each granted restricted stock option to purchase 5,000 shares of Common Stock at $0.40 per share. They can only exercise 50 percent of their option (2,500 shares) within 15 days after the end of their second year of employment. The remaining 50 percent of the options (2,500 shares) are exercisable within 15 days after the end of their third year of employment.
(5)	In consideration for serving as the Company's Vice-Chairman, Mr. Moore was granted a restricted stock option to purchase 15,000 shares of Common Stock at $0.40 per share.
(6)	The Board of Directors has empowered Management to grant the remaining 130,000 shares of ungranted stock options to key employees.

Stock Options exercisable in the next 6 months
Excluding the options granted to Howard Moore, there were 105,000 shares of stock options listed in the above stock options table eligible for exercise within the next 6 months based upon the 1996 non-qualified stock option plan. Among the 15,000 shares granted to Howard Moore, 7,500 shares are exercisable within the next 6 months.

Item 12. Certain Relationships and Related Transactions.
The Company maintains certain banking relationships such as checking, money market, certificates of deposit accounts, with Evertrust Bank, of which the Company's Chairman and President is a founder and shareholder. As of June 30, 1999, the cash and cash equivalent balance at Evertrust Bank was $570,209, and certificates of deposit balance amounted to $300,000. Management believes that Evertrust Bank offers competitive interest rates and services.

Item 13. Exhibits and Reports on Form 8-K.
On October 1, 1999 the Company filed a form 8-K to report a change in registrant's certifying accountant from KPMG, LLP to BDO Seidman, LLP. The Company had no disagreements with KPMG, LLP with regards to any accounting matter or otherwise. A letter from KPMG, LLP addressed to the Commission was filed as an exhibit to the 8-K filing.

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
4.1	Article II of Bylaws (Reference is made to Exhibit 3.2)*
4.3	Warrant held by Burlington Coat Factory Warehouse Corporation*
10.2	Lease of registrant's facilities*
10.2	Participation Agreement with Burlington Coat Factory Warehouse Corporation*
10.3	Contract with Family Bargain Corporation*
10.4	Employment contract with David Rau*
10.5	Escrow Agreement with Union Bank of California*
10.6	1996 World Wide Magic Net, Inc. Stock Option Plan*
16.1	Change of Certified Public Accountant
23.2	Consent of Evers & Hendrickson, LLP*
27.1	Financial Data Schedule
* Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Amendment No. 5 dated May 6, 1999, and incorporated herein by this reference. Financial Data Schedule

Tag	Tag Value
PERIOD-TYPE	12-MOS
FISCAL-YEAR-END	JUN-30-1999
PERIOD-START	JUL-01-1998
PERIOD-END	JUN-30-1999
CASH	595265
SECURITIES	1500200
RECEIVABLES	8150
ALLOWANCES	5990
INVENTORY	0
CURRENT-ASSETS	2200599
PP&E	38540
DEPRECIATION	40281
TOTAL-ASSETS	2242282
CURRENT-LIABILITIES	233649
BONDS	0
PREFERRED-MANDATORY	0
PREFERRED	0
COMMON	3,863,058
OTHER-SE	-1,854,425
TOTAL-LIABILITY-AND-EQUITY	2242282
SALES	47810
TOTAL-REVENUES	47810
CGS	107824
TOTAL-COSTS	652132
OTHER-EXPENSES	0
LOSS-PROVISION	0
INTEREST-EXPENSE	-17492
INCOME-PRETAX	-694,654
INCOME-TAX	800
INCOME-CONTINUING	0
DISCONTINUED	0
EXTRAORDINARY	0
CHANGES	0
NET-INCOME	-695454
EPS-BASIC	-0.12
EPS-DILUTED	-0.12
Signatures In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CYBER MERCHANTS EXCHANGE, INC. BY: /s/ David Rau DAVID RAU Chief Financial Officer Date: September 28, 1999
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Frank S. Yuan September 28, 1999
Frank S. Yuan
President / CEO

BY: /s/ David Rau September 28, 1999
David Rau
CFO

BY: /s/ Frank Yuan September 28, 1999
Frank Yuan
Chairman

BY: /s/ Howard Moore September 28, 1999
Howard Moore
Vice Chairman

BY: /s/ Charles Rice September 28, 1999
Charles Rice
Director

BY: /s/ Deborah Shamaley September 28, 1999
Deborah Shamaley
Director

BY: /s/ Peter Lin September 28, 1999
Peter Lin
Director

Reports of Independent Certified Public Accountants

Cyber Merchants Exchange, Inc. d.b.a. C-ME.com

_______________________

Report on Audited Financial Statements

For the Years Ended June 30, 1998 and 1999

_______________________

Reports of Independent Certified Public Accountants

Consolidated financial statements

Balance Sheets as of June 30, 1998 and 1999

Statements of Operations for the years ended June 31, 1998 and 1999

Statements of Shareholders' Equity for the years ended June 30, 1999 and 1998

Statements of Cash Flows for the years ended June 30, 1998 and 1999

Notes to Financial Statements

Report of Independent Certified Public Accountant

The Board of Directors
Cyber Merchants Exchange, Inc. d.b.a.C-ME.com

We have audited the accompanying balance sheet of Cyber Merchants Exchange, Inc. d.b.a. C-ME.com (the Company) as of June 30, 1999 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Merchants Exchange, Inc. d.b.a. C-ME.com as of June 30, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/S/ BDO Seidman, LLP

Los Angeles, California
September 28, 1999

The Board of Directors
Cyber Merchants Exchange, Inc.:

We have audited the accompanying balance sheets of Cyber Merchants Exchange, Inc. (the Company) as of June 30, 1998 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Merchants Exchange, Inc. as of June 30, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses and negative cash flows from operating activities since inception. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Los Angeles, California
October 16, 1998

BALANCE SHEETS

	June 30,
	1998	1999

Assets Current assets
- Cash and cash equivalents (Note 3)	$ 81,636	$ 595,265
- Certificates of deposit (Note 3)	300,000	1,500,200
- Stock subscription receivable	-	96,984
- Accounts receivable, net of allowance for doubtful accounts of $3,600 and $5,990 as of December 31, 1998 and 1999, respectively	7,477	8,150

Total current assets	389,113	2,200,599
Property and equipment, net (Note 2)	78,821	38,540
Other assets	4,562	3,143

Total assets	$ 472,496	$ 2,242,282
Liabilities and Stockholders' Equity Current liabilities:
- Accounts payable and accrued expenses	$ 47,502	230,139
- Deferred revenue	3,965	3,510

Total current liabilities	51,467	233,649
Commitments and contingency (Note 5, 6 and 7) Shareholders' equity: (Note 5)
Common stock, no par value; 40,000,000 shares authorized; 5,750,000 shares and 6,003,170 shares issued and outstanding at June 30, 1998 and 1999, respectively	1,550,000	3,169,034
- Additional paid-in capital	30,000	30,000
- Common stock subscribed	-	664,024
- Accumulated deficit	(1,158,971)	(1,854,425)

Total shareholders' equity	421,029	2,008,633

Total liabilities and shareholders' equity	$ 472,496	$ 2,242,282

See accompanying notes to financial statements. STATEMENT OF OPERATIONS
	Year ended June 30,
	1998	1999

Revenues - subscribers' fees Operating costs and expenses:	$ 65,722	$ 47,810
- Cost of revenues	139,680	107,824
- General and administrative expenses	512,849	652,132

Operating loss Other income (expenses):	(586,807)	(712,146)
- Loss on sale of fixed assets	(91)	-
- Interest income	16,338	17,492

Loss before income taxes	(570,560)	(694,654)
Income taxes (Note 4)	800	800

Net loss	$ (571,360)	$ (695,454)

Basic and diluted net loss per share (Note 1)	$ (.11)	$ (.12)

Weighted-average number of common shares outstanding	5,281,889	5,793,889

See accompanying notes to financial statements. STATEMENT OF SHAREHOLDERS' EQUITY YEARS ENDED JUNE 30, 1999 AND 1998

	Common Stock		Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Net Shareholders' Equity

	Shares	Amount

Balance, July 31, 1997	4,750,000	$ 1,050,000	$ 30,000	$ -	$ (587,611)	$ 492,389
- Issuance of common stock	1,000,000	500,000	-	-	-	500,000
- Net loss	-	-	-	-	(571,360)	(571,360)

Balance, June 30, 1998	5,750,000	1,550,000	30,000	-	(1,158,971)	421,029
- Issuance of common stock (Note 5)	253,170	1,619,034	-	-	-	1,619,034
- Subscription of common stock (Note 5)	-	-	-	664,024	-	664,024
- Net loss	-	-	-	-	(695,454)	(695,454)

Balance, June 30, 1999	6,003,170	$ 3,169,034	$ 30,000	$ 664,024	$ (1,854,425)	$ 2,008,633

See accompanying notes to financial statements. STATEMENT OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalent

	Year Ended June 30,
	1998	1999
Cash flows from operating activities:
- Net loss - Adjustments to reconcile net loss to net cash used in operating activities:	$ (571,360)	$ (695,454)
-- Depreciation and amortization	38,623	40,281
-- Loss on sale of fixed assets	91	-
-- Provision for doubtful accounts	3,600	2,390
-- Changes in assets and liabilities:
--- Accounts receivable	(1,517)	(3,063)
-- Other current assets	5,901	-
--- Other assets	21	1,419
--- Accounts payable and accrued expenses	2,950	182,637
--- Deferred revenue	(310)	(455)

Net cash used in operating activities	(522,001)	(472,245)
Cash flows from investing activities:
- Investment in certificates of deposit	(300,000)	(1,500,200)
- Proceeds from maturity of certificates of deposit	(23,421)	300,000
- Proceeds from sale of property and equipment	3,410	-
- Proceeds received from note receivable	419,570	-

Net cash provided by (used in) investing activities	99,559	(1,200,200)
Cash flows from financing activities:
- Proceeds from borrowings under line of credit	-	275,000
- Repayments of borrowings under line of credit	-	(275,000)
- Proceeds from stock subscriptions	-	567,040
- Proceeds from issuance of common stock	500,000	2,025,360
- Payments of issuance costs	-	(406,326)

Net cash provided by financing activities	500,000	2,186,074

Net increase in cash and cash equivalents	77,558	513,629
Cash and cash equivalents, beginning of year	4,078	81,636

Cash and cash equivalents, end of year	$ 81,636	$ 595,265
Supplemental disclosure of cash flow information: - Cash paid during the year for:
-- Interest	$ -	$ 2,871
-- Income taxes	1,600	800

Supplemental disclosure of noncash financing activities
- In June 1999, the Company received subscriptions for 83,003 shares of its common stock at $8.00 per share, totaling $664,024. As of June 30, 1999, $567,040 was received and $96,984 remained outstanding.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in July 1996 in the State of California and commenced its operations in November 1996. Cyber Merchants Exchange, Inc. d.b.a. C-ME.com (the Company and formerly known as World Wide Magic Net, Inc.) is engaged in developing and marketing internet based business-to-business e-commerce network services to the retailers and their worldwide vendors. The Company provides a private extranet sourcing network whereby a retailer can go on-line, review vendors' product information, and make purchases through the network developed and maintained by the Company. A vendor pays a one-time setup fee and a monthly maintenance fee, through the network, to display its products to and receive real time response, inquires, and/or orders from these retailers.

The Company also provides paid vendors with additional services such as customized web design and hosting services, and Virtual Trade Show which is a continuous revolving product forum showcase that allows buyers to freely search for products.

(a)

Revenue Recognition
Subscriber's fees represent revenues generated through a one-time, nonrefundable setup fee and monthly hosting fees. Revenues are recognized after the services have been rendered and no significant vendor obligation remains. Unearned but billed revenues are deferred.

(b)	Cash and Cash Equivalents The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash and cash equivalents.
(c)

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the amortized useful lives or lease term.

(d)

Income Taxes
The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes reflect the impact of "temporary differences" between assets and liabilities for financial reporting purposes and such amounts as measured by tax law and regulations.

(e)

Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(f)

Stock Options
SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosure for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure provisions of SFAS No. 123.

(g)

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

Net loss per share for the year ended June 30, 1998 does not include the effect of 160,000 stock options with a weighted average exercise price of $.21 per share and 944,444 common stock warrants with a weighted average exercise price of $4.00 per share because their effects are antidilutive.

Net loss per share for the year ended June 30, 1999 does not include the effect of 120,000 stock options with a weighted average exercise price of $.12 per share and 707,056 common stock warrants with a weighted average exercise price of $4.25 per share because their effects are antidilutive.

(h)

Recent accounting pronouncements
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 was originally to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 has deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

(i)

Current Vulnerability due to Certain Concentrations
Certain financial instruments, principally trade receivable, potentially subject the Company to credit risk. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains an allowance for doubtful receivable and sales returns based upon factors surrounding the credit risk of specific customers, historical trends and the Company's estimate of future product returns.

The Company invested $850,000, $500,000 and $700,000 in certificates of deposit at three different banks, respectively, as of June 30, 1999. These certificates mature from seven to two hundred forty one days. The amount invested at each bank exceeded the FDIC insurance coverage limit ($100,000).

NOTE 2 - PROPERTY AND EQUIPMENT A summary of property and equipment at cost is as follows:
	June 30,
	1998	1999

Leasehold improvements	$ 4,351	$ 4,351
Furniture and fixtures	20,844	20,844
Computer equipment and software	98,579	98,579
Office equipment	16,270	16,270

	140,044	140,044
Less accumulated depreciation and amortization	(61,223)	(101,504)

	$ 78,821	$ 38,540

Depreciation expenses were $38,623 and $40,281 for the years ended December 31, 1998 and 1999, respectively.

NOTE 3 -- RELATED PARTY TRANSACTIONS

The Company maintains certain banking relationship, such as checking, money market, certificates of deposit accounts, with a bank of which the Company's Chairman and President is a founder and a shareholder. As of June 30, 1999, the cash and cash equivalent balance at the Bank was $570,209, and certificates of deposit balance amounted $300,000. Management believes that the Bank offers competitive interest and services.

NOTE 4 -- INCOME TAXES

Income tax expense is comprised of the minimum state franchise tax. The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. Federal statutory rate of 34% is due to a valuation allowance for any benefit from net operating losses.

The Company has gross deferred tax assets of $464,000 and $753,000 at June 30, 1998 and 1999, respectively, relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, management does not believe it is more likely than not the Company will realize the benefits of these differences at June 30, 1998 and 1999. As such, management has recorded a valuation allowance for the full amount of deferred tax assets at June 30, 1998 and 1999.

At June 30, 1999, the Company has available net operating losses of approximately $1,794,000 and $1,792,000 for Federal and California state income tax purposes, respectively, to offset future taxable income, if any, and expire at various dates through the year 2014 for federal income tax purpose and through the year 2004 for California state income tax purpose. However, the utilization of net operating losses may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

NOTE 5 -- SHAREHOLDERS' EQUITY

On May 14, 1999, the Company filed and effected its prospectus with the Securities and Exchange Commission to offer 2,500,000 shares of its common stock to the public. On June 1, 1999, the Company launched its initial public offering on a best effort basis. The Company issued 253,170 shares of common stock at $8.00 per share and received $1,619,034 in cash (net of $406,326 issuance cost). The Company also received subscriptions for 83,003 shares of its common stock at $8.00 per share, totaling $664,024. As of June 30, 1999, $567,040 cash was received and the remaining $96,984 was received in July 1999.

In conjunction with its initial public offering the Company offered 7% commission to all broker-dealers based on securities they sold. The Company's Chairman and President sold certain securities of the Company and received commission in the amount of $41,934 based on the same commission percentage.

The Company's 1996 stock option plan (the Plan) provides for the granting of stock options to employees. The Company has reserved 250,000 shares of common stock for issuance under the Plan. The terms and conditions of grants of stock options are determined by the Board of Directors. Generally, one-half of the granted option is exercisable after the employee's second year of employment. The remaining option is exercisable after the end of the employee's third year of employment.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at July 31, 1997	155,000	$ .21
Options granted	15,000	$ .40
Options exercised	-	-
Options exercised	-	-
Balance at June 30, 1998	160,000	$ .21
Options granted	15,000	$ .40
Options terminated	(55,000)	$ .40
Options exercised	-
Balance at June 30, 1999	120,000	$ .12
	120,000	$ .12
The following table summarizes information about the stock options outstanding at June 30, 1999:

Exercise Price	Number Outstanding	Number Exercisable

$ .40	45,000	37,500
$ .00027	75,000 120,000	75,000 112,500

The options expire three months after termination of employment.

The Company applies APB Opinion No. 25 in accounting for its Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below:

	1998	1999

Net loss attributable to Common Stock - as reported	$ (571,360)	$ (695,454)

Net loss attributable to Common Stock - pro forma	$ (577,000)	$ (695,935)

Net loss per share - as reported	$ (.11)	$ (.12)

Net loss per share as pro forma	$ (.11)	$ (.12)

The compensation cost was calculated under the minimum-value method using the assumption of a three-year weighted average expected life of the options and a 6% risk-free interest rate.

On January 29, 1998, the Company's Board of Directors approved a 1-for-2 reverse split of the Company's common stock. All common share amounts in the accompanying financial statements have been adjusted retroactively. On March 24, 1998, the Company's amended its articles of incorporation to have authorized capital stock of 40,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On February 10, 1999, the Company issued 20,000 common stock warrant, subject to certain conditions and restrictions as defined in the warrant agreement, at $8.00 per share to an unrelated bank in addition to the personal guarantee from the Chairman and President of the Company in exchange for the extension of a line of credit with the Bank (Note 6). The warrant will expire on February 10, 2004.

The Company issued common stock warrants, subject to certain conditions and restrictions as defined in the warrant agreement, to each of the participating broker-dealers for securities they sold during the initial public offering period. The exercise price is 165% of the Company's IPO price ($8.00 per share). As of June 30, 1999, there were 10,815 warrants outstanding under these agreements. The warrants will expire in May 13, 2004.

On October 15, 1997, the Company entered into an agreement with Burlington Coat Factory Warehouse Corporation (BCF). Under the agreement, the Company and BCF jointly develop a network whereby participants of the network can do business through Internet. BCF agrees to use this proprietary network as its main internet sourcing method. BCF agrees to assist in marketing and promoting this network service to its vendors. In return, BCF is free to use the network designed and maintained by the Company and will share a certain portion of the fee revenue generated by this network with the Company. In addition, the Company granted a warrant to BCF to allow BCF to purchase up to 10% of the outstanding shares (maximum 676,241 shares as of June 30, 1999) of common stock of the Company on a fully diluted basis, subject to certain conditions and restrictions as defined in the warrant agreement. The common stock if issued to BCF will have certain registration rights. As of June 30, 1999, the exercise price was $4.00 per share. This agreement will expire on October 15, 2002.

NOTE 6 -- LINE OF CREDIT

During the year ended June 30, 1999, the Company maintained a non-revolving line of credit of $300,000 with a bank. Borrowing under the line of credit beared interest at the bank's prime rate plus 1.5% and was personally guaranteed by the Company's Chairman and President. The Company issued 20,000 Common Stock warrant to the bank (Note 5). The line of credit expired on June 30, 1999.

NOTE 7 - COMMITMENTS AND CONTINGENCY

The Company leases office space under a noncancelable operating lease that will expire on September 30, 1999. The Company has entered into another noncancelable operating lease agreement, expiring on September 30, 2002, to facilitate its principal place for business. Future minimum lease payments under noncancelable operating leases as of June 30, 1999 are as follows:

Year ending June 30,	Amount
2000	$ 40,873
2001	42,250
2002	42,250
2003	10,562
Total minimum lease payments	$ 135,935

Rent expenses for the years ended June 30, 1998 and 1999 were approximately $38,000 for each year.

The Company has been named as a defendant, along with Burlington Coat Factory Warehouse (BCF), in a lawsuit brought by Stanley Rosner (Rosner), an individual. In March 1998, Rosner commenced an action in the Supreme Court of the State of New York alleging breach of oral and written contracts between the Company and Rosner and between BCF and Rosner in 1997. Rosner claims that he is due certain fees from both the Company and BCF for services allegedly rendered in connection with certain transactions involving the Company and BCF. These transactions relate to the Internet services that the Company has and will provide to BCF, and current and anticipated transactions arising from vendors of BCF. Rosner claims that he is due damages in an amount not less than $5,000,000 plus unspecified punitive damages from both the Company and BCF.

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

NOTE 8 - SUBSEQUENT EVENT

On July 22, 1999, the Company's stock began trading on the Over The Counter Bulletin Board (OTC-BB) under the Ticker Symbol "CMEE".