Form 10QSB
period 1999-09-30
CYBER MERCHANTS EXCHANGE INC
filed 1999-11-12
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ................. to ...................

Commission file number 333-60487

CYBER MERCHANTS EXCHANGE, INC.
d.b.a. C-ME.com
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
None

Former Business Address:
320 S GARFIELD AVE STE 318, ALHAMBRA, CA 91801

Former Business Phone:
(626)588-3660

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding of the issuer's classes of common equity, as of Sep. 30, 1999: 6,086,173 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes     No X

TABLE OF CONTENTS

FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION
    ITEM 1. LEGAL PROCEEDINGS
    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

	June 30, 1999 (Audited)	September 30, 1999 (Unaudited)
Assets Current Assets
Cash and cash equivalents (Note 1b)	$ 595,265	$ 22,981
Certificates of deposit	1,500,200	1,865,448
Stock subscription receivable	96,984
Accounts receivable, net of allowance for doubtful accounts	8,150	10,375
Total current assets	2,200,599	1,898,803
Property and equipment, net (Note 1c)	38,540	58,111
Other assets	3,143	3,143
Total assets	$ 2,242,282	$ 1,960,057
Liabilities and Stockholder' Equity Current Liabilities:
Accounts payable and accrued expenses	$ 230,139	$ 64,706
Deferred revenue	3,510	3,510
Total current liabilities	233,649	68,216
Commitments and contingency (Note 3) Shareholders' equity:
Common stock, no par value; authorized 40,000,000 shares; issued and outstanding 5,750,000 shares, 6,003,170 shares, 6,086,173 shares at September 30 1998, June 30 1999, and September 30 1999 respectively	3,169,034	3,833,058
Additional paid-in capital	30,000	30,000
Common stock subscribed	664,024
Accumulated deficit	(1,854,425)	(1,971,217)
Total shareholders' equity	$ 2,008,633	$ 1,891,841
Total liabilities and shareholders' equity	$ 2,242,282	$ 1,960,057
See accompanying notes to financial statements. STATEMENT OF OPERATIONS
	Three Months ended September 30,
	1998	1999
	(Unaudited)
Revenues - subscribers' fees Operating costs and expenses:	$ 17,535	$ 10,150
Cost of revenues	32,735	23,452
General and administrative expenses	110,990	121,622

Operating loss Other income (expenses):	(126,190)	(134,924)
Interest income	4,251	18,133

Loss before income taxes Income taxes (Note 1d)	(130,441) -	(116,792) -

Net loss	$ (130,441)	$ (116,792)

Basic and diluted net loss per share (Note 1f)	$ (.025)	$ (.019)

Weighted-average shares used in computation of net loss per share (Note 1g)	5,281,889	6,086,173
See accompanying notes to financial statements. STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Net Shareholders' Equity
	Shares	Amount

Balance, June 30, 1998	5,750,000	$ 1,550,000	$ 30,000	-	$ (1,158,971)	$ 421,029

Issuance of common stock	253,170	1,619,034	-	-	-	1,619,034
Subscription of common stock	-	-	-	664,024	-	664,024
Net Loss	-	-	-	-	(695,454)	(695,454)
Balance, June 30, 1999
	6,003,170	$ 3,169,034	$ 30,000	$ 664,024	$ (1,854,425)	$ 2,008,633
Issuance of Common Stock Subscribed (Note 2)	83,003	664,024	-	(664,024)	-	0
Net Loss	-	-	-	-	(116,792)	(16,792)

Balance, September 30, 1999	6,086,173	$ 3,833,058	$ 30,000	$ -	$ (1,971,217)	$ 1,891,841

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalent
	Three Months ended September 30,
	1998	1999
	(unaudited)
Cash flows from operating activities:
Net loss	$ (121,939)	$ (116,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,941	7,410
Provision for doubtful accounts	3,032
Changes in assets and liabilities:
Accounts receivable	(2,351)	(2,225)
Other current assets	-
Accounts payable and accrued expenses	(17,883)	(165,433)
Deferred revenue	(1,690)

Net cash used in operating activities	(132,890)	(277,040)

Cash flows from investing activities:
Purchase of properties and equipments		(26,980)
Investment in certificates of deposit	-	(865,248)
Proceeds from maturity of certificates of deposit	100,000	500,000

Net cash provided by (used in) investing activities	100,000	(392,228)

Cash flows from financing activities:
Proceeds from stock subscriptions	-	96,984

Net cash provided by financing activities	-	96,984

Net increase in cash and cash equivalents	(32,890)	(572,284)

Cash and cash equivalents, beginning of period	81,636	595,265

Cash and cash equivalents, end of period	$ 48,746	$ 22,981

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(Information as of September 30, 1999 and for the three months ended September 30, 1998 and 1999, respectively is unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in July 1996 in the State of California and commenced its operations in November 1996. Cyber Merchants Exchange, Inc. d.b.a. C-ME.com (the Company and formerly known as World Wide Magic Net, Inc.) is engaged in developing and marketing Internet based business-to-business e-commerce network services to retailers and their vendors worldwide. The Company provides private extranet merchandise sourcing networks whereby a retailer can access the Internet, review vendors' product information, and source merchandise. Vendors pay a one-time setup fee and a monthly maintenance fee to display products and receive real time response, inquires, and/or orders from retailers.

The Company provides vendors with additional services such as customized web design and hosting services, and the Virtual Trade Show, a continuous revolving product showcase that allows buyers to freely search for products.

(a) Unaudited Interim Financial Information

The interim financial statements of the Company for the three months ended September 30, 1998 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of Management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1998 and September 30, 1999, and results of operations and cash flows for the three months ended September 30, 1998 and 1999.

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

(d) Income Taxes
The Company accounts for income taxes in accord with the Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes reflect the impact of "temporary differences" between assets and liabilities for financial reporting purposes and such amounts as measured by tax law and regulations.

(e) Use of Estimates
Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

Net loss per share for the three months ended September 30, 1999 and the year ended June 30, 1999, respectively does not include the effect of 45,000 stock options and 120,000 stock options, respectively, and 658,889 common stock warrants because such effects are anti-dilutive.

NOTE 2: SHAREHOLDERS' EQUITY

On May 14, 1999, the Company filed and effected its prospectus with the Securities and Exchange Commission to offer 2,500,000 shares of its common stock to the public. On June 1, 1999, the Company launched its initial public offering on a best efforts basis. The Company issued 336,173 shares of common stock at $8.00 per share and received $2,283,158 in cash (net of $406,326 issuance cost).

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at July 31, 1997	155,000	$ .21
Options granted	15,000	$ .40
Options terminated	(10,000)	$ .40

Balance at June 30, 1998	160,000	$ .21
Options granted	15,000	$ .40
Options terminated	(55,000)	$ .40

Balance at June 30, 1999	120,000	$ .12
Options exercised	(75,000)	$ .00027

Balance at September 30, 1999	45,000	$ .40

At September 30, 1999, 37,500 shares were exercisable.

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

On February 10, 1999, the Company issued 20,000 common stock warrants, subject to certain conditions and restrictions as defined in the warrant agreement, at $8.00 per share to a bank. The warrant will expire on February 10, 2004.

The Company issued common stock warrants, subject to certain conditions and restrictions as defined in the warrant agreement, to each of the participating broker-dealers for securities they sold during the initial public offering period. The exercise price is 165% of the Company's IPO price ($8.00 per share). As of September 30, 1999, there were 10,815 warrants outstanding under these agreements. The warrants will expire on May 13, 2004.

On October 15, 1997, the Company entered into an agreement with Burlington Coat Factory Warehouse Corporation (BCF). Under the agreement, the Company and BCF jointly develop a network whereby participants of the network can do business through the Internet. BCF agrees to use this proprietary network as its main internet sourcing method. BCF agrees to assist in marketing and promoting this network service to its vendors. In return, BCF is free to use the network designed and maintained by the Company and will share a certain portion of the fee revenue generated by this network with the Company. In addition, the Company granted a warrant to BCF to allow BCF to purchase up to 10% of the outstanding shares (maximum 676,241 shares as of June 30, 1999) of common stock of the Company on a fully diluted basis, subject to certain conditions and restrictions as defined in the warrant agreement. The common stock if issued to BCF will have certain registration rights. As of September 30, 1999, the exercise price was $4.00 per share. This agreement will expire on October 15, 2002.

NOTE 3: COMMITMENTS AND CONTINGENCY

The Company has entered into a noncancelable operating lease agreement, expiring on September 30, 2002, to facilitate its principal place of business in Pasadena. This lease provides for a gross rent of $3,520.80 per month and will expire October 30, 2002. The Company does not have any renewal options on the lease. Future minimum lease payments under noncancelable operating leases as of September 30, 1999 are as follows:

Year ending June 30,	Amount
2000	$ 31,687
2001	42,250
2002	42,250
2003	10,562
Total minimum lease payments	$ 126,748

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended September 30, 1999. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein.

INTRODUCTION

C-ME.com was founded in 1996 and provides Internet turnkey solutions to streamline retailers' merchandise sourcing (front-end) activities. The Company's solutions include its proprietary Internet Sourcing Networks ("ISN") -- private extranets that links the Company's retail partners with their vendors. The ISN provides retailers with a desktop solution to reduce the cost of front-end merchandise sourcing activities while expanding the retailer's vendor base. Other services include the Virtual Trade Show ("VTS"), - a product showcase that allows retail buyers to quickly search among thousands of vendors' products, the Wholesale Auction Center ("WAC") (planned launch: Spring 2000) - a place where vendors list closeouts, odd lots in bulk quantity and allows smaller retailers, jobbers and others instant access, and the Factory Outlet Mall ("FOM") (planned launch: Spring 2000), a place where manufacturers sell goods directly to consumers, which includes a full e-commerce package consisting of secure credit card transaction processing and shopping cart functions including automatic calculation of freight and sales tax, Currently, C-ME.com's major retail partners include Factory 2-U Stores (NASDAQ:FTUS) and Burlington Coat Factory (NYSE:BCF).

RESULTS OF OPERATION

Three months ended September 30, 1999 and 1998
The following discussion sets forth information for the three months ended September 30, 1999 compared with the three months ended September 30, 1998. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

Net Loss
The Company recorded a net loss of $116,792 for the three months ended September 30, 1999 as compared to a net loss of $130,441 for the same period last year. The decrease in net loss is primarily attributable to the increase in interest income.

Operating Revenue
For the three months ended September 30, 1999, the Company had revenues totaling $10,150 representing a decrease of $7,385 from the same period a year ago, consisting primarily of fees paid by users of the Company's VTS and web design services. The decrease in revenue is attributable to activity relating to the Company's Initial Public Offering during the month of July, and also reflects company activities related to changing its business plan and beginning to implement its new business plan. These activities included recruiting and hiring a president and executive vice president, and moving its offices to a more suitable location.

Cost of Revenue
Cost of revenues decreased $9,283 to $23,452 for the quarter ended September 30, 1999, compared to $32,735 for the same period last year. The majority of the decrease of the cost of revenue represents a decrease in variable operating costs. Revenues decreased 42%, while the cost of revenue decreased 28% to $23,452.

Operating Expenses
The Company's operating expenses for the three months ended September 30, 1999, totaling $145,074, consisted of $23,452 for the cost of revenue and $121,622 for general administration and selling expenses, as compared to $143,725 in 1998, representing an increase of $1,349 from the three months ended September 30, 1998. The general and administrative expenses increased primarily due to an increase in administrative costs from the additions to our management team.

Status of Operations
The Company's current business plan focuses on the retailer and forming strategic retail relationships. Pursuant to this plan, the Company is planning to utilize the marketing power of its retail partners to attract subscriptions from their vendors. In order to attract vendors, the Company is adding additional services, such as the Virtual Trade Show ("VTS"), the Wholesale Auction Center ("WAC"), and the Factory Outlet Mall ("FOM"). The WAC and the FOM are both planned to be launched in the Spring of 2000.

Participation Agreements
On October 15, 1997, the Company entered into a Participation Agreement with Burlington Coat Factory Warehouse Corporation ("BCF"). Under the terms of the Participation Agreement, BCF would assist the Company in marketing the ISN to BCF's vendors in return for a portion of the monthly hosting fees. The Company is required to pay BCF 50 percent of the monthly hosting fees collected from vendors who join BCF's ISN as well as 50 percent of the additional monthly hosting fees collected from vendors who decide to join BCF's ISN as a secondary ISN. The Company is also required to pay BCF 33 percent of the monthly hosting fees collected from vendors who appear on BCF's vendor list but wish to join another ISN the Company has created for a different retailer as well as 33 percent of monthly hosting fee collected from foreign (non-US) vendors who join BCF's ISN. Moreover, the Company is required to pay BCF five percent of all monthly hosting fees collected from US vendors of products in the apparel, linens, juvenile furniture, and footwear industries that did not join BCF's ISN.

On January 27, 1998, the Company entered into a similar Participation Agreement with Factory-2-U Stores ("FTUS"). Under the terms of the Participation Agreement, FTUS would assist the Company in marketing the ISN to FTUS's vendors in return for a portion of the monthly hosting fees. Unlike the Company's Participation Agreement with BCF, FTUS will only receive 33 percent of the monthly hosting fees collected from vendors who join FTUS's ISN.

INITIAL PUBLIC OFFERING "IPO"

The Company successfully sold 336,173 shares of common stock at $8.00 per share. The net proceeds of $2,283,058 will be used to implement the business plan. The Company is currently traded on the Over-the-Counter Bulletin Board stock exchange (OTC:BB) under the symbol of CMEE. For the trading period from July 22 to September 30, the highest price was $11.00 and the lowest price was $2.50.

YEAR 2000 COMPLIANCE ISSUE

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. The Company has reviewed all significant internal applications and is in the process of implementing modifications that are considered necessary to ensure Year 2000 compliance. Since the Company has only three years' history of operation, all the computer hardware and software are newly purchased and management believes them to be Y2K compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased by $136,363, from $1,966,950 as of June 30, 1999, to $1,830,587 as of September 30, 1999 primarily due to losses from operations.

Management estimates the monthly cash "burn rate" to be approximately $55,000. As of Sept. 30,1999 working capital is $1,830,587, or 33 times the currently estimated monthly burn rate.

Management believes that current cash balances and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital and capital expenditure requirements for at least the next 12 months. Without the proceeds from future offerings, its cash resources would be sufficient to fund the operations under the current plan for the near future. The current plan contemplates significant increases in spending when compared to the historical expenditures. Management currently anticipates the need to raise additional capital prior to achieving positive cash flows from operations through the issuance of additional debt or equity securities. The forecast of the period of time through which the financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including the plans to fully support the ISN and the launch of the WAC and the FOM, our investments in systems infrastructure and staffing. We may require substantial working capital to fund our business and we may need to raise additional capital prior to this time or thereafter. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future, we may be required to curtail our operations significantly. Raising additional equity capital would have a dilutive effect on existing stockholders.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements, which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, potential transactions and other risk factors detailed in this Quarterly Report on Form 10-QSB and in the Company's other Securities and Exchange Commission filings.

The discussions of the Company's business and activities set forth in this report and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company. In light of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors which could cause actual results to differ materially from those reflected in any forward looking statement made by or on behalf of the Company: reliance on collaborative retail partners, market acceptance of Company products and services; changing business conditions or technologies in the industry, which could affect demand for the Company's products and services; the impact of competition; problems with technology; product development schedules; and regulatory factors beyond the Company's control.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Previously reported on Form 10-KSB, dated June 30, 1999.

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

TAG NAME	TAG VALUE
Form	10QSB
Company	CYBER MERCHANTS EXCHANGE INC
Filed on	12-Nov-99
PERIOD-TYPE	3-MOS
FISCAL-YEAR-END	JUN-30-2000
PERIOD-START	JUL-01-1999
PERIOD-END	SEP-30-1999
CASH	22981
SECURITIES	1865448
RECEIVABLES	10390
ALLOWANCES	15
INVENTORY	0
CURRENT-ASSETS	1898803
PP&E	167025
DEPRECIATION	108914
TOTAL-ASSETS	1960057
CURRENT-LIABILITIES	68216
BONDS	0
PREFERRED-MANDATORY	0
PREFERRED	0
COMMON	3833058
OTHER-SE	(1971217)
TOTAL-LIABILITY-AND-EQUITY	1960057
SALES	10150
TOTAL-REVENUES	10150
CGS	23452
TOTAL-COSTS	23452
OTHER-EXPENSES	121622
LOSS-PROVISION	0
INTEREST-EXPENSE	0
INCOME-PRETAX	(116792)
INCOME-TAX	0
INCOME-CONTINUING	0
DISCONTINUED	0
EXTRAORDINARY	0
CHANGES	0
NET-INCOME	(116792)
EPS-BASIC	(0.019)
EPS-DILUTED	(0.019)

(B) REPORT ON 8-K

On October 1, 1999 the Company filed a form 8-K to report a change in registrant's certifying accountant from KPMG, LLP to BDO Seidman, LLP. The Company had no disagreements with KPMG, LLP with regards to any accounting matter or otherwise. A letter from KPMG, LLP addressed to the Commission was filed as an exhibit to the 8-K filing.
Reference: Exhibit 16.1, Change of Certified Public Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER MERCHANTS EXCHANGE, INC.
d.b.a. C-ME.com
(Registrant)

Date: 11/12/1999	/s/ Frank S. Yuan Frank S. Yuan, Chairman, Chief Executive Officer
Date: 11/12/1999	/s/ John F. Busey John F. Busey, President (Acting Chief Financial Officer)