Form 10QSB
period 1999-12-31
CYBER MERCHANTS EXCHANGE INC
filed 2000-02-11
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999
[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ................. to ...................
Commission file number 333-60487

CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com
(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4597370 (I.R.S. Employer Identification No.)
600 S. Lake Ave. , Suite 405, Pasadena, CA (Address of principal executive offices)	91106 (Zip Code)
Issuer's telephone number (626)793-5000 Securities registered under Section 12(b) of the Exchange Act:
Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:
None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
--- ---
Number of shares outstanding of the issuer's classes of common equity, as of Dec. 31, 1999: 6,161,173 Shares of Common Stock (One Class)
--- ---
Transitional Small Business Disclosure Format: Yes _ No X
--- ---
This document consists of 22 pages, excluding exhibits. The Exhibit Index is on page 19.

TABLE OF CONTENTS

FORM 10-QSB
TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBER MERCHANTS EXCHANGE, INC.

BALANCE SHEET

June 30, 1999		December 31, 1999
Assets Current assets:		(Unaudited)
Cash and cash equivalents	$595,265	$1,463,441
Certificates of deposit	1,500,200	100,000
Stock subscription receivable	96,984
Accounts receivable, net of allowance for doubtful accounts	8,150	29,705

Total current assets	2,200,599	1,593,146

Property and equipment, net	38,540	57,489
Other assets	3,143	35,619

Total assets	$2,242,282	$1,686,254
Liabilities and Stockholders' Equity Current liabilities:
Accounts payable and accrued expenses	$230,139	$18,069
Deferred revenue	3,510	-

Total current liabilities	233,649	18,069

Shareholders' equity:
Common stock, no par value; authorized 40,000,000 shares	3,169,034	3,837,058
Additional paid-in capital	30,000	30,000
Common stock subscribed	664,024
Accumulated deficit	(1,854,425)	(2,198,874)

Total shareholders' equity	$2,008,633	$1,668,184

Total liabilities and shareholders' equity	$2,242,282	$1,686,254

See accompanying notes to financial statements

CYBER MERCHANTS EXCHANGE, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months ended December 31,		Six Months ended December 31,

	1998	1999	1998	1999

Revenues - subscribers' fees	$14,505	$31,525	$32,040	$41,675
Operating costs and expenses:
Cost of revenues	27,625	29,139	60,360	52,591
General and administrative expenses	107,052	252,761	218,042	374,383

Operating loss	(120,172)	(250,375)	(246,362)	(385,299)
Other income (expenses):
Cost of revenues	12,816	29,491	17,067	47,624
Other Expenses	-	(5,974)	-	5,974

Loss before income taxes	(107,356)	(226,858)	(229,295)	(343,649)
Income taxes	-	800		800

Net loss	$(107,356)	$(227,658)	$(229,295)	$(344,449)

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.04)	$(0.06)

Weighted-average shares used in computation of net loss per share	5,281,889	6,161,173	5,281,889	6,161,173

See accompanying notes to financial statements.

CYBER MERCHANTS EXCHANGE, INC. STATEMENTS OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalent
	Six Months ended December 31,
	1998	1999
	(unaudited)
Cash flows from operating activities:
Net loss	$(229,295)	$(344,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,882	16,601
Changes in assets and liabilities:
Accounts receivable	(38)	(21,555)
Accounts payable and accrued expenses	(43,738)	(212,070)
Deferred revenue	8,782	(3,510)

Net cash used in operating activities	(248,407)	(564,983)

Cash flows from investing activities:
Purchase of equipment		(35,549)
Proceeds from maturity of certificates of deposit	300,000	1,400,200
Increase in deposits		(32,476)

Net cash provided by (used in) investing activities		1,336,151

Cash flows from financing activities:
Proceeds from stock subscriptions	-	100,984

Net increase in cash and cash equivalents	(248,407)	868,176
Cash and cash equivalents, beginning of period	81,636	595,265

Cash and cash equivalents, end of period	$133,229	$1,463,441

See accompanying notes to financial statements.

CYBER MERCHANTS EXCHANGE, INC. Statements of Changes in Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount

Balance, June 30, 1998	5,750,000	$1,550,000	$30,000	-	$(1,158,971)	$421,029
Issuance of common stock	253,170	1,619,034	-	-	-	1,619,034
Subscription of common stock	-	-	-	664,024	-	664,024
Net Loss	-	-	-	-	(695,454)	(695,454)

Balance, June 30, 1999	6,003,170	$3,169,034	$30,000	$664,024	$(1,854,425)	$2,008,633
Issuance of Common Stock Subscribed	83,003	664,024	-	(664,024)	-	0
Issuance of Common Stock from Exercise of Options	75,000	4,000				4,000
Net Loss	-	-	-	-	(344,449)	(344,449)

Balance, December 31, 1999	6,161,173	$3,837,058	$30,000	$-	$(2,198,874)	$1,668,184
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(Information as of December 31, 1999 and for the six months ended December 31, 1998 and 1999, respectively is unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in July 1996 in the State of California and commenced its operations in November 1996. Cyber Merchants Exchange, Inc. d.b.a. C-ME.com (the Company and formerly known as World Wide Magic Net, Inc.) is engaged in developing and marketing Internet based business-to-business e-commerce network services to retailers and their vendors worldwide. The Company provides private extranet merchandise sourcing networks whereby a retailer can access the Internet, review vendors' product information, and source merchandise. Vendors pay a one-time setup fee and a monthly maintenance fee to display products, receive real time responses and inquires, and/or negotiate with retailers.

The Company provides vendors with additional services such as customized web design and hosting services, and the Virtual Trade Show, a public revolving product showcase that allows buyers to freely search for products.

(a) Unaudited Interim Financial Information

The interim financial statements of the Company for the six months ended December 31, 1998 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of Management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 1998 and December 31, 1999, and results of operations and cash flows for the six months ended December 31, 1998 and 1999.

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

Net loss per share is presented on a basic and diluted basis. Basic earnings per share is computed by dividing the income available to holders of Common Stock by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. For the Company, dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon the exercise of stock options and warrants and conversion of preferred stock for all periods.

Net loss per share for the six months ended December 31, 1999 and the year ended June 30, 1999, respectively does not include the effects of outstanding stock options and warrants, because such effects are anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months and six months ended December 31, 1999. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption "Risk Factors" below, and are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

INTRODUCTION

C-ME.com was founded in 1996 and provides Internet turnkey solutions to streamline retailers' merchandise sourcing (front-end) activities. The Company's solutions include its proprietary Internet Sourcing Networks ("ISN") -- private extranets that link the Company's retail partners with their vendors. The ISN provides retailers with a desktop solution to reduce the cost of front-end merchandise sourcing activities while expanding the retailer's vendor base. Other services include the Virtual Trade Show ("VTS"), - a product showcase that allows retail buyers to quickly search vendors' products, the Wholesale Auction Center ("WAC") (planned launch: Spring 2000 ) - a place where vendors list closeouts, odd lots in bulk quantity and allows smaller retailers, jobbers and others instant access, and the Factory Outlet Mall ("FOM") (planned launch: Spring 2000), a place where manufacturers sell goods directly to consumers, which includes a full e-commerce package consisting of secure credit card transaction processing and shopping cart functions including automatic calculation of freight and sales tax, Currently, C-ME.com's retail partners include Factory 2-U Stores (NASDAQ:FTUS) and Burlington Coat Factory (NYSE:BCF).

The Company has developed an Internet-based turnkey solution for business-to-business eCommerce that enables retailers to organize, automate and significantly reduce the cost of their merchandise sourcing activities by connecting directly with their retail merchandise suppliers around the globe.

Accumulated Losses

From its inception in 1996 through December 31, 1999, the Company has generated an accumulated deficit of $2,198,874. Since its inception, the Company has incurred substantial costs to develop its technology; to create, introduce and enhance its sourcing solution; to establish marketing and distribution relationships; to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success depends to a significant degree upon the Company's ability to raise additional capital, and upon continued contributions of key management, sales, marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition. Also, the Company's success is highly dependent on its ability to execute in a timely manner its new sales and marketing plan, of which no assurance can be made.

RESULTS OF OPERATION

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

The following discussion sets forth information for the three months ended December 31, 1999 compared with the three months ended December 31, 1998. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

Net Loss

The Company recorded a net loss of $227,658 for the three months ended December 31, 1999 as compared to a net loss of $107,356 for the same period last year. The increase in net loss is primarily attributable to the increase in general and administrative expenses.

Operating Revenue

Total revenues for the three months ended December 31, 1999 increased $17,020, or 117% , to $31,525 from $14,505 in the three months ended December 31, 1998. This increase is primarily attributable to the increase in subscribers' fees. Revenue consisted primarily of fees paid by users of the Company's VTS and web design services.

Cost of Revenue

Cost of revenues increased $1,514 to $29,139 for the three months ended December 31, 1999, compared to $27,625 for the same period last year. The increase in cost of revenue represents an increase in the cost of providing customers with quality services.

Operating Expenses

The Company's operating expenses for the three months ended December 31, 1999, totaling $281,900, consisted of $29,139 for the cost of revenue and $252,761 for general administration and selling expenses, as compared to $134,677 in 1998, representing an increase of $147,223 from the three months ended December 31, 1998. The general and administrative expenses increased primarily due to an increase in administrative costs from personnel additions.

SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

The following discussion sets forth information for the six months ended December 31, 1999 compared with the six months ended December 31, 1998. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

Net Loss

The Company recorded a net loss of $344,449 for the six months ended December 31, 1999 as compared to a net loss of $229,295 for the same period last year. The increase in net loss is primarily attributable to the increase in general and administrative expenses.

Operating Revenue

Total revenues for the six months ended December 31, 1999 increased $9,635, or 30% , to $41,675 from $32,040 in the six months ended December 31, 1998. This increase is primarily attributable to the increase in subscribers' fees. Revenue consisted primarily of fees paid by users of the Company's VTS and web design services.

Cost of Revenue

Cost of revenues decreased $7,769 to $52,591 for the six months ended December 31, 1999, compared to $60,360 for the same period last year. The majority of the decrease of the cost of revenue represents a decrease in variable operating costs.

Operating Expenses

The Company's operating expenses for the six months ended December 31, 1999, totaling $426,974 , consisted of $52,591 for the cost of revenue and $374,383 for general administration and selling expenses, as compared to $278,402 in 1998, representing an increase of $148,572 from the six months ended December 31, 1998. The general and administrative expenses increased primarily due to an increase in administrative costs from the additions to our management team.

Status of Operations

The Company's current business plan focuses on retailers and forming strategic retail relationships. Pursuant to this plan, the Company is planning to utilize the marketing power of its retail partners to attract subscriptions from their vendors. In order to attract vendors, the Company is adding additional services, such as the Virtual Trade Show ("VTS"), the Wholesale Auction Center ("WAC"), and the Factory Outlet Mall ("FOM"). The WAC and the FOM are both planned to be launched in the Spring 2000.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results could fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our Common Stock.

Our quarterly operating results may vary depending on a number of factors, including: demand for our solution and services; actions taken by our competitors, including new product introductions and enhancements; ability to scale our network and operations infrastructure; ability to develop, introduce and market new solutions and enhancements to our existing solution on a timely basis; changes in our pricing policies or those of our competitors; ability to expand our sales and marketing operations, including hiring additional sales personnel; size and timing of sales of our solution and services; success in maintaining and enhancing existing relationships and developing new relationships with strategic partners; ability to control costs; technological changes in our markets; deferrals of customer subscriptions in anticipation of new enhancements or features of our solution; customer budget cycles and changes in these budget cycles; and general economic factors.

We have increased our operating expenses substantially, and plan to continue to do so, to expand our sales and marketing operations, fund greater levels of product development, increase general and administrative support, develop new partnerships, increase our professional services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results and financial condition could be seriously harmed and net losses in a given quarter could be even larger than expected. In addition, because our expense levels are relatively fixed in the near term and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balances decreased by $ 532,024 , from $ 2,095,465 as of June 30, 1999, to $ 1,563,441 as of December 31, 1999 primarily due to losses from operations.

Management estimates the monthly cash "burn rate" to be approximately $100,000 per month. As of December 31, 1999 cash balances are approximately $1.6 million, or 16 times the currently estimated monthly burn rate.

Management believes that current cash balances and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital and capital expenditure requirements for at least the next 12 months. Without the proceeds from future offerings, its cash resources would be sufficient to fund the operations under the current plan for the near future. The current plan contemplates significant increases in spending when compared to the historical expenditures. Management currently anticipates the need to raise additional capital prior to achieving positive cash flows from operations through the issuance of additional debt or equity securities. The forecast of the period of time through which the financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including the plans to fully support the ISN and the launch of the WAC and the FOM, and investments in systems infrastructure and staffing. We may require substantial working capital to fund our business and we may need to raise additional capital prior to this time or thereafter. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future, we may be required to curtail our operations significantly. Raising additional equity capital would have a dilutive effect on existing stockholders.

The Company believes that its current working capital will be sufficient to meet its working capital requirements. The Company is actively seeking equity investments. If such efforts are unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect the Company's business. Subsequent to the end of the second quarter, the Company moved its headquarters and operations from Alhambra, California to Pasadena, California. There was no significant impact on operations or cash flow from the move. The Company currently does not have a bank credit line. The Company does not intend to pay cash dividends with respect to capital stock in the foreseeable future.

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

RISK FACTORS

We are an early-stage company with a limited operating history
The Company is an early-stage company. It is using an unproved business model and can not guarantee that the business model is appropriate to the implementation of its business plan.

We expect to depend on revenue from our Internet Sourcing Networks, Virtual Trade Show, Wholesale Auction Center and web design and hosting.
The Company expects to depend primarily on revenue from the complete implementation of the Internet Sourcing Networks ,Wholesale Auction Center, and Factory Outlet Mall, and on revenue from the existing Virtual Trade Show, and continuing revenue from web site design and hosting for our subscribers. The Internet Sourcing Network has not generated any revenue and there is no guarantee that it will generate revenue in the future. The Wholesale Auction Center and Factory Outlet Mall are in development; there is no guarantee either of these services will be implemented or generate any revenue. The Virtual Trade Show and web site design and hosting have generated revenue in the past. However, there is no guarantee that these services will continue to generate revenue or that that revenue will meet our expectations.

We have a history of operating loss and are not profitable.
The Company has a history of operating losses. We have not been profitable in our history, and do not expect to be profitable in the near future. In addition, there is no guarantee that the Company will ever be profitable.

We have not proved the revenue or profit potential of our business model.
Because the business model is unproven, both the revenue and profit potential of the Company are uncertain. If the Company meets its revenue expectations, there is no guarantee that the Company will be profitable or that costs will not continue to exceed revenue.

We face intense competition from many entities.
The business to business e-commerce marketplace is highly competitive. Although the Company believes it has several key advantages, the barrier to entry is not significant. We have identified and continue to identify numerous companies that are better funded, have more experience and more significant resources that have entered or are planning to enter business-to-business e-commerce. Should these companies decide to enter our niche, there is no guarantee that we will be able to effectively compete with them.

We are dependent on our foreign alliances.
The Company is dependent upon its ability to establish and maintain successful foreign alliances. If we are not able to establish and maintain such alliances, we will not be able to implement the business plan in its current configuration which will affect both our revenue stream and profit potential. In addition, the Company faces the political sovereign risks of conducting international business including risks of changing economic conditions in the Pacific Rim which may have a material adverse effect on our ability to provide global merchandise sourcing to our retail partners.

We are dependent on market demand for an acceptance of our services.
Much of the Company's success is dependent upon aggregating a critical mass of subscribing vendors and establishing and maintaining strong relationships with retail partners. If market demand and acceptance for our services is not in line with the Company's expectations, it is likely that the Company's revenue will not meet its expectations.

We are dependent on relationships with key retail partners, and the ability to create more such relationships.
Our business model is retailer-centric. Successful implementation of it is predicated on our ability to create and nurture strong partnerships with retailers. If we are unable to maintain existing partnerships or establish new partnerships with retailers our revenue and profitably will not meet our expectations. Although the Company believes it can create and maintain the necessary relationships, there is no guarantee that it will.

We depend on the reliability and continuity of our services.
As a service provider, the Company is dependent upon the continued reliability of its Internet Sourcing System, Virtual Trade Show, software and hardware. Although we have reliable systems in place, and have not had any problems providing quality service, there is no guarantee that the Company will be able to continue to provide reliable services.

We depend on continued service and software development.
The Company is dependent upon continued service and software development to maintain the quality and reliability of its services and to continue to grow. We are dependent on the ability to keep trade secrets and obtain patents on business processes as well as on the ability to develop new processes to meet our customers' sourcing needs.

We depend upon key members of management. The implementation of our business plan and our continued success relies on key members of the management team and sales, marketing, and finance personnel. There is no guarantee that these employees will continue to work for the Company. In addition, there is no guarantee that the Company will be able to replace these employees with personnel of similar caliber, should they not be able to work, or decide not to work for the Company.

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

TAG NAME	TAG VALUE
Form	10QSB
Company	CYBER MERCHANTS EXCHANGE INC
Filed on	2-10-2000
PERIOD-TYPE	6-MOS
FISCAL-YEAR-END	JUN-30-2000
PERIOD-END	DEC-31-1999
CASH	1463441
SECURITIES	100000
RECEIVABLES	29705
ALLOWANCES	0
INVENTORY	0
CURRENT-ASSETS	1593146
PP&E	175143
DEPRECIATION	118104
TOTAL-ASSETS	1686254
CURRENT-LIABILITIES	18069
BONDS	0
PREFERRED-MANDATORY	0
PREFERRED	0
COMMON	3837058
OTHER-SE	30000
TOTAL-LIABILITY-AND-EQUITY	1686254
SALES	41675
TOTAL-REVENUES	41675
CGS	52591
TOTAL-COSTS	52591
OTHER-EXPENSES	374383
LOSS-PROVISION	0
INTEREST-EXPENSE	0
INTEREST-PRETAX	-343649
INTEREST-TAX	800
INTEREST-CONTINUING	-344449
DISCONTINUED	0
EXTRAORDINARY	0
CHANGES	0
NET-INCOME	-344449
EPS-BASIC	-0.06
EPS-DILUTED	-0.06

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

CYBER MERCHANTS EXCHANGE, INC.
d.b.a. C-ME.com
(Registrant)

Date: 2/11/2000	/s/ Frank S. Yuan
Frank S. Yuan, Chairman, Chief Executive Officer
Date: 2/11/2000	/s/ John F. Busey
John F. Busey, President (Acting Chief Financial Officer)