Form 10QSB
period 2000-03-31
CYBER MERCHANTS EXCHANGE INC
filed 2000-05-15
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000
[   ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ................. to ...................
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
Yes X No _
___
Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2000: 6,287,173 Shares of Common Stock (One Class)
___
Transitional Small Business Disclosure Format: Yes _ No X
___
This document consists of 16 pages, excluding exhibits. The Exhibit Index is on page 15.

TABLE OF CONTENTS

FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEET

	June 30,1999	March 31, 2000
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$595,265	$145,114
Certificates of deposit	1,500,200	1,100,000
Stock subscription receivable	96,984	-
Investment securities available-for-sale	-	1,919,291
Accounts receivable	8,150	328,295

Total current assets	2,200,599	3,492,700

Investments in C-ME.com Taiwan	-	193,223
Property and equipment, net	38,540	64,902
Other assets	3,143	24,619

	$2,242,284	$3,775,444

Liabilities and shareholders' equity Current liabilities:
Bank borrowings	$-	$299,834
Accounts payable and accrued expenses	230,139	15,617
Deferred tax liabilities	-	376,909
Deferred revenue	3,510	3,425

Total current liabilities	233,649	695,785

Shareholders' equity:
Common stock, no par value; 40,000,000 authorized; 5,750,000 shares and 6,287,173 shares issued and outstanding at June 30,1999 and March 31, 2000, respectively	169,034	4,839,038
Additional paid-in capital	30,000	30,000
Common stock subscribed	664,024	-
Accumulated deficit	(1,854,425)	(2,332,654)
Accumulated other comprehensive income:
Unrealized gain/loss on securities available-for- sale, net of tax	-	542,383
Foreign currency translation adjustment	-	893

Total shareholders' equity	2,008,633	3,079,659

Total liabilities and shareholders' equity	$2,242,282	$3,775,444

See accompanying notes to financial statements. STATEMENTS OF OPERATIONS
	Three Months ended March 31,		Nine Months ended March 31,

	1999	2000	1999	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues - subscribers' fees	$9,105	$8,120	$40,584	$49,795
Licensing fee	-	210,000	-	210,000
Operating costs and expenses:
Cost of revenues	24,850	50,892	85,210	103,483
General and administrative expenses	144,948	296,259	353,828	670,642

Operating gain (loss)	(160,693)	(129,031)	(398,454)	(514,330)
Other income (expenses):
Interest income	419	13,950	8,984	61,574
Loss on investment in C-ME.com Taiwan	-	(17,670)	-	(17,670)
Other	-	(1,029)	-	(7,803)

Loss before income taxes	(160,274)	(133,780)	(389,469)	(478,229)
Income taxes

Net Loss	$(160,274)	$(133,780)	$(389,469)	$(478,229)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.07)	$(0.08)

Weighted-average shares used in computation of net loss per share	5,750,000	6,219,327	5,750,000	6,162,605

Comprehensive income
Net Loss	(160,274)	(133,780)	(389,469)	(478,229)
Unrealized gain/loss on investment securities	-	542,383	-	542,383
Foreign currency translation adjustment	-	893	-	893

Comprehensive gain (loss)	$(160,274)	$409,496	$(389,469)	$65,046

See accompanying notes to financial statements. STATEMENTS OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalent
	Nine Months ended March 31,
	1999	2000

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(389,469)	$(478,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,823	26,144
Loss on investment in C-ME.com Taiwan	-	17,670
Increase (decrease) in cash from changes in:
Stock subscription receivables	-	96,984
Accounts receivable	1,662	(320,145)
Deposits and others	-	(21,476)
Accounts payable and accrued expenses	3,924	(214,522)
Deferred revenue	(3,965)	(85)

Net cash used in operating activities	(364,025)	(893,659)

Cash flows from investing activities:
Purchase of equipment	-	(52,506)
Proceeds from maturity of certificates of deposit	300,000	400,200
Investment in C-ME.com Taiwan	-	(300,000)
Proceeds from sale of technology to C-ME.com Taiwan	-	90,000
Purchase of investment securities available-for-sale	-	(1,000,000)

Net cash provided by (used in) investing activities	300,000	(862,306)
Cash flows from financing activities:
Proceeds from bank borrowing	-	299,834
Proceeds from exercised stock	-	6,000
Proceeds from issuance of common stock	-	999,980

Net cash provided by investing activities	-	1,305,814

Net decrease in cash and cash equivalents	(64,025)	(450,151)
Cash and cash equivalents, beginning of period	81,636	595,265

Cash and cash equivalents, end of period	$17,611	$145,114

Supplemental disclosure of noncash investing activities:
Effect of exchange rate change on investment in C-ME.com Taiwan	$-	$893
Issuance of common stock for common stock subscribed	-	664,024
Unrealized gain/loss on securities available-for-sale	$-	$919,291
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(Information as of March 31, 2000 and for the nine months ended March 31, 1999 and 2000, respectively is unaudited)

1. Presentation of Interim Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of the management (the Company), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended June 30, 1999.

2. Investment Securities

The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Investment Securities" (SFAS 115) to account for its equity investment in Abest Tech Company, Ltd. (a Taiwan company)

According to SFAS 115, investment securities are classified as either trading, available-for-sale or held-to-maturity, as follows:

Held-to-maturity. Debt and equity securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accredited using the interest method over the estimated remaining term of the underlying security.

Trading Securities. Debt and equity securities that are bought and held principally for the purposes of selling in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in current earnings.

Available-for-Sale. Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of the yield of alternative investments are classified as available-for-sale. These assets are carried at market value. Unrealized gains and losses are excluded from current earnings and reported net of tax as a separate component of shareholders' equity until realized.

February 10, 2000, the Company invested US $1,000,000 in Abest Tech Company, Ltd., one of the leading Taiwanese internet portals, for 1,500,000 shares of its common stock. This investement is classified as available-for -sale. The carrying amounts (market value) and amortized cost of Abest Tech's securities available for sale at March 31, 2000 are summarized as follows:

	Amortized cost	Gross Unrealized Losses	Gross Unrealized Gain	Market Value

Equity stock - Abest Tech Company, Ltd.	$ 1,000,000	-	$ 919,291	$ 1,919,291

The net unrealized gain of $542,383 (net of $376,929 deferred tax liabilities) was reported as a component of accumulated other comprehensive income under shareholders' equity.

For financial statement purposes, the company has recorded the gross unrealized gain on equity stock issued to Abest Tech Company, Ltd. of $919,291 as follows: $542,383 in shareholders equity as an unrealized gain on securities available-for-sale; and recorded $376,909 as a deferred tax liability.

3. Investment in C-ME.com Taiwan

On January 28, 2000, the Company entered into an agreement with Abest Tech Company, Ltd. to form a joint venture, C-ME.com Taiwan for the purpose of facilitating the buying and selling between U.S. based retailers and Taiwanese manufacturers and exporters based in Taiwan through the Company's web-based communication system. The Company invested $300,000 in cash in exchange for 30% equity interest in C-ME.com Taiwan. Abest Tech Company, Ltd. and other Taiwan investors invested $700,000 in cash ,70% of equity interest, in C-ME.com Taiwan. As of March 31, 2000, the investment in C-ME.com Taiwan is as follows:

Amount
Investment in C-ME.com Taiwan	$300,000
Partial gain on sale of technology to C-ME.com Taiwan	(90,000)
Equity interest in C-ME.com Taiwan's accumulated deficit and comprehensive loss	(16,777)

Net	$193,223

4. Bank Borrowings

On January 12, 2000, the Company entered into a agreement with a bank to establish a $600,000 revolving line of credit agreement with the bank. Borrowings bear interest at 6.56 % and are secured by a $700,000 time certificate of deposit at the bank. The line of credit will expire on January 2, 2001. At March 31, 2000, the outstanding balance under the line of credit was $299,834 at March 31, 2000 and was paid in full on April 10, 2000.

5. Equity Transactions

During the 9 months ended March 31, 2000, the company issued the following restricted common stocks to employees and a foreign investor:

Description	Issuance Date	Number of Shares	Proceeds

Issuance of common stock subscribed	July 1999	158,000	$664,024
Stock option exercised	February 2000	10,000	$4,000
Stock option exercised	February 2000	5,000	$2,000
Issuance of common stock for cash	February 2000	111,000	$999,980

6. Related Party Transaction

On March 2000, the Company sold its proprietary Linux-based sourcing softwares to C-ME.com Taiwan and recorded an account receivable of $300,000. As a reflection of the Company's 30% ownership in C-ME.com Taiwan, the Company recognized $210,000 as revenue and reduced the investments in C-ME.com Taiwan by $90,000. On April 10,2000, the company collected $300,000 accounts receivables from C-ME.com Taiwan in full . The proceeds were use to repay all bank borrowing outstanding .

7. Subsequent Events On May 8, 2000, the Company signed a joint marketing and cooperation agreement with Factory 2-U Stores. The agreement makes the Company the exclusive provider of private extranet merchandise sourcing for Factory 2-U, sets joint marketing arrangements, and sets a new Factory 2-U policy that all current and future vendors of Factory 2-U, as part of the cost of doing business, will be required to pay C-ME.com's subscription fee in an amount equal to, at each vendors election, either $150/month or 2.5% of all purchases by Factory 2-U from such vendor. The agreement gives Factory 2-U Stores a 10%, five-year warrant on the Company's outstanding common shares, exerciseable at price to be determined based on the Company next round of financing. The warrant has standard registration rights.

On March 2000, the Company signed a joint venture agreement with unrelated party, Vickem Group, a Thailand corporation to form C-ME.com/Far East. Under the agreement, the Company will invest $400,000 in C-ME.com/Far East for 40% equity ownership. C-ME.com/ Far East has opened one merchandise-sourcing office in Bangkok, Thailand and will open one in Manila, the Philippines by September 2000. The joint venture agreement also allows for C-ME.com/Far East to open localized sourcing offices in Vietnam, Cambodia and Burma(Myanmar), and gives C-ME.com/Far East the right of first refusal on opening offices in South Korea.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months and nine months ended March 31, 2000. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption "Risk Factors" below, and are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

INTRODUCTION

C-ME.com, founded in 1996, provides Internet-based e-commerce solutions to streamline retailers' merchandise sourcing (front-end) activities. The Company's primary solution is the Internet Sourcing Networks ("ISN") -- private extranets that link the Company's retail partners with their global merchandise vendors. The ISN provides retailers with a desktop solution to reduce the cost of front-end merchandise sourcing activities while expanding the retailer's vendor base. Other services include the Virtual Trade Show ("VTS"), - a product showcase that allows retail buyers to quickly search vendors' products, the Wholesale Auction Center (planned launch: 2000 ) - a forum which will allow vendors to list closeouts, and odd lots in bulk quantity, designed to facilitate sourcing for smaller retailers, jobbers and other buyers, and the Factory Outlet Mall (planned launch: 2000), for manufacturers to sell goods directly to consumers utilizing a full e-commerce package consisting of secure credit card transaction processing and shopping cart functions. Currently, C-ME.com's retail partners include Factory 2-U Stores (NASDAQ:FTUS) and Burlington Coat Factory (NYSE:BCF).

Status of Operations

The Company's business plan focuses on forming strategic relationships with domestic retailers and leveraging their buying power to attract domestic and international vendors. After establishing such relationships, the Company builds and maintains an ISN for the retailer and no cost. The Company then utilizes the marketing power of its retailer to gain vendors, who pay a subscription fee in order to sell to the retailer over the ISN. In order to add and serve its domestic vendor subscribers, the Company is planning to add the Wholesale Auction Center, and the Factory Outlet Mall during the year 2000.

RETEX, the nation's largest retail technology buying consortium, RETEX was found by ten retailers such as Barnes & Noble, The Gap, Brookstone, Charming Shoppes, liz Claiborne, Trader Jose, Musicland, Genernal Nutrition Centers, among others, has selected the Company as its provider of choice for retail merchandise sourcing. An alliance with RETEX brings exposure to the Company, and potential relationships with its more than 2,000 new retail partners. The Company believes that by providing retailers with direct access to foreign manufacturers, it can support its existing retail partnerships and attract new retail partners. The Company's goal is to aggregate manufacturers to create efficiencies for both foreign manufacturers and U.S. retailers. The Company's strategy is to partner with companies in other countries that have the connections, capital and ability to form joint ventures. These joint venture corporations will open multiple merchandise sourcing offices in many countries, beginning in the Pacific Rim's major manufacturing centers. The local merchandise sourcing offices will be used to market the Company's ISNs to manufacturers that want to sell directly to U.S. retailers.

Currently, C-ME.com/Taiwan, a joint venture formed in January 2000, has three offices, forty employees and an operational web site. The Company also invested in Abest Tech Ltd, its joint venture partner in Taiwan. Its investment rational is both to bring financial gain to the Company by investing in a fast-growing Taiwan Internet firm, and to bolster its first international joint venture, increasing its likelihood of success.

On March 2000, the Company formed C-ME.com /Far East. The joint venture will open one office in Thailand and one office in the Philippines by the end of 2000. C-ME.com/Far East plans to expand to Burma(Myanmar), Vietnam and Cambodia. The Company has signed letters of intent with local corporations in both Hong Kong and China. Currently, in Hong Kong and China, the Company is evaluating optimum management and structure, as well as additional partner options for both joint ventures. The Company plans to form joint ventures in six additional Asian countries during 2001.

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The following discussion sets forth information for the three months ended March 31, 2000 compared with the three months ended March 31, 1999. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

Net Loss

The Company recorded a net loss of $133,780 for the three months ended March 31, 2000, a $26,494 decrease in net loss, as compared to a net loss of $160,274 for the same period last year. The decrease in net loss is attributable to a $209,015 increase in revenue and $182,252 increase in operating costs and other expenses.

Operating Revenue

Total operating revenues for three months ended March 31, 2000 increased $209,015 to $218,120, with revenue consisting of subscribers' fees and licensing fee. The increase in operating revenue was mainly due to the sale of technology to C-ME.com/Taiwan on which the Company recognized $210,000 in revenue.

Operating Costs and Expenses

The cost of revenue increased $26,042 to $50,892 for the three months ended March 31, 2000, compared to $24,850 for the same period last year. The increase in the cost of revenue is attributable to an increase in the cost of additional technical personnel to service customers.

General and administrative expenses increased by $151,311 to $296,259 for the three month ended March 31, 2000, as compared to $144,948 for the same period last year. The increase in general and administrative expenses is primarily due to the increase of administration expenses as result of personnel additions and marketing activities.

NINE MONTHS ENDED MARCH 31, 1999 AND 2000

The following discussion sets forth information for the nine months ended March 31, 1999 compared with the nine months ended March 31, 2000. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report. This information, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

Net Loss

The Company recorded a net loss of $478,229 for the nine months ended March 31, 2000, an increase of $88,760, as compared to a net loss of $389,469 for the same period last year. The increase in net loss is primarily attributable to a $219,211 increase in revenue and a $307,970 increase in operating costs and other income.

Operating Revenue

Total revenues for the nine months ended March 31, 2000 increased $219,211 to $259,795 from $40,584 in the nine months ended March 31, 1999. The increase in operating revenue was mainly due to the sale of technology to C-ME.com/Taiwan on which the Company recognized $210,000 in revenue.

Operating Costs and Expenses

Cost of revenues increased $18,273 to $103,483 for the nine months ended March 31, 2000, as compared to $85,210 for the same period last year. The majority of the increase of the cost of revenue represents an increase in variable costs .

General and administrative expenses increased $316,814 to $670,642 for the nine month ended March 31, 2000, compared to $353,828 for the same period last year. The general and administrative expenses are primarily due to increased administration expenses from personnel additions and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balances decreased by $850,351 from $2,095,465 as of nine months ended March 31, 1999, to $1,245,114 as of March 31, 2000. This decrease in cash balances is primarily due to company expansion and losses from operations.

Management estimates the monthly cash "burn rate" to be approximately $120,000 per month. As of March 31, 2000 cash balances are approximately ten times the current estimated monthly burn rate.

On January 12, 2000, the Company entered into a agreement with a bank to establish a $600,000 revolving line of credit agreement with the bank. Borrowings bear interest at 6.56 % and are secured by a $700,000 time certificate of deposit at the bank. The line of credit will expire on January 2, 2001. The Company's intent is to use this revolving credit line for working capital purpose.

Management believes that current cash balances and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital and capital expenditure requirements for ten months. Without the proceeds from future offerings, the company's cash resources would not be sufficient to fund the operations under the current plan for more than ten months. The current business plan proposes significant increases in spending when compared to the historical expenditures. Management currently anticipates the need to raise additional capital through the issuance of additional debt or equity securities, prior to achieving positive cash flows from operations. The forecast of the period of time through which the company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including the plans to fully support the ISN, the launch of the WAC and the FOM, and our investments in systems infrastructure and staffing. We may require substantial working capital to fund our business and we may need to raise additional capital prior to this time or thereafter. We cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If we are unable to raise additional necessary capital in the future, we may be required to curtail our operations significantly. Raising additional equity capital would have a dilutive effect on existing stockholders.

The Company believes that its current working capital will be sufficient to meet its working capital requirements for the next ten months. The Company is actively seeking equity investments. If such efforts are unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect the Company's business.

The Company does not intend to pay cash dividends with respect to capital stock in the foreseeable future.

On February 10, 2000, the Company made a cash investment of $1,000,000 in Abest Tech Company Ltd, in exchange for 1.5 million shares of their common stock. As of March 31, 2000, the market value of this investment was $1,919,29.

On January 28, 2000, the Company invested $300,000 in C-ME.com/Taiwan, in exchange for 30% equity ownership in C-ME.com/Taiwan. The management anticipates continuing to forming international joint ventures in order to increase the number of subscribing vendors. For the joint venture of C-ME.com Far/East, the Company has adequate funds to set up this joint venture. For other future international expansions, the company relied on the success of addition capital seeking .

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATE

The Company's current joint venture is located in countries outside the United States. The functional currency for this foreign operation is the local currency. The carrying value of the Company's investments in Taiwan is subject to the risk of foreign currency fluctuations. Any dividends received from the Company's international joint ventures will also be subject to foreign exchange risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

YEAR 2000 Disclosure

Like other companies, the Company could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. The Company's project to assess and correct Y2K related issues regarding the year 2000 has been completed, and the Company has not experienced any significant Y2K related events. Interactions with other parties' systems make it difficult to conclude there will not be future effects. Consequently, at this time, management cannot provide assurances that the Year 2000 issues will not have an impact on the Company's operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Previously reported on Form 10-KSB, dated June 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

No exhibit were filed durig the period covered by this transition report.

(B) REPORT ON 8-K

No report on form 8-K were filed durig the period covered by this transition report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER MERCHANTS EXCHANGE, INC.
d.b.a. C-ME.com
(Registrant)

Date: 5/15/2000	/s/ Frank S. Yuan Frank S. Yuan, Chairman, Chief Executive Officer
Date: 5/15/2000	/s/ John F. Busey John F. Busey, President (Acting Chief Financial Officer)