Form 10KSB
period 2000-06-30
CYBER MERCHANTS EXCHANGE INC
filed 2000-09-29
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark one)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2000
OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition Period from _______ to _______

Commission file number 333-60487

Cyber Merchants Exchange, Inc. d.b.a. C-ME.com
(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4597370 (I.R.S. Employer Identification No.)
600 S.Lake Ave., Suite 405, Pasadena, CA (Address of principal executive offices)	91106 (Zip Code)
Issuer's telephone number (626)793-5000 Securities registered under Section 12(b) of the Exchange Act:
Title of each class None	Name of each exchange on which registered None
Securities registered under Section 12(g) of the Act:	Common Stock, no par value (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year: $645,530

The aggregate market value of the voting stock held by non-affiliates of the registrant on August 31, 2000, computed by reference to the closing price of that date, was $31,670,732, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On August 31, 2000, the registrant had 7,589,669 shares of Common Stock, no par value per share.

Documents incorporated by Reference

Portions of the registrant's definitive proxy statement under Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

CYBER MERCHANTS EXCHANGE, INC.

Index to
Annual Report on Form 10-KSB
For Year Ended June 30, 2000

PART I
Item 1: Description of Business
Item 2: Description of Property
Item 3: Legal Proceedings
Item 4: Submission of Matters to a Vote of Security Holders

PART II
Item 5: Market for Common Equity and Related Stockholder Matters
Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7: Financial Statements
Item 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III
Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10: Executive Compensation
Item 11: Security Ownership of Certain Beneficial Owners and Management
Item 12: Certain Relationships and Related Transactions
Item 13: Exhibits and Reports on Form 8-K

Signatures

Reports of Independent Certified Public Accountants

PART I

Item 1. Description of Business.

Certain statements contained in this Report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cyber-Merchants Exchange, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption "Company Risks" elsewhere in Item 1 of this Report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Cyber-Merchants Exchange, Inc. disclaims any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Our Company

Cyber Merchants Exchange, Inc. d.b.a. C-ME.com (the "Company" or "C-ME.com") is a business-to-business e-commerce company serving the worldwide retail industry. C-ME.com, a California corporation, was formed in July, 1996.

Overview

The Company provides its customers with an Internet-based communications system that enables retailers and vendors to conduct negotiations and to electronically facilitate the sourcing, and the purchase and sale of merchandise on a global basis. Using C-ME.com's proprietary software, the Company maintains a secure yet open electronic network that enables retailers to conduct on-line communications and transactions with their vendors. The front-end communications and trading process is generally referred to in the retail industry as "sourcing." High volumes of product and transaction data are exchanged between retailers and their vendors in order for buy-sell transactions to be initiated, negotiated and consummated. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a vendor. The Company's related software products and services are designed to make this sourcing function substantially more effective and efficient.

C-ME.com is using our proprietary Web-based software to create a global business-to-business e-commerce solution that streamlines the way retailers locate viable merchandise sources. The Company believes its business model will be successful by leveraging retailers' purchasing power to increase their vendor base, and providing a direct, global merchandise-sourcing channel for retailers. The Company will also provide a dynamic pricing community for the retail industry using a non-fraudulent online auction. To attract retailers' vendors, the Company is planning to provide an affordable and complete e-commerce solution, an open electronic marketplace for vendors to publicly showcase more diverse merchandise, and plans a vertical marketplace enabling direct-to-consumer product marketing and sales using the Internet. In addition, in August, 2000, C-ME.com announced a strategic alliance with the CIT Group. The alliance, which involves the development of multiple joint projects, will focus on integrating CIT's factoring services with C-ME.com's global sourcing business. The Company believes the need for letters of credit when retailers import merchandise will be eliminated.

C-ME.com has adopted a retailer-centric business focus by creating a proprietary Internet Sourcing Network™ which consists of specialized private extranets for retailers that centralizes the merchandise review and search process. Its current retail partners are Burlington Coat Factory and Factory 2-U Stores. To further enhance and add value to this retail focus, C-ME.com has two additional online services under development: (1) a Wholesale Auction Center, which will create a dynamic pricing community, immune from the fraud that plagues typical auctions (this patent-pending process is in partnership with The CIT Group); and (2) a Factory Outlet Mall, which will create a vertical marketplace for vendors to directly market and sell their products to consumers.

When utilized to full capability and employed on a wide-scale basis, the Company believes that its products are capable of reducing a retailer's cost of sourcing and, more importantly, substantially expediting the sourcing process and more effectively managing the quality performance of vendors. Consequently, the Company's software products and services enable merchandising, purchasing and shipping decisions to be made by all parties at dates closer to the selling season, helping such parties make better informed and more timely business decisions. The objective is to enable its retail partners that source products through the Company's software and services to obtain lower costs, increased sales volume, faster inventory turnover, fewer involuntary price discounts and improved margins and profitability.

C-ME.com is also aggressively expanding internationally. As of June 30, 2000, the Company has formed joint ventures in Taiwan, China, Thailand and the Philippines. C-ME.com's strategy is to partner with reputable local companies and key government entities to establish local companies. Through these joint ventures, 7 to 12 localized merchandise-sourcing offices are planned to be established by year-end 2000 in these four countries. Through these localized offices, our retail partners will be able to source merchandise directly.

Industry Background

The retail industry is characterized by intense competition, consolidation and tightening of profit margins. Consumers increasingly are more discerning and consequently demand that retailers offer more value in return for their purchasing dollar.

To attract and keep consumers, retailers must offer more desirable products and prices, while optimizing factors such as product variety, inventory carrying costs, retail prices and costs of goods. The average large department store carries a large number of Stock Keeping Units ("SKUs") at any time, each unique in terms of product style, size, color, features, packaging, and so forth. Retailers need to source these SKUs from hundreds, or in some cases thousands, of vendors worldwide. Retail industry vendors include direct factories, suppliers, manufacturers, jobbers and importers.

Sourcing related communications between retailers and their vendors is a continuous flow of information regarding products, pricing, delivery, special promotions, packaging and other issues. To date, these communications have largely been carried out through paper flow, telephone calls, facsimiles, courier services, or through travel and personal visits. This manner of maintaining retail supply communications is time-consuming, challenging and expensive.

Pressure on retailers affects all players in the sourcing environment. Emerging technologies now offer dramatic improvements in efficiency, costs and business process management. Purchasing automation efforts, such as EDI, currently address the back-end efficiency. The front-end sourcing process, should be automated as well. Retailers, in particular those serving global or national markets, are increasingly exploring automated merchandise sourcing solutions.

Business-to-Business E-Commerce in Retail

Retail buyers spend 60 to 80 percent of their time sourcing (searching for and locating) merchandise and vendors. The buying process is complex and multi-faceted. A buyer's decision process involves selecting qualified vendors based on production volume, delivery, quality, and price. The buyer's objectives include achieving pre-set goals for sales, turnover rate, expense levels, margins and profitability, and updating product selection to meet fashion trends.

To better manage their relationships and merchandise flow, both retailers and vendors are turning to information technology and specifically to e-commerce solutions. C-ME.com believes that the e-commerce market is at the beginning of a long-term expansion driven by adoption of the Internet as a marketing venue and data highway.

The challenge is coming up with an affordable e-commerce solution that addresses both the front-end and back-end problems facing the retailer and its supply chain vendors. C-ME.com's services are designed specifically to meet these challenges.

Services

Overview of the C-ME.com System

The Company's Internet-based system was designed to meet the general merchandising needs of retailers and their vendors, with an initial emphasis placed on the bargain, or "off-price," apparel market segment. To that end, the Company has developed three potential interrelated services: Internet Sourcing Network, Virtual Trade Show, Web Design and Hosting. Two additional services in development are the Wholesale Auction Center and Factory Outlet Mall.

  Internet Sourcing Network ("ISN")

  The cornerstone of our services is the proprietary ISN, consisting of private extranets built and maintained by C-ME.com according to each retail partner's specifications. These Web-based turnkey systems automate the front-end merchandise sourcing activities of retailers at no cost, and provide retailers with tremendous time and cost savings. The solution the ISNs create is a simple one. The ISNs enable retailers and vendors to conduct business privately, using any Internet connection without investing in expensive hardware, software or training. After subscribing to a retailer's ISN, vendors of any size can get instant feedback about merchandising needs and decisions. The vendor can then change its strategies to meet these needs by updating its product line - all over the same Internet connection. Vendors also receive a broadcast "open-to-buy", of what a retailer is sourcing. Vendors pay a monthly subscription fee to display products on the ISNs.

  Virtual Trade Show

  The progenitor of C-ME.com's diverse services is the Virtual Trade Show ("VTS") which is a centralized product showcase that features a multitude of products in easily understandable and searchable categories. The appeal of the Virtual Trade Show is its ability to enable direct marketing to a wide universe of retail buyers. Vendors may display product free of charge, if they also display on an ISN.

  Web Design And Hosting

  Many vendors do not have an Internet commerce strategy and most do not have a Web presence. C-ME.com solves this by providing a free template Web page and shared domain name. Additionally, C-ME.com offers fee-based customized Web design and hosting services to meet the e-commerce needs of its customers.

  Wholesale Auction Center ("WAC") (In development)

  C-ME.com's WAC will provide a Web community for vendors to liquidate odd lots and closeouts in bulk quantity. The WAC will feature the Company's patent-pending auction process, which, by a partnership with The CIT Group, utilizes the benefits of account receivable factoring for sellers and credit checks for buyers to eliminate the possibility of fraud in the auction transaction. The Company has filed a patent application for the WAC process. Depending on market conditions, the plan is to launch the WAC in the next 12 to 24 months. Sellers using the WAC will pay transaction commission fees.

  Factory Outlet Mall ("FOM") (In development)

  The FOM is a public vertical marketplace, which will enable vendors to sell merchandise directly to consumers. The FOM supplements C-ME.com's business-to-business solutions by giving vendors a direct business-to-consumer e-commerce package, consisting of secure credit card transactions, shopping cart functions and automatic calculation of sales tax and freight charges. Depending on market conditions, the plan is to launch the FOM in the next 12 to 24 months. Vendors selling on the FOM will pay transaction commission fees.

Cost Benefits to Retailers and Manufacturers

C-ME.com believes that much of its value lies in its intermediary abilities; specifically in its ability to create an information pipeline for the retail industry. The retail industry is fragmented, with thousands of buyers and sellers connecting sporadically and inefficiently. C-ME.com believes its virtual pipeline can eliminate cost, redundancy, and system integration barriers now faced by retailers, and expedite the flow of usable product information to retailers from vendors who will use its low cost, low technology, high feedback communication system. The Company's management understands not only the individual retailer's business but also the retail industry as a whole. The significant retail experience of the Company's management enables it to effectively create and implement services that precisely meet the needs of retailers and their vendors.

Benefits to Retailers

C-ME.com believes its services create time and cost efficiencies for retailers that lead to increased merchandise turnover and higher gross margins. Key benefits include the following:

  Efficiency - C-ME.com builds and maintains a Web-based system that streamlines and automates the front-end merchandise sourcing process and provides instantaneous visual access to available merchandise on a 24/7 basis.

  Cost - The solution is delivered at no cost to the retailer without legacy system integration and without eliminating the "touch-and-feel" necessary to retail buyers.

  Time Savings - C-ME.com's product reduces time and cost to find products, which shortens the crucial time between merchandise availability and presentation, this is because viewing and editing merchandise with vendors in showrooms and at market consumes approximately one hour per appointment. Therefore, using traditional sourcing, each buyer can see approximately 8 to 10 lines a day and 40 to 50 per week. Using the Company's ISN, buyers can each view 50 lines in their offices before market and eliminate unnecessary appointments and make actual appointments more efficient, effective, and meaningful.

  Sourcing Benefits - The network facilitates new relationships with added domestic vendors, helping retailers to build their product sourcing bases and lower prices to achieve higher margins by establishing direct sourcing relationships with new international vendors, directly lowering cost of goods sold. Because buyers using the network will not require a face-to-face meeting with vendors, each transaction can be completed in less than one week rather than the normal three to four week cycle. This is a competitive advantage, as the other retailers will be using the normal three to four week buying cycle. The shortened transaction time is especially important for off-price retailers with faster turning inventory, and all retailers' overseas purchases. This speed to market should assist in reducing markdowns, as the selling cycle will be extended on the front end. Assuming a normal markdown is 10% of retail sales, purchases through the Internet sourcing network could have a reduction to 5 to 7%, or 30 to 50% because of starting the selling cycle sooner.

  Innovative Financing - C-ME.com has dramatically simplified the import process by replacing traditional letters of credit with CIT credit assurance of its retail partners. The Company believes this substitution will reduce the cost of exporting by as much as 50% as compared with the standard letters of credit that would normally be required.

Benefits to Vendors

C-ME.com's services give vendors direct access to targeted retail buyers, foresight into the retailer's procurement cycle, the ability to receive broadcast open-to-buy information from retailers, and 24-hour, real-time ability to diversify their product lines by adding, changing and updating product information. C-ME.com creates value for vendors by:

  Matching Buyers and Sellers Securely - The Company's system works by guaranteeing that the right buyer views every product a vendor wants to sell, making business more time and cost efficient.

  Dynamic Response - The Company creates value by providing specific feedback from retailers on products, making strategic product design and marketing more exact;

  Affordable and Complete Solution - Vendors pay a nominal subscription fee, and need only the technology they have in order to post products on the Company's system. Auxiliary services including Web design and hosting, free template home pages, and plans to provide an e-catalog, a consumer mall, and a dynamic pricing community, when entirely implemented, will provide an industry-specific and complete e-commerce solution;

  Open-to-Buy - The Company brings significant value to vendors by delivering a retailer's buying needs ("Open-to-Buy") into the vendors' mailbox on a weekly basis, providing a reactive not proactive selling opportunity.

Supporting Technology

The Company has developed three proprietary technologies designed to improve the efficiency of its services:

  Product Driven Search Engine

  The Company believes the keyword search functions employed by traditional search engines are impractical for merchandise sourcing. Rather, the Company developed a product driven search engine, which simplifies the search process. This search engine is linked to dynamic listings of the vendor's product catalog and line sheets, complete with detailed product descriptions and digital photographs. These products are then indexed and separated into easily recognizable categories which facilitate quick product searches by retail buyers.

  Focused Broadcasting ("FOCASTING™")

  The Company's FOCASTING™ software enables retail buyers to create individual Web pages filled with only those products that fall within their buying responsibilities, thereby limiting unnecessary "surfing." After the buyer creates his or her customized Web page, the FOCASTING™ software will "push" or broadcast all products contained within the Company's database directly to the buyer's desktop. For example, if a Men's jeans buyer created a customized Web page using FOCASTING™ and selected "Men's Jeans," the FOCASTING™ software will transmit all the information and images relating to Men's Jeans within the Company's database to the buyer each time he or she logs on.

  Dynamic End-User Profile System ("DEPS™")

  The DEPS™ software provides retail buyers and vendors with numerous interactive functions. Featured in the Company's ISN, the DEPS software allows the user to maneuver and manipulate (delete, restore, etc.) the product information contained within his or her own product database. In addition, DEPS alerts the user whenever "new" or "close-out" items are added to the user's database. For the vendor, DEPS enables them to remotely change, upload and delete their product information based on user requests as well as receive business critical announcements from the buyers. Additionally, DEPS™ will allow the buyer to send bulk or personal e-mails to all vendors in the ISN. These may be used to announce the buyer's "Open to Buy position", request special products, and announce merchandise buying and planning goals. These interactive features available through DEPS™ give vendors a competitive edge in providing a means of rapid response to buyers' needs and vendors' products.

Research and Development

The Company currently provides two services to its customers: Virtual Trade Show and Internet Sourcing Network. Both services are embedded with custom Web-site design. The Company also has three supporting technologies: (i) Product Driven Search Engine; (ii) Focused Broadcasting; and (iii) Dynamic End-User Profile System. All these technologies were developed in 1997 and 1998. In fiscal year 2000, the Company spent an insignificant amount on research and development. The Company's expertise is in Internet-based business-to-business automation processes. Any funding of research and development will be used to develop the services offered and supporting technologies mentioned in the preceding two sections.

The Company is expected to spend a significant amount on research and development in the future as the Company is evaluating the potential benefits of launching two new services: Wholesale Auction Center and Factory Outlet Mall. The Company is currently evaluating three options to launch these two services: (i) internal development; (ii) outsourcing; or (iii) purchasing on-shelf software. The decision will be based upon competition situations, product availability, and relative costs and performance.

Sales and Marketing

The company will expand its efforts to identify and target key subscribers. Subscribers are defined as: (i) domestic & foreign retailers; (ii) domestic and foreign vendors / jobbers; or (iii) foreign manufacturers.

C-ME.com will continue prospecting for new retailers and vendors to add to the ISN through a team of National Sales Executives located in key market areas. The Company will leverage existing retailer and vendor relationships by offering additional services provided by C-ME.com. These services include product development, Web design and hosting, and open to buy broadcasts.

Marketing the Company's global sourcing consortium through its foreign offices will be key to the development of long-term retailer and vendor relationships.

Business Development Strategy

C-ME.com believes that by providing retailers with direct access to foreign manufacturers, it can better support its existing retail partnerships and attract new retail partners by aggregating vendors to create efficiencies for both foreign manufacturers and U.S. retailers. To do this C-ME.com is partnering with companies in other countries that have the connections, capital and ability to form joint ventures. These joint ventures are opening regional merchandise sourcing offices and marketing ISNs to international manufacturers that would like to sell directly to large U.S. retailers. By establishing localized merchandise sourcing offices, C-ME.com is fulfilling its mission of being the retailers' global sourcing solution by making international commerce convenient and feasible for many manufacturers who know how to make quality products but do not have technological knowledge or Internet access. Beginning in the Pacific Rim, the Company has formed joint ventures in Taiwan, Thailand, The Philippines, and China during 2000, and plans to form six more joint ventures in various Asian countries during 2001, as well as to expand its operations to Central and South America and Europe in 2002.

The Company's strategy is designed to enable it to provide a complete front-end Web-based sourcing and production system for retailers and their supply chain vendors. In addition, the Company's services may provide retailers a complete back-end solution from order management and fulfillment to inventory management (including administration and replenishment) to store operations and Point-of-Sale ("POS"). Additionally, a transaction function such as "FOM" or "WAC" may be built into the system whereby retailers may have additional avenues to sell vendor merchandise. The Company anticipates taking a transaction fee as commission.

Potential Revenue Streams

The Company's sources of revenue are anticipated to be fees paid by domestic and global vendors who subscribe to the ISN, one-time sales of operating software to joint ventures and a commission to be paid by the retailers on overseas purchases through the Company's operating system.

Key Contracts and Collaborative Partners

Management has established or is in the process of establishing affiliations and contracts with several retailers. To date, the Company has two retail partners: Burlington Coat Factory Warehouse Corporation ("BCF") and Factory 2-U Stores, Inc. ("F2U"). Under the terms of the BCF contract, the Company has built an exclusive ISN for BCF free of charge. In return, BCF will provide the Company with a list of its existing vendors and assist the Company in marketing the ISN to these vendors. BCF also will receive 50 percent of the monthly hosting fees collected from vendors who join BCF's ISN. BCF has a stock warrant whereby BCF has the discretion to purchase an equity interest of up to 10 percent of the Company.

The Company's second retail partner is F2U. Under the terms of the F2U contract, the Company has built an exclusive ISN free of charge. In return, F2U has agreed to mandate its vendors to join the ISN. F2U will receive 33 percent of the subscription fees collected from vendors who join F2U's ISN. F2U has a stock warrant whereby F2U has the discretion to purchase an equity interest of up to 10 percent of the company.

In August, 2000, C-ME.com announced a strategic alliance with the CIT Group. The alliance, which involves the development of multiple joint projects, will focus on integrating CIT's factoring services with C-ME.com's global sourcing business. The Company believes the need for letters of credit when retailers import merchandise will be eliminated.

In addition, C-ME.com executed an agreement with RETEX, a technology-buying consortium with more than 2000 member retailers, which provides the opportunity to build and maintain ISNs for RETEX's members. The Company is also pursuing relationships with strong back-end procurement technology providers to supplement its front-end merchandise-sourcing services.

Competition

The distinction between merchandise sourcing (front-end) and the procurement function (back-end) is important to a discussion on competition. Currently, standardized EDI transaction sets, including purchase orders, are common. However, EDI is costly and does not solve the front-end issue of merchandise sourcing. On the back-end, the emergence of Internet Protocol ("I/P") standards creates an opportunity for tighter inter-operation between the business systems of supply chain trading partners.

The company's primary competitors are as follows:

  Sourcing Link - This company is a business-to-business electronic commerce solutions provider for the retail industry. It is focused on developing, marketing and supporting the leading electronic toolset for the retail industry sourcing process using standard open technologies. Sourcing Link operates an Internet-based subscription service, which enables retailers to collaborate with their supply chain using standard Web browsers. IBM Corporation sells, distributes and supports the Sourcing Link service, which is positioned as a strategic procurement solution in the IBM Supply Chain Solutions Portfolio.

  Purchase Pro.com - This company helps businesses sell goods and services online to other businesses. Purchase Pro.com plays matchmaker to lonely businesses looking for e-commerce relationships. Customers buy memberships in order to access buying and selling communities, or "e-marketplaces." One of its services is group buying discounts.

  Vertical Net - This company is a leading operator of online vertical trade communities focusing specifically on the business-to-business segment of the Internet. Its stable of more than 50 Web-sites spans industries such as communications, healthcare, and sciences. Vertical Net's industry-specific Web-sites offer features such as online shopping, buyer's guides and news. The company has also enhanced its Web- sites with online auction capabilities.

  Tradeout.com - This company provides an online marketplace for businesses to buy and sell excess inventory and idle assets. It brings together companies to buy and sell surplus assets in over 100 product categories online.

  Tradeweave.com - This company enables retailers and vendors to list, buy and sell merchandise through a staged auction process over the Internet. All buyers and sellers are pre-registered and authorized to trade by QRS. After registering, customers will be provided with a Tradeweave 'Passport,' which authenticates them as an approved trader in the marketplace. Sellers will issue 'Visas' to selected approved buyers to formalize trading relationships. Sellers benefit by increasing their market reach, drawing more competitive bids and gaining more control over their brand and the sales process. Buyers benefit by having broader access to merchandise at attractive prices through a central location. Both sellers and buyers benefit from an integrated e-commerce back-end using existing QRS services. All industry players will have access to Tradeweave's retail trade news, content and directories.

Our main procurement competitors are as follows:

  QRS Corporation - This company is using technology to alter the face of merchandise management. It provides electronic data systems and services for retailers, vendors and shippers. Its catalog services include a database of 67 million products from more than 8,700 vendors. The database lists products by their Universal Product Codes. Additional products marketed by QRS include networking stems that provide two-way electronic transmission of business data and Internet access, Web security and Web development, management tools for tracking products by sales and store location, motor freight shipment tracking and delivery performance reporting and education and consulting services.

  Ariba - This company makes operating resource management ("ORM") products, which help companies track and manage supply purchases over the Internet and corporate intranets. Its scalable ORM software automates e-commerce transactions and contains modules for creating customized forms and managing expense reports. Its Ariba.com network connects buyers to suppliers, helps suppliers provide product catalogs and routes order transactions. Ariba's customers include AMD, Chevron, Merck and Staples.

  Commerce One - This company offers software and services that connect global buyers with suppliers of business goods and services over the Internet. Its BuySite software simplifies the buying process by providing product catalogs from different suppliers, automating approvals and enforcing buyer- and seller-specific policies. Its MarketSite.net Web-site enables buyers and sellers using different software applications to seamlessly connect and perform e-commerce transactions. The company also provides services including content management, order availability information, status tracking and transaction support.

  Retek - This company provides inventory management software that lets retailers interact across the Web with suppliers, wholesalers, transportation companies and other links in the supply chain. Customers include Ann Taylor, Eckerd, CBRL Group and Lancome.

Additional auction competitors of Cyber Merchants Exchange are as follows: Closeout.com; Retail.com; Retex.com; Merchandise-online.com; Redtagbiz.com; Market4retail.com; Brandwise.com; Retailexchange.com; Closeoutnow.com; Bidland.com; Bid4it.com; and i2iretail.com.

Although the competitors detailed in the preceding paragraphs may offer similar services to C-ME.com, C-ME.com believes that no other company has its range of services, approach to serving the industry or such an experienced management team. C-ME.com is focused on the front-end of merchandise sourcing, aggressive overseas expansion plans, wholesale auction, partnerships with retailers to ensure that buyers and sellers connect, management's retail experience and complete e-commerce solution for vendors. Because of its focus, C-ME.com believes that it will be able to compete effectively by providing a complete merchandise sourcing solution to the marketplace.

Intellectual Property Rights

The Company intends to seek U.S. patent and trademark protection on its products and processes, where appropriate, and to protect its proprietary technology under U.S. and foreign laws that protect trade secrets and copyrights.

The Company has trademarked its DEPS™, FOCASTING™ and Internet Sourcing Network™.

Employees

As of June 30, 2000, the Company had 12 employees and 6 independent sales contractors. Of these employees, three were classified as executive. None of the employees are subject to a collective bargaining agreement, and the Company believes that its relations with its employees is good.

Risk Factors

Shareholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

  INVESTORS ARE CAUTIONED AGAINST RELYING ON FORWARD-LOOKING STATEMENTS USED BY THE COMPANY TO DESCRIBE ITS FUTURE FINANCIAL CONDITION AS THOSE PREDICTIONS COULD DIFFER MATERIALLY FROM WHAT ACTUALLY RESULTS.

This Annual Report on Form 10-KSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee" and similar expressions are intended to identify forward-looking statements. The following discussion of risks should be read in conjunction with the Company's financial statements and notes and other financial information included elsewhere in this Form 10-KSB. In addition to historical information, this Form 10-KSB contains statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this "Risk Factors" section of the Form 10-KSB.

Industry Risks

  THERE IS NO ASSURANCE OF FUTURE INDUSTRY GROWTH.

There can be no assurance that the marketplace in which the Company operates is as large as reported in market data or that such projected growth will occur or continue. Market data and projections are inherently uncertain, subject to change and often dated. In addition, the underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. A slower pace of growth within the industry will have a significant negative impact on C-ME.com's operations and projections for growth.

  THE INTERNET INDUSTRY IS EXPERIENCING CONSOLIDATION THAT MAY INTENSIFY COMPETITION.

The Internet industry has recently experienced substantial consolidation and a proliferation of strategic transactions. The Company expects this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm it in a number of ways. For example:

  competitors could acquire or partner with companies with which the Company has strategic relationships and discontinue its relationship, resulting in the loss of opportunities for its products and services or the loss of certain enhancements or value-added features to its products and services;

  a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with its products and services; and

  other companies with related interests could combine to form new, formidable competition, which could preclude the Company from obtaining access to certain markets or content, or which could dramatically change the market for the Company's products and services.

  THE COMPANY'S FUTURE REVENUE DEPENDS SIGNIFICANTLY ON THE VOLUME OF INTERNET USE AND THE ACCEPTANCE OF THE INTERNET AS A COMMERCE MEDIUM.

If use of the Internet and growth of the market for business-to-business exchanges do not continue, the Company may not achieve the critical mass of customers necessary for sustaining revenues and achieving profitable operations. The Company's future revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an effective medium of business by target consumers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of retailers and vendors may not use the Internet and other online services as a medium of commerce.

The Company's future revenue will depend significantly on the widespread acceptance and use of the Internet as an information source and as a commerce vehicle. Rapid growth in Internet use is a recent trend and market acceptance of the Internet as an commercial medium is highly uncertain.

The Internet may not be accepted as a viable commerce medium for distribution of information and engaging in commerce for a number of reasons, including, without limitation:

  inadequate development of the network infrastructure; inadequate development of enabling technologies; and concerns about privacy and security among users.

  THE COMPANY'S BUSINESS IS DEPENDENT ON ITS ABILITY TO MAKE USE OF NEW COMPUTER TECHNOLOGIES AND ON THE SUCCESS OF THE INTERNET AS A VEHICLE OF COMMERCE.

The market for Internet access is characterized by rapidly changing technology, evolving industry standards, changes in users' needs and frequent new service introductions. The Company's future success will depend, in part, on the use of leading technologies to provide seamless access to and services through its Web-site. There can be no assurance that the Company will be successful in using new technologies effectively, developing new services or enhancing existing services on a timely basis.

The Company's success also depends on continued use and expansion of the Internet. The Internet infrastructure may not be able to support the demands placed on it by continued growth. The growth in volume of Internet traffic may create instabilities in its structure such as shortages in Internet addresses and overworked search engines. Such instabilities may have an adverse affect on its operations and business if they are not addressed. The Internet could also lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The Company's network infrastructure may be vulnerable to computer viruses, hacking or similar disruptive problems caused by users, other connected Internet sites, the interconnecting networks and the various telephone networks. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to the Company's member retailers.

The Company's success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services.

  THE COMPANY'S BUSINESS WILL BE SEVERELY IMPACTED IF TELECOMMUNICATIONS CARRIERS AND OTHER SUPPLIERS ON WHICH IT DEPENDS ARE UNABLE TO PROVIDE UNINTERRUPTED SERVICES.

The Company relies on providers such as the local telephone companies and other companies to provide data-communications via local telecommunications lines and leased long-distance lines. The means of ordering and paying for products may be disrupted or eliminated if the company experiences disruptions or capacity constraints in its telecommunications services. There may be no means of replacing these services on a timely basis or at all.

In addition, the inability or unwillingness of any third-party to provide the Company point of presence access or its inability to secure alternative point of presence arrangements could significantly limit its ability to service its existing customers and expand to new markets, which could, in turn, have a material adverse effect on its business, financial condition and results of operations.

  GOVERNMENT REGULATION OF THE INTERNET COULD ADVERSELY AFFECT THE COMPANY'S PROFITABILITY.

Increased government regulation, or the application of existing laws to online activities, could inhibit Internet growth, expose the Company and other sellers of products for use on the Internet to additional liabilities and increase the cost of doing business. This could have a material adverse effect on the Company's profits and liquidity. The increasing popularity and use of the Internet and other online services may lead to the adoption of new laws and regulations in the United States and elsewhere covering issues such as online privacy, copyright and trademark, sales taxes and fair business practices or which require qualification to do business as a foreign corporation in certain jurisdictions.

Existing or future legislation could limit growth in use of the Internet, which would curtail the Company's revenue growth. Statutes and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The law remains largely unsettled, however, even in areas where there has been legislative action. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet, electronic commerce and online advertising. Any new regulation or taxation of Internet commerce could damage the Company's business, affect the profitability and perhaps the viability of the Company's business plan, and cause the price of the Company's common stock to decline. Such regulation or taxation could prove to be burdensome, and impose significant additional costs on the Company's business or subject it to additional liabilities.

Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

  limit the growth of the Internet;
  create uncertainty in the marketplace that could reduce demand for the Company's products and services;
  increase the Company's cost of doing business;
  expose the Company to significant liabilities associated with content available on its Web-sites or distributed or accessed through its products or services;
  lead to increased product development costs, or otherwise harm the Company's business; or
  decrease the rate of growth of the Company's user base and limit its ability to effectively communicate with and market to its user base.

As Internet commerce continues to evolve, increasing regulation by federal, state, or foreign agencies becomes more likely. Regulation is likely in the areas of user privacy, pricing, content, and quality of products and services. Taxation of Internet use, or other charges imposed by government agencies or by private organizations for accessing the Internet, may also be imposed. Laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could limit the Company's activities. In addition, any regulation imposing fees for Internet use could result in a decline in the use of the Internet and the viability of Internet commerce, which could have a material adverse effect on the Company's business, results of operations, and financial condition.

Company Risks

  THE COMPANY HAS A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE THE COMPANY'S BUSINESS.

The Company was incorporated in July 1996 and has a limited operating history. The Company just recently developed and built its operating assets, including its proprietary software and its network server. C-ME.com is a new company and has no history of earnings or profit. There is no assurance that the Company will operate profitably in the future. As such, there is no assurance that the Company will generate a return on your investment in the future.

The Company has limited financial results on which you can assess its future success. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets .

To address the risks and uncertainties faced by the Company, it must:

  establish and maintain broad market acceptance of its services and convert that acceptance into direct and indirect sources of revenues;

  maintain and enhance its presence as a viable and attractive option to retailers;

  continue to timely and successfully develop new products, product features and services, and increase the functionality and features of its existing products;

  successfully respond to competition from others; and

  develop and maintain strategic relationships to enhance the distribution, features and utility of its products and services.

The Company's business strategy may be unsuccessful and it may be unable to address the risks it faces in a cost-effective manner, if at all. The Company's inability to successfully address these risks will harm its business.

  THE COMPANY HAS NOT PRODUCED A PROFIT AND CANNOT BE CERTAIN THAT IT WILL PRODUCE A PROFIT OR REMAIN PROFITABLE IF IT DOES GENERATE A PROFIT.

The Company is not profitable and may never become profitable. If the Company does achieve profitability, it cannot be certain that it will remain profitable nor that profits will increase in the future. The Company has incurred significant losses since its inception and may never generate or sustain a profit. For the fiscal year ended June 30, 2000, the Company reported a net loss of $2,722,659. The Company devotes significant resources to developing, enhancing, selling and marketing its products and services. As a result, the Company will need to generate significant revenues to maintain profitability. The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

  THE COMPANY EXPECTS TO DEPEND ON REVENUE FROM ITS DOMESTIC AND INTERNATIONAL INTERNET SOURCING NETWORKS, VIRTUAL TRADE SHOW, WHOLESALE AUCTION CENTER AND WEB DESIGN AND HOSTING.

The Company expects to depend primarily on revenue from the complete implementation of its domestic and international Internet Sourcing Networks, Wholesale Auction Center, and Factory Outlet Mall, and on revenue from the existing Virtual Trade Show, and continuing revenue from Web-site design and hosting for its subscribers. The Internet Sourcing Network has not generated any revenue and there is no guarantee that it will generate revenue in the future. The Wholesale Auction Center and Factory Outlet Mall are in development; there is no guarantee either of these services will be implemented or generate any revenue. The Virtual Trade Show and Web-site design and hosting have generated revenue in the past. However, there is no guarantee that these services will continue to generate revenue or that that revenue will meet the Company's expectations.

  THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY

As a result of the Company's limited operating history and the rapidly changing nature of the markets in which it competes, the Company's quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond the Company's control. These factors include the following, as well as others discussed elsewhere in this section:

  how and when the Company introduces new products and services and enhances its existing products and services;
  the Company's ability to establish and maintain strategic relationships;
  the Company's ability to attract, train and retain key personnel;
  the Company's ability to form and maintain strategic alliances with retail businesses;
  the emergence and success of new and existing competition;
  varying operating costs and capital expenditures related to the expansion of the Company's business operations and infrastructure, domestically and internationally, including the hiring of new employees;
  technical difficulties with the Company's products, system downtime, system failures or interruptions in Internet access;
  costs related to the acquisition of businesses or technology; and
  costs of litigation and intellectual property protection.

In addition, because the market for the Company's products and services is relatively new and rapidly changing, it is difficult to predict future financial results. To the extent that these predictions prove inaccurate, the Company's revenues and operating expenses may fluctuate.

For these reasons, you should not rely on period-to-period comparisons of the Company's financial results as indications of future results. The Company's future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of its common stock. Fluctuations in the Company's operating results will likely increase the volatility of its stock price.

  THE COMPANY FACES INTENSE COMPETITION FROM MANY ENTITIES.

The marketplace for business-to-business e-commerce is highly competitive and relatively new, constantly changing and intensely competitive. As retailers depend more upon the Internet as a source for product, more companies will enter the market and compete directly with the Company. The Company expects that competition will continue to intensify.

The Company has identified and continues to identify numerous companies that are better funded, have more experience and more significant resources and that have entered or are planning to enter business-to-business e-commerce. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. Should these companies decide to enter the Company's specific market, there is no guarantee that it will be able to effectively compete with them. Currently, the Company's main on-line sourcing competitors include Sourcing Link, Purchase Pro.com, Vertical Net, Tradeout.com and Tradeweave.com. Its main procurement competitors include QRS Corporation, Ariba, Commerce One and Retek. Price concessions or the emergence of other pricing or distribution strategies of competitors may diminish the Company's revenues, impact its margins or lead to a reduction in its market share, any of which will harm its business.

  THE COMPANY'S DEPENDENCE ON ALLIANCES WITH BUSINESSES AND GOVERNMENTS OUTSIDE OF THE UNITED STATES INVOLVES RISKS.

The Company depends on its ability to establish and maintain successful alliances with businesses and governments located outside of the United States. If the Company is unable to establish and maintain such alliances, it will not be able to implement the business plan in its current configuration, which will affect both its revenue stream and profit potential. In addition, the Company faces political sovereign risks of conducting international business, including risks of changing economic conditions in the Pacific Rim, which may have a material adverse effect on its ability to provide global merchandise sourcing to its retail partners.

The Company is subject to the normal risks of doing business internationally, as well as risks specific to Internet-based companies in foreign markets. These risks include:

  delays in the development of the Internet as a vehicle for business-to-business transactions in international markets;
  difficulties in managing operations due to distance, language and cultural differences;
  unexpected changes in regulatory requirements;
  export and import restrictions, including those restricting the use of encryption technology;
  tariffs and trade barriers and limitations on fund transfers;
  longer payment cycles and problems in collecting accounts receivable;
  potential adverse tax consequences;
  exchange rate fluctuations;
  increased risk of piracy and limits on the Company's ability to enforce its intellectual property rights; and
  other legal and political risks.

Any of these factors could harm the Company's business operations.

  THE COMPANY DEPENDS ON MARKET DEMAND FOR AN ACCEPTANCE OF ITS PRODUCTS AND SERVICES.

Much of the Company's success depends on aggregating a critical mass of subscribing vendors and establishing and maintaining strong relationships with retail partners. If market demand and acceptance for the Company's products and services is not in line with its expectations, it is likely that revenue will not meet the Company's expectations and the Company may not be able to fund its operations.

  THE COMPANY DEPENDS ON RELATIONSHIPS WITH KEY RETAIL PARTNERS AND ITS ABILITY TO CREATE MORE SUCH RELATIONSHIPS.

The Company's business model is retailer-centric. Successful implementation of the model is predicated on the Company's ability to create and nurture strong partnerships with retailers. If the Company is unable to maintain existing partnerships or establish new partnerships with retailers, its revenue and profitably will not meet its expectations and it may not be able to fund its operations.

  THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY, TRADE SECRETS AND KNOW-HOW WHICH WOULD REMOVE A BARRIER TO COMPETITION AND MAY DIRECTLY AFFECT THE AMOUNT OF REVENUE IT GENERATES.

The Company depends heavily on continued service and software development to maintain the quality and reliability of its services and to continue to grow. The Company is dependent on its ability to keep trade secrets and obtain patents on business processes as well as on its ability to develop new processes to meet its customers' sourcing needs.

Although the Company employs various methods, including trademarks, patents, copyrights and confidentiality agreements with employees, consultants and third party businesses, to protect its intellectual property and trade secrets, there can be no assurance that it will be able to maintain the confidentiality of any of its proprietary technology, know-how or trade secrets, or that others will not independently develop substantially equivalent technology. The failure or inability to protect these rights could have a material adverse effect on the Company's operations.

  THE COMPANY'S FAILURE TO ATTRACT, TRAIN OR RETAIN HIGHLY QUALIFIED PERSONNEL COULD HARM ITS BUSINESS

The implementation of the Company's business plan and its continued success relies on key members of the management team and sales, marketing, and finance personnel. There is no guarantee that these employees will continue to work for the Company. In addition, there is no guarantee that the Company will be able to replace these employees with personnel of similar caliber, should they not be able to work, or decide not to work for the Company.

The loss of the services of executive officers or key employees could harm the Company's business. None of the Company's executive officers has a contract that guarantees employment. The Company does not maintain "key person" life insurance policies.

The Company's success also depends on its ability to attract, train and retain qualified personnel, specifically those with management and product development skills. In particular, the Company must hire additional skilled software engineers to further its research and development efforts. Competition for such personnel is intense. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of stock options they may receive in connection with their employment. If the Company does not succeed in attracting new personnel or retaining and motivating its current personnel, its business could be harmed.

  THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY MANAGE ITS GROWTH WHICH COULD HAVE A MATERIAL EFFECT ON ITS BUSINESS OPERATIONS.

The Company's ability to manage its growth depends in part upon its ability to develop and expand operating, management, information and financial systems, and production capacity, which may significantly increase its future operating expenses. No assurance can be given that it will grow in the future or that it will be able to effectively manage such growth. Its inability to manage its growth successfully could have a material adverse effect on its business, financial condition and results of operations.

The Company cannot successfully implement its business model if it fails to manage its growth. The Company has rapidly and significantly expanded its operations domestically and internationally and anticipates further expansion to take advantage of market opportunities. The Company has increased the number of its full-time employees from 6 on June 30, 1999, to 12 on June 30, 2000. If its growth continues, it will need to continue to improve its financial and managerial control and reporting systems and procedures.

  THE COMPANY MAY ENTER INTO NEW LINES OF BUSINESS WHICH INVESTORS ARE NOT GIVEN THE OPPORTUNITY TO EVALUATE

In the event of a business combination, acquisition, or change in shareholder control, the Company may enter into a new line of business which an investor did not anticipate and in which that investor may not want to participate. The Company may make investments in or acquire complementary products, technologies and businesses, or businesses completely unrelated to its current business plan. Similarly, an asset acquisition or business combination would likely include the issuance of a significant amount of the Company's common stock, which may result in a majority of the voting power being transferred to new investors. New investors may replace the Company's management. New management may decide not to continue to implement the Company's current business plan, and may decide to enter into a business completely unrelated to the current business plan which an investor did not anticipate and in which that investor may not want to participate. In such case, an investor could lose its entire investment on a business decision it did not get to evaluate at the time of investing in the Company.

  POTENTIAL BUSINESS COMBINATIONS COULD BE DIFFICULT TO INTEGRATE AND COULD DISRUPT BUSINESS OPERATIONS.

Any acquisition of or business combination with another company could disrupt the Company's ongoing business, distract management and employees and increase expenses. If the Company acquires another company, it could face difficulties in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for the Company. Acquisitions also involve the need for integration into existing administration, services, marketing, and support efforts. Any amortization of goodwill or other assets, or other charges resulting from the costs of these acquisitions, could limit the Company's profitability and decrease the value of its stock. In addition, the Company's liquidity and capital resources may be diminished prior to or as a result of the business combination and its capital may be further depleted by the operating losses, if any, of the business entity which the Company may eventually acquire.

  THE COMPANY COULD LOSE STRATEGIC RELATIONSHIPS THAT ARE ESSENTIAL TO ITS BUSINESS

The loss of current strategic relationships, the inability to find other strategic partners or the failure of the Company's existing relationships to achieve meaningful positive results for it could harm its business. The Company relies in part on strategic relationships to help it:

  maximize adoption of its products and services among retailers;
  expand the range of commercial activities based on its technology; and
  increase the performance and utility of its products and services.

Many of these goals are beyond the Company's traditional strengths. The Company anticipates that the efforts of its strategic partners will become more important as the Internet matures. For example, the Company may become more reliant on strategic partners to provide additional services, provide more secure and easy-to-use electronic commerce solutions and build the necessary infrastructure for business-to-business transactions. The Company may not be successful in forming strategic relationships. In addition, the efforts of the Company's strategic partners may be unsuccessful. Furthermore, these strategic relationships may be terminated before the Company realizes any benefit.

  THE COMPANY'S BUSINESS WILL SUFFER IF ITS SYSTEMS FAIL OR BECOME UNAVAILABLE.

A reduction in the performance, reliability and availability of the Company's Web-sites and network infrastructure will harm its ability to distribute its products and services to its users, as well as its reputation and ability to attract and retain users and customers. The Company's systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. The Company's systems are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. The Company's computer and communications infrastructure is located at its principal executive offices in Pasadena, California. The Company does not have fully redundant systems or a formal disaster recovery plan, and does not carry adequate business interruption insurance to compensate for losses that may occur from a system outage. The Company's electronic commerce and digital distribution activities are managed by sophisticated software and computer systems. The Company may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If the Company suffers sustained or repeated interruptions, its products, services and Web-sites could be less attractive to such entities or individuals and its business would be harmed.

A sudden and significant increase in traffic on the Company's Web-sites could strain the capacity of the software, hardware and telecommunications systems that it deploys or uses. This could lead to slower response times or system failures. The Company's operations also depend on receipt of timely feeds from its content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt its operations. The Company depends on Web browsers, ISPs and online service providers to provide Internet users access to its Web-sites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems. In addition, certain ISPs have temporarily interrupted the Company's Web-site operations in response to the heavy volume of e-mail transmission it generates and sends to its large user base. These types of interruptions could continue or increase in the future.

Investment Risks

  THE COMPANY'S COMMON STOCK HAS LIMITED LIQUIDITY.

At the present time, the Company's common stock is not listed on The Nasdaq Stock Market, Inc. or on any national exchange. Although dealer prices for the Company's Common Stock are listed on the Nasdaq Over-the-Counter Bulletin Board, trading has been limited since such quotations first appeared in July, 1999. The Company has applied to have its common stock approved for quotation on the Nasdaq SmallCap Market. The Company cannot assure you that it will be able to secure the listing, or that it will meet the requirements for continued listing on the Nasdaq SmallCap Market. Under Nasdaq rules, in order to maintain a listing on the Nasdaq SmallCap Market, a company must have, among other things, either $4,000,000 in net tangible assets, a market capitalization of $50,000,000 or more, or $750,000 net income in its last fiscal year or two of its last three fiscal years. In addition, the listed security must have a minimum bid price of $3.00 per share. Further, Nasdaq has the right to withdraw or terminate a listing on the Nasdaq SmallCap Market at any time and for any reason in its discretion. If the Company were unable to obtain or to maintain listing on the Nasdaq SmallCap Market quotations, if any, for "bid" and "asked" prices of the common stock would be quoted in the "pink sheets" published by the National Quotation Bureau, Inc. or on the Nasdaq Over-the-Counter Bulletin Board. In such event, an investor could find it more difficult to dispose of or to obtain accurate quotations of prices for the shares of the Company's common stock than would be the case if the shares of its common stock were quoted on the Nasdaq SmallCap Market.

Irrespective of whether or not shares of the Company's common stock are included in the Nasdaq system, the Company cannot assure you that the public market for shares of its common stock will become more active or liquid in the future. In that regard, prospective purchasers of the common stock should consider that this offering is being made without underwriting arrangements typically found in an initial public offering of securities. Such arrangements generally provide for the issuer of the securities to sell the securities to an underwriter which, in turn, sells the securities to its customers and other members of the public at a fixed offering price, with the result that the underwriter has a continuing interest in the market for such securities following the offering.

  THE QUOTED TRADING PRICE OF SHARES OF THE COMPANY'S COMMON STOCK COULD BE ADVERSELY AFFECTED BY THE POTENTIAL ENTRY INTO TRADING OF A SUBSTANTIAL NUMBER OF ADDITIONAL SHARES OF ITS COMMON STOCK

On June 30, 2000, the Company had 6,333,769 shares of common stock outstanding before the private placement. On June 30, 2000, the sale of an additional 1,255,900 of common shares at $4.878 per share were sold for gross cash proceeds of $6,126,336. At the close of business on June 30, 2000, the Company had 7,589,669 of common shares outstanding. This increase in common shares could have a negative impact on the market price for the shares of the Company's common stock.

In April 1999, 32 of the Company's shareholders, collectively controlling 5,173,000 of its 5,750,000 outstanding shares of common stock, entered into a lock-up agreement. The shareholders agreed to trading restrictions that depend on trading price. As the price climbs, so does the number of shares that are released from the lock-up agreement. Trading restrictions on all the shares currently under the lock-up agreement will be lifted after the two-week weighted-average trading price of the Company's common stock exceeds $30. Over time, blocks of shares will be released and add to the number of free-traded shares outstanding.

A portion of the Company's restricted securities are saleable under Rule 144, promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, upon the seller's compliance with the holding period, manner of sale and other conditions and limitations of that Rule. Rule 144 also requires that specified information concerning the Company must be available at the time any such sale is made. Since the Company has been subject to the reporting requirements of the Securities Exchange Act of 1934, its compliance with such rules also will satisfy Rule 144 "public information" requirements.

  FUTURE ISSUANCE OF STOCK BY THE COMPANY MAY HAVE A DILUTIVE EFFECT ON OWNERSHIP INTERESTS OF SHAREHOLDERS AND MAY NEGATIVELY IMPACT THE PRICE OF ITS STOCK.

Any additional issuances by the Company from its authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. Out of the 40,000,000 authorized common shares of the Company, 32,410,331, or 81%, remain unissued. The Board of Directors of the Company has the power to issue such shares without shareholder approval. None of the 10,000,000 authorized preferred shares of the Company are issued. There are outstanding warrants and options whose holders may acquire additional common shares. The Company fully intends to issue additional common shares or preferred shares in order to raise capital to fund its business operations and growth objectives.

An additional 4,245,652 shares have been reserved for issuance upon the exercise of outstanding options or warrants. Although the Company's Board of Directors has no present intention to do so, it has the authority, without action by the shareholders, to issue authorized and unissued shares of Common Stock or one or more series of Preferred Stock. Any outstanding series of the Company's Preferred Stock, if and when issued, could also have rights superior to shares of its Common Stock, particularly in regard to voting, the payment of dividends and upon liquidation of the Company.

The Company has signed an agreement to negotiate an Equity Line whereby it would have the right to issue shares of its common stock. Also it has issued a warrant to Factory 2-U Stores to purchase shares of common stock.

The issuance of new shares under the Equity Line and the Factory-2-U warrant could have a negative impact on the market price for the shares of the Company's common stock.

  THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS TO COMMON SHAREHOLDERS IN THE FORESEEABLE FUTURE, WHICH MAKES INVESTMENT IN THE COMPANY SPECULATIVE OR RISKY

The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The Board of Directors has sole authority to declare dividends payable to the Company's shareholders. The fact that the Company has not and does not plan to pay dividends indicates that the Company must use all of its funds generated by operations for reinvestment in its operating activities and also emphasizes that the Company may not continue as a going concern. Investors also must evaluate an investment in the Company solely on the basis of anticipated capital gains.

  POTENTIAL BUSINESS COMBINATIONS MAY DILUTE SHAREHOLDER VALUE.

If the Company is not successful in developing a viable market for its service, its management will spend a significant portion of the time it devotes to evaluating other business opportunities that may be available to the Company. In the event of a business combination, the ownership interests of holders of existing shares of the Company's stock will be diluted. Due to its limited financial resources, the only way the Company will be able to diversify its activities, should its business plan prove to be impractical, would be to enter into a business combination.

Any asset acquisition or business combination would likely include the issuance of a significant amount of the Company's common stock, which would dilute the ownership interest of holders of existing shares, and may result in a majority of the voting power being transferred to new investors. Depending on the nature of the transaction, the Company's shareholders may not have an opportunity to vote on whether to approve it. For example, the Company's board of directors may decide to issue a significant amount of stock to effect a share exchange with another company. Such a transaction does not require shareholder approval, but the Company's officers and directors must exercise their powers in good faith and with a view to the interests of the corporation.

  THE COMPANY MAY NEED ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE, OR WHICH MAY DILUTE THE OWNERSHIP INTERESTS OF INVESTORS

The Company's ultimate success will depend on its ability to raise additional capital. No commitments to provide additional funds have been made by management or other shareholders. The Company has not investigated the availability, source or terms that might govern the acquisition of additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations would be severely limited, and it would be unable to implement its business plan.

  THE BOARD OF DIRECTORS' AUTHORITY TO SET RIGHTS AND PREFERENCES OF PREFERRED STOCK MAY PREVENT A CHANGE IN CONTROL BY SHAREHOLDERS OF THE COMPANY'S COMMON STOCK.

Preferred shares may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company determines by resolution and without shareholder approval. This is an anti-takeover measure. The Board of Directors has exclusive discretion to issue preferred stock with rights that may trump those of common stock. The Board of Directors could use an issuance of Preferred Stock with dilutive or voting preferences to delay, defer or prevent common shareholders from initiating a change in control of the Company or reduce the rights of common shareholders to the net assets upon dissolution. Preferred stock issuances may also discourage takeover attempts that may offer premiums to holders of the Company's common stock.

  SHAREHOLDERS DO NOT HAVE THE AUTHORITY TO CALL A SPECIAL MEETING THEREBY DISCOURAGING TAKEOVER ATTEMPTS

Pursuant to the Company's by-laws, only the Board of Directors, the Chairman of the Board or the President of the Company have the power to call a special meeting of the shareholders thereby limiting the ability of shareholders to effect a change in control of the Company.

  REQUIREMENTS OF THE SEC WITH REGARD TO LOW-PRICED "PENNY STOCK" SECURITIES MAY ADVERSELY AFFECT THE ABILITY OF SHAREHOLDERS TO SELL THEIR STOCK IN THE SECONDARY MARKET

"Penny stocks" are low-priced, and usually highly speculative, stock selling at less than $5.00 per share. The Company's securities are subject to Rule 15g-9 under the 1934 Act, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of shareholders to sell their stock in the secondary market.

  LIMITED LIABILITY OF EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM

The Company's articles of incorporation and by-laws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder's investment in the Company may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by the Company pursuant to the indemnification provisions of the articles of incorporation and by-laws. The impact on a shareholder's investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against one of the Company's officers or directors.

Item 2. Description of Property

The Company leases its corporate headquarters located at 600 S. Lake Ave., Suite 405, Pasadena, CA 91106. Telephone number (626) 793-5000. The lease commenced on October 1, 1999, and expires on October 30, 2002, with an option to renew for 3-year period. The Company currently leases approximately 1,956 square feet at an average monthly rent of approximately $3,520.

The Company is expanding its principal offices and has signed a lease for approximately 2,000 additional square feet. This lease provides for a gross rent of $3,604 per month and will expire October 30, 2002. The total average rent for the entire 4,000 square feet of space will be $7,124. The Company believes that these facilities will be suitable for the operation of its business for the foreseeable future. The facilities are adequately insured against perils commonly covered by business insurance policies.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol "CMEE." The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock as quoted by various market makers for the period of July 1, 1999 through June 30, 2000.

July 1, 1998 through June 30, 1999: Not publicly traded
July 1, 1999 to June 30, 2000:	High*	Low*
First Quarter	$11.00	$2.50
Second Quarter	$8.00	$2.125
Third Quarter	$20.00	$7.00
Fourth Quarter	$9.00	$3.50
*The pricing information was provided by CNBC.com

On August 15, 2000, the Company's common stock was held by approximately 562 shareholders of record or through nominee or street name accounts with brokers.

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings on the continued development and operation of its business. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

In June, 2000, the Company completed a private placement offering of 1,255,900 shares of its Common Stock at an offering price of $4.878 per share. Gross proceeds from the offering were $6,126,336. This offering was made pursuant to an exemption from the registration requirement under the Securities Act of 1933, as amended (the "Act"). The exemption relied upon was either Rule 506 of Regulation D or Regulation S of the Act. The Company limited the manner of the offering and provided all of the investors with an offering memorandum.

In June, 2000, the Company also issued 838,119 warrants to Factory 2-U Stores, Inc. to purchase Common Stock at $4.878 per share with an exercise period of 5 years. This offering was made pursuant to an exemption from the registration requirement under the Act. The exemption relied upon was Rule 506 of Regulation D of the Act.

Listing on the Nasdaq SmallCap Market

The Company delivered an application for listing on the Nasdaq SmallCap Market under the trading symbol "CMEE" on July 17, 2000. The application is under review by Nasdaq.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes there to included elsewhere in the annual report for the fiscal year ended June 30, 2000. This annual report contains certain forward-looking statements, (see certain factors that may affect future results) and the Company's future operating results could differ materially from those discussed herein.

Introduction

The Company was formed in July, 1996, to develop, establish, and market Web-based E-commerce solutions for retailers and their supply chains. The business strategy of the Company is focused on establishing collaborative relationships with U.S.-based retailers wherein the Company will provide the retailer with an ISN in return for their assistance in marketing the ISN to their supply chains vendors. After establishing ISNs for these collaborative retail partners, the Company intends to use the Internet's near-global accessibility to expand these retailers' supply chains to foreign producing countries, primarily in the Pacific Rim.

To date, the Company's primary activities have involved developing its VTS and ISN software and database, organizing its sales force, and marketing its VTS and ISN. Research and development costs are expensed as incurred. Selling expenses consist primarily of salaries, commissions, and administrative costs associated with the Company's payroll and marketing personnel. General and administrative expenses include the costs of consultants and other administrative functions of the Company.

Financial Condition and Results of Operations

Fiscal year ended June 30, 2000, compared to year ended June 30, 1999

The following discussion sets forth information for the twelve months ended June 30, 2000, compared with the twelve months ended June 30, 1999. This information has been derived from audited financial statements of the Company contained elsewhere in this Form 10-KSB.

Subscriber fees increased $7,720 (16%) to $55,530 in the year ended June 30, 2000 from $47,810 in the prior year. In addition, the Company sold its operating software to three individual foreign joint ventures, each located in separate marketing regions, for a total of $590,000. Revenue from the sale of operating software excludes the portion treated as return of investment in each respective joint venture. Each sale of operating software is a one-time source of revenue.

Cost of revenue increased $124,668 (115%) to $232,492 in the year ended June 30, 2000 from $107,824 in the prior year. The increase was due mainly to an increase in internal personnel and consultants to maintain and improve the Company's operating systems.

General and administrative expenses increased $390,073 (60%) to $1,042,205 in the year ended June 30, 2000 from $652,132 in the prior year. The increase of $390,073 was due mainly to the following: approximately $166,500 of compensation expense as a result of adding a new President and a new Chief Operating Officer to the management of the Company; approximately $133,500 of external professional services; approximately $65,000 of travel and lodging expenses, primarily to establish foreign joint ventures; and approximately $25,000 of moving expenses and office supplies, as the Company relocated to its new location in Pasadena, California.

During the fiscal year ended June 30, 2000 the Company granted 105,000 and 1,655,315 stock options, under the 1996 and 1999 Stock Option Plans, respectively. In accordance with APB No. 25 and SFAS 123, the Company recognized stock-based compensation expense of $2,122,631. The notes to the financial statements, specifically, Note 6 and 7 describe in detail the accounting required under generally accepted accounting practices.

Interest income increased $80,713 (464%) to $98,205 in the year ended June 30, 2000 from $17,492 in the prior year. The increase was mainly due to cash investments in long-term certificates of deposit, as a result of the Company's initial public offering in July 1999. In addition, the Company recognized $74,573 loss from investment in C-ME.com Taiwan, under the equity method of accounting.

Net loss per share increased $0.32 (267%) to $0.44 per share in the year ended June 30, 2000 from $0.12 in the prior year. The increase in the loss per share is mainly due to the recognition of non-cash stock-based compensation expense, which accounted for $0.34 per share.

Fiscal year ended June 30, 1999 compared to year ended June 30, 1998

The following discussion sets forth information for the twelve months ended June 30, 1999, compared with the twelve months ended June 30, 1998. This information has been derived from audited financial statements of the Company contained elsewhere in the annual report.

For the twelve months ended June 30, 1999, the Company had revenues totaling $47,810, representing a decrease of $17,912 from the same period a year ago, due to the Company's shift in focus from marketing its services to the Initial Public Offering's process resulting in a decline in fees received from the users of the Company's VTS, ISN and Web design services. The Company's operating expenses for the twelve months ended June 30, 1999, totaling $759,956, consisted of $107,824 for the cost of revenue and $652,132 for general administration and selling expenses, representing an increase of $107,427 from the twelve months ended June 30, 1998 due to approximately $250,000 expenses related to the IPO process. Consequently, the Company experienced a net loss of $695,454 for the fiscal year ended June 30, 1999 compared to a net loss of $571,360 for 1998.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company has adopted FIN 44 in accounting for the stock options granted during the year ended June 30, 2000.

In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000.

Status of Operations

The Company's current business model focuses on the retailer and forming strategic retail relationships. In addition, the Company is aggressively pursuing the establishment of international sourcing offices. This international expansion will help complement the strategic retailer relationships that the Company anticipates attracting through the execution of its business model. The Company plans to utilize the marketing power of its retail partners to attract vendors worldwide.

Liquidity and Capital Resources

The Company's working capital increased from $1,966,950 as of June 30, 1999 to $6,724,581 as of June 30, 2000, primarily due to the successful private placement of the Company's common stock during June of 2000. However, the Company committed to invest $400,000 and $1 million to E-SEA and GP.com as of June 30, 2000. During the past twelve months, the Company had average monthly general and administrative expenses (excluding non-cash compensation expenses) of approximately $90,000 as compared to $55,000 in 1999. With working capital of approximately $6.7 million and an average monthly expense of approximately $90,000, the Company believes it has a high level of liquidity.

On June 30, 2000, the Company closed a private placement offering which secured equity funding of more than $6.1 million. The Company sold 1,255,900 shares of common stock at $4.878 per share in connection with this transaction. The consideration for the common stock consisted only of cash. No warrants were issued. Cash proceeds from the offering will be used for general corporate purposes.

The Company believes it has sufficient cash to operate its business over the next 12 months. Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either debt or equity, to augment future growth of the business.

The Company plans over the next two to five years to utilize a combination of internally generated funds from operations, potential debt and / or equity financings to fund its longer-term growth. The availability of future financings will depend on market conditions.

On January 12, 2000, the Company entered into a revolving line of credit agreement with a commercial bank for up to $600,000. Borrowing under this line of credit bears interest at 6.56% per annum and secured by a $700,000 time certificate of deposit at the bank. The line of credit will expire on January 2, 2001. During the year ended June 30, 2000, the Company borrowed $299,834 and paid the full amount in April 2000.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-KSB) may contain statements, which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, potential transactions and other risk factors detailed in this Annual Report of Form 10-KSB and in the Company's other Securities and Exchange Commission filings.

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

Item 7. Financial Statements

Financial statements and supplementary data are set forth on pages F-1 thru F-19.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by this item is included under the caption entitled "Election of Directors" and "Information Concerning Directors and Executive Officers" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days from June 30, 2000, and is incorporated herein by reference.

Item 10. Executive Compensation

The information required by this item is included under the caption entitled "Executive Compensation" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days from June 30, 2000, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days from June 30, 2000, and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days from June 30, 2000, and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

Exhibit Index

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1**	Lock-Up Agreement
4.2	Specimen Stock Certificate for Shares of Common Stock of the Company
4.3*	Warrant expiring October 15, 2002 issued by the Company to Burlington Coat Factory Warehouse Corporation on October 15, 1997
4.4	Warrant expiring February 10, 2004 issued by the Company to Imperial Bank on February 10, 1999
4.5***	Warrant expiring May 25, 2005 issued by the Company to Factory 2-U on May 25, 2000
10.1*	Lease of registrant's facilities
10.2*	Participation Agreement with Burlington Coat Factory Warehouse Corporation
10.3*	Contract with Family Bargain Corporation
10.4*	Employment contract with David Rau
10.5*	Escrow Agreement with Union Bank of California
10.6*	1996 World Wide Magic Net, Inc. Stock Option Plan
10.7	Employment contract with John F. Busey
10.8	Employment contract with Serena Kokjer-Greening
10.9	1999 Stock Option Plan
10.10	Software Sales Agreement to Global Purchasing Dotcom
10.11	Software Sales Agreement to eSEA Co., LTD
10.12	Software Sales Agreement to C-ME.com Taiwan
10.13	Joint Venture Agreement with Good Support International, Limited
10.14	Joint Venture Agreement with Vickem Patana Co., Ltd.
10.15	Joint Venture Agreement with Abest Tech Company, Ltd.
10.16	Factory 2-U Stores, Inc. - Joint Marketing and Cooperation Agreement
10.17	Retex Master Purchase Agreement
10.18	Individual Agreement - (IMA) Retex
16.1****	Letter from KPMG LLP
23.1	Consent of BDO Seidman LLP, Independent Certified Public Accountants
27.1	Financial Data Schedule

* Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Amendment No. 5 on May 6, 1999, and incorporated herein by this reference.

** Filed on January 27, 2000 as an Exhibit to a report by the Company on a Form 8-A dated January 27, 2000.

*** Filed on July 18, 2000, as an Exhibit to a report by the Company on a Form 8-K dated June 30, 2000.

**** Filed on October 1, 1999, as an Exhibit to a report by the Company on a Form 8-K dated June 30, 1999.

Report on Form 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 2000.

On February 10, 2000, the Company filed a form 8-K to report that on February 4, 2000, the Company's board of directors voted to expand the board of directors to six and elected Philip Hawley as director at that point in time. In addition, on December 21, 1999, the Company signed an agreement forming a joint venture corporation with Abest Technology Company, Ltd. This partnership establishes a joint venture corporation in Taiwan under the name C-ME.com/Taiwan. Under the agreement, C-ME.com/Taiwan will expand Cyber Merchants Exchange's Internet Sourcing Network into Taiwan by opening merchandise-sourcing offices in Taipei, Taichung City, and Kaohsiung. These cities were chosen for their proximity to major manufacturing centers.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER MERCHANTS EXCHANGE, INC.

By: /s/ John F. Busey
John F. Busey
President

Date: September 28, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Frank S. Yuan Frank S. Yuan Chief Executive Officer	Date: September 28, 2000
By: /s/ John F. Busey John F. Busey President, Director	Date: September 28, 2000
By: /s/ Howard Moore Howard Moore Vice Chairman	Date: September 28, 2000
By: /s/ Philip M. Hawley Philip M. Hawley Director	Date: September 28, 2000
By: /s/ Charles Rice Charles Rice Director	Date: September 28, 2000
By: /s/ Deborah Shamaley Deborah Shamaley Director	Date: September 28, 2000

Index to Financial Statements

Independent Certified Public Accountants Report of BDO, Seidman LLP

Balance Sheets as at June 30, 2000 and 1999

Statements of Operations for the years ended June 30, 2000 and 1999

Statements of Stockholders Equity for the years ended June 30, 2000 and 1999

Statements of Cash Flows for the years ended June 30, 2000 and 1999

Notes to Financial Statements (audited)

Report on Audited Financial Statements
For the Years Ended June 30, 1999 and 2000

Report of Independent Certified Public Accountant

The Board of Directors
Cyber Merchants Exchange, Inc.
d.b.a.C-ME.com

We have audited the accompanying balance sheets of Cyber Merchants Exchange, Inc. (the Company), d.b.a. C-ME.com, as of June 30, 1999 and 2000 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Merchants Exchange, Inc., d.b.a. C-ME.com, as of June 30, 1999 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Los Angeles, California
September 5, 2000

BALANCE SHEETS

	June 30,
	1999	2000

Assets Current assets
- Cash and cash equivalents (Note 4)	$ 595,265	$ 1,274,395
- Certificates of deposit (Note 4 and 8)	1,500,200	3,900,000
- Stock subscription receivable (Note 6)	96,984	1,481,240
- Accounts receivable, net of allowance for doubtful accounts of $5,990 and $4,640 as of December 31, 1999 and 2000, respectively	8,150	54,693
- Accounts receivable - related parties (Note 4)	-	700,000
- Prepaid expenses	-	5,367

Total current assets	2,200,599	7,415,695
Furniture, fixtures and equipment, net (Note 2)	38,540	63,937
Investments in overseas joint ventures and ABNet, net (Notes 3 and 4)	-	815,427
Other assets	3,143	3,619

Total assets	$ 2,242,282	$ 8,298,678
Liabilities and Stockholders' Equity Current liabilities:
- Accrued expenses	$ 230,139	691,114
- Deferred revenue	3,510	-

Total current liabilities	233,649	691,114
Commitments and contingency (Note 9) Shareholders' equity (Notes 6 and 7):
Common stock, no par value; 40,000,000 shares authorized; 6,003,170 shares and 7,589,669 shares issued and outstanding at June 30, 1999 and 2000, respectively	3,169,034	8,550,777
- Additional paid-in capital	30,000	3,332,827
- Common stock subscribed	664,024	1,481,240
- Unearned stock compensation	-	(1,180,196)
- Accumulated deficit	(1,854,425)	(4,577,084)

Total shareholders' equity	2,008,633	7,607,564

Total liabilities and shareholders' equity	$ 2,242,282	$ 8,298,678

See accompanying notes to financial statements. STATEMENT OF OPERATIONS
	Year ended June 30,
	1999	2000

Revenues - subscribers' fees	$ 47,810	$ 55,530
- Software sales - related party (Note 4)	-	590,000

Total revenues	47,810	645,530
Cost of revenues	107,824	232,492

Gross profit (loss)	(60,014)	413,038

Operating expenses:
- General and administrative expenses	652,132	1,042,205
- Stock-based compensation (Notes 6 and 7)	-	2,122,631

Total operating expenses	652,132	3,164,836

Operating loss	(712,146)	(2,751,798)
Other income (expenses):
- Interest income, net	17,492	98,205
- Loss on investment in C-ME.com Taiwan	-	(74,573)
- Other	-	7,222

Loss before income taxes	(694,654)	(2,720,944)
Income taxes (Note 5)	800	1,715

Net loss	$ (695,454)	$ (2,722,659)

Basic and diluted net loss per share (Note 1)	$ (0.12)	$ (0.44)

Weighted-average number of common shares outstanding	5,793,889	6,228,249

See accompanying notes to financial statements. STATEMENT OF SHAREHOLDERS' EQUITY YEARS ENDED JUNE 30, 1999 AND 2000

	Common Stock		Additional Paid-In Capital	Common Stock Subscribed	Unearned Stock-Based Compensation	Accumulated Deficit	Net Shareholders' Equity

	Shares	Amount

Balance, June 30, 1998	5,750,000	$ 1,550,000	$ 30,000	$ -	$ -	$ (1,158,971)	$ 421,029
Issuance of common stock	253,170	1,619,034	-	-	-	-	1,619,034
Net loss	-	-	-	-	-	(695,454)	(695,454)

Balance, June 30, 1999	6,003,170	3,169,034	30,000	664,024	-	(1,854,425)	2,008,633
Proceeds from stock subscribed	83,003	664,024	-	(664,024)	-	-	-
Issuance of common stock	111,000	999,980	-	-	-	-	999,980
Private placement	1,255,900	3,711,719	-	1,475,240	-	-	5,186,959
Options exercised with cash proceeds	105,000	6,020	-	6,000	-	-	12,020
Options exercised without cash proceeds	31,596	-	265,102	-	-	-	265,102
Compensation cost for options granted under the 1996 Option Plan	-	-	275,800	-	-	-	275,800
Compensation cost for options granted under the 1999 Option Plan	-	-	2,077,187	-	-	-	2,077,187
Compensation for warrants granted	-	-	684,738	-	-	-	684,738
Unearned stock-based compensation	-	-	-	-	(1,180,196)	-	(1,180,196)
Net loss	-	-	-	-	-	(2,722,659)	(2,722,659)

Balance, June 30, 2000	7,589,669	$ 8,550,777	$ 3,332,827	$ 1,481,240	$ (1,180,196)	$ (4,577,084)	$ 7,607,564

See accompanying notes to financial statements. STATEMENT OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalent

	Year Ended June 30,
	1999	2000
Cash flows from operating activities:
- Net loss - Adjustments to reconcile net loss to net cash used in operating activities:	$ (695,454)	$ (2,722,659)
-- Depreciation and amortization	40,281	36,545
-- Loss on investment in Taiwan	-	74,573
-- Provision for doubtful accounts	2,390	7,803
-- Compensation cost for options granted (Note 7)	-	1,172,791
-- Compensation cost for warrants granted (Note 7)	-	684,738
-- Compensation cost for options exercised without cash proceeds (Note 6)	-	265,102
-- Changes in assets and liabilities:
--- Accounts receivable	(3,063)	(54,346)
-- Accounts receivable - related party (Note 4)	-	(390,000)
-- Prepaids	-	(5,367)
--- Other assets	1,419	(476)
--- Accounts payable and accrued expenses	182,637	460,975
--- Deferred revenue	(455)	(3,510)

Net cash used in operating activities	(472,245)	(463,831)
Cash flows from investing activities:
- Investment in certificates of deposit	(1,500,200)	(2,399,800)
- Investment in ABNet	-	(1,000,000)
- Proceeds from maturity of certificates of deposit	300,000	-
- Investment in C-ME.com Taiwan	-	(300,000)
- Purchase of office equipment	-	(61,942)
- Return of investment in C-ME.com Taiwan	-	90,000
- Proceeds received from note receivable	-	-

Net cash provided by (used in) investing activities	(1,200,200)	(3,671,742)
Cash flows from financing activities:
- Proceeds from borrowings under line of credit	275,000	299,834
- Repayments of borrowings under line of credit	(275,000)	(299,834)
- Proceeds received from stock subscribed	567,040	96,984
- Proceeds from issuance of common stock	1,619,034	999,980
- Proceeds from private placement	-	3,711,719
- Proceeds from options exercised	-	6,020

Net cash provided by financing activities	2,186,074	4,814,703

Net increase in cash and cash equivalents	513,629	679,130
Cash and cash equivalents, beginning of year	81,636	595,265

Cash and cash equivalents, end of year	$ 595,265	$ 1,274,395
Supplemental disclosure of cash flow information: - Cash paid during the year for:
-- Interest	$ 2,871	$ 4,187
-- Income taxes	800	800

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cyber Merchants Exchange (the Company), d.b.a. C-ME.com, was established under the law of State of California in July 1996 and formerly known as World Wide Magic Net, Inc.

The Company is engaged in developing and marketing Internet based business-to-business e-commerce network services to the retailers and their worldwide vendors. The Company provides a private extranet sourcing network whereby a retailer can go on-line, review vendors' product information, and make purchases through the network developed and maintained by the Company. A vendor pays a one-time setup fee and a monthly subscription fee, through the network, to display its products and receive real time responses, inquires, and orders from these retailers. Retailers pays a commission on merchandise purchased from overseas through the Company's system.

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

The Company recognized revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", ("SOP 97-2"). In accordance with SOP 97-2, the Company recognizes revenue on sales of internally-developed software systems when the following criteria are met; (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and the system is functionable, (iii) the fee is fixed or determinable and (iv) collectibility is probable. Also in accordance with SOP 97-2, the Company defers all revenue from an arrangement until such evidence does exist or until all elements have been delivered. Revenues related to installation of systems requiring substantial future performance by the Company are recognized using the p ercentage-of-completion method based on meeting key milestone events over the terms of the contract.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash and cash equivalents.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash, certificates of deposit, accounts receivable, and accounts payable approximate fair value due to their short maturity.

Investment in Overseas Joint Ventures and Abnet

Investments in overseas joint ventures are accounted for under the equity method. Investment in Abnet is accounted for under the cost method and valued at the lower of cost or net realizable value.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the amortized useful lives or lease term.

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in statement of operations.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and investment in equity securities of ABNet, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.

Income Taxes

The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts and the valuation allowance for deferred income assets. Actual results could differ from those estimates.

Stock-based Compensation

Statements of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1999. SFAS 123 also encourages, but does not require companies to record compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Earnings (Loss) Per Share

Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Basic earnings per share excludes any diluted effects of options, warrants, and convertible securities. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, such as options, warrants and other convertible securities. As the Company suffered losses for the years ended June 30, 1999 and 2000, the basic loss per share and diluted loss per share are identical.

Current Vulnerability Due to Certain Concentrations

Certain financial instruments, principally trade receivables, potentially subject the Company to credit risk. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains an allowance for doubtful receivable and sales returns based upon factors surrounding the credit risk of specific customers, historical trends and the Company's estimate of future product returns.

The Company invested $2,830,000, $500,000, $1,200,000, and $300,000 in certificates of deposit at four different banks, respectively, as of June 30, 2000. These certificates mature from six months to 20 months. The amount invested at each bank exceeded the FDIC insurance coverage limit ($100,000).

Reclassification

Certain reclassifications have been made to conform the prior year's with the current year's presentation.

New Accounting Standards not Adopted Yet

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company has adopted FIN 44 in accounting for the stock options granted during the year ended June 30, 2000.

In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company is in the process of evaluating the effect of adoption on its financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT A summary of property and equipment at cost is as follows:
	June 30,
	1999	2000

Leasehold improvements	$ 4,351	$ 7,261
Furniture and fixtures	20,844	20,953
Computer equipment and software	98,579	156,710
Office equipment	16,270	17,065

	140,044	201,989
Less accumulated depreciation and amortization	(101,504)	(138,052)

	$ 38,540	$ 63,937

Depreciation expense was $40,281 and $36,545 for the years ended June 30, 1999 and 2000, respectively.

NOTE 3 - INVESTMENT IN OVERSEAS JOINT VENTURES AND ABNET

The following table presents the investment in respective entities.

		June 30, 2000
Investments in C-ME.com Taiwan		$135,427
Investments in E-SEA		280,000
Investments in GP.com		800,000
Investments in ABNet		1,000,000
Investments committed		(1,400,000)
Net		$815,427

On December 22, 1999, the Company entered into an agreement with Abest Tech Company, Ltd. d.b.a. ABNet.tw (ABNet), to form a joint venture in Taiwan named C-ME.com Taiwan to facilitate the buying and selling activities between U.S.-based retailers and Taiwan-based exporters through the Company's web-based communication system. The Company invested $300,000 for a 30% interest in February 2000 and accounts for this investment under the equity method. During the year ended June 30, 2000, the Company recognized software sales revenue of approximately $210,000 and a return of $90,000 on the investment. As of June 30, 2000, the Company recognized an investment loss from this Taiwan joint venture of $74,573.

On March 11, 2000, the Company entered into an agreement with Vickem Patana Co., Ltd., a Thailand Corporation, to form a joint venture named E-SouthEast Asia, Inc. (E-SEA) a Delaware Corporation which will use the Company's proprietary web-based communication system to facilitate the front-end merchandise sourcing. By using the Company's proprietary web-based communication system, retailers will be able to communicate with vendors, conduct negotiations, and facilitate sourcing directly from manufacturers and exporters from Thailand, Philippines, Vietnam, Burma, Laos, and Cambodia and for such vendors to have guaranteed access and continuous electronic feedback directly from the retailers. The Company invested $400,000 for a 40% equity interest subsequent to June 30, 2000. (See Note 4.)

On March 25, 2000, the Company entered into an agreement with Good Support International Limited, a British Virgin Islands Company, to form a joint venture named Global Purchasing Dotcom, Inc. (GP.com), a Washington Company, which will focus on implementing several targeted businesses in China's e-commerce market. These areas are as follows: 1) aggregate Chinese vendor product information to retailers globally through the use of C-ME.com's proprietary web-based software; 2) provide Chinese domestic retailers with a direct purchasing channel to foreign vendors; 3) provide business-to-business procurement and fulfillment services to Chinese retailers; and 4) provide premium web design and hosting services. The Company invested $1 million for a 50% equity interest subsequent to June 30, 2000. (See Note 4.)

On February 10, 2000 the Company invested $1 million in Abest Tech Company, Ltd. for 1,500,000 shares of its common stock for 15% of the equity interest. The Company accounts for this investment under the cost method. During the fourth quarter, the Company made an adjustment to adjust the investment to cost.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company maintains a certain banking relationship, such as checking, money market, certificates of deposit accounts, with a bank of which the Company's Chairman and CEO is a founder and a shareholder. As of June 30, 1999, the Company had cash and cash equivalent balance of $570,209 and certificates of deposit of $300,000 at this bank. As of June 30, 2000, the Company had cash and cash equivalents of approximately $26,000 and certificates of deposit of $100,000 at the bank. Management believes that the Bank offers competitive interest and services.

Software Sales

The Company sold its proprietary Linux-based sourcing software to C-ME.com Taiwan for $300,000 based upon the decision of management of C-ME.com Taiwan. As a reflection of the Company's 30% ownership in C-ME.com Taiwan, the Company recognized revenue of $210,000 and a return of $90,000 on investment in C-ME.com Taiwan. The Company collected the full amount of $300,000 prior to June 30, 2000.

The Company sold its proprietary web-based turnkey software to E-SouthEast Asia, Inc. (E-SEA) for $300,000 based upon the decision of management of E-SEA. As a reflection of the Company's 40% ownership in E-SEA, the Company recognized revenue of $180,000 and a return of $120,000 on investment in ESEA. The Company collected its account receivable subsequent to June 30, 2000.

The Company sold its proprietary web-based turnkey software to Global Purchasing Dotcom, Inc. (GP.com) for $400,000 based upon the decision of management of GP.com. As a reflection of the Company's 50% ownership in GP.com, the Company recognized revenue of $200,000 and a return of $200,000 on investment in GP.com. The Company collected its account receivable subsequent to June 30, 2000.

NOTE 5 - INCOME TAXES

Income tax expense is comprised of the minimum state franchise tax. The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. Federal statutory rate of 34% is due to a valuation allowance for any benefit from net operating losses.

The Company has gross deferred tax assets of $753,000 and $1,026,000 at June 30, 1999 and 2000, respectively, relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, management does not believe it is more likely than not the Company will realize the benefits of these differences at June 30, 1999 and 2000. As such, management has recorded a valuation allowance for the full amount of deferred tax assets at June 30, 1999 and 2000.

At June 30, 2000, the Company has available net operating losses of approximately $2,572,000 and $1,285,000 for Federal and California state income tax purposes, respectively, to offset future taxable income, if any, and expire at various dates through the year 2015 for federal income tax purpose and through the year 2005 for California state income tax purpose. However, the utilization of net operating losses may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

NOTE 6 - SHAREHOLDERS' EQUITY

The Fiscal Year of 1999

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

In conjunction with its initial public offering the Company offered 7% commission to all broker-dealers based on securities they sold. The Company's Chairman and CEO sold certain securities of the Company and received commission in the amount of $41,934 based on the same commission percentage.

The Company has authorized 10,000,000 preferred shares, none have been issued as of June 30, 2000.

The Fiscal Year of 2000

On February 9, 2000, the Board of Directors of the Company authorized the issuance of 111,000 shares of its restricted common stock at $9.01 per share to raise $1 million for business development purposes. The cash proceeds of this issuance were $999,980, netting wire expense of $20.

In May 2000 the Company conducted a private placement to issue 1,255,900 shares of its common stock at $4.878 per share. The private placement was closed at June 30, 2000 with the net proceeds of $5,186,959, netting issuing expenses of $939,377. Among the net proceeds, $1,481,240 was received subsequent to June 30, 2000.

During the fiscal year ended June 30, 2000, a total of 105,000 options under the Company's 1996 stock option plan had been exercised. The Company received proceeds of $12,020, of which $6,000 was received subsequent to June 30, 2000, and issued 105,000 shares of its common stock accordingly.

The Company adopted a cashless policy that allows the stock option holders to exercise their options without paying any cash. During the year ended June 30, 2000 the Company issued a total of 31,596 shares of its common stock, canceled 8,664 options, and recognized additional stock compensation expense of $265,102.

NOTE 7 - STOCK OPTIONS AND WARRANTS

The 1996 Stock Option Plan

The Company's 1996 stock option plan (the Plan) provides for granting of stock options to employees, and non-employee directors. The Company has reserved 250,000 shares of common stock for issuance under the Plan. The terms and conditions of grants of stock options are determined by the Board of Directors. Generally, one-half of the granted option is exercisable after the employee's first year of employment. The remaining option is exercisable after the end of the employee's third year of employment. The option granted will expire within three months after termination of employment.

During the year ended June 30, 1999, the Company granted 15,000 options under 1996 Plan to a non-employee director at exercise price of $0.40 per share. During the year ended June 30, 2000, the Company granted 70,000 options under the 1996 Plan to all directors for their service for the year ended June 30, 1999 and 35,000 options to four employees as incentive at exercise price of $0.40 per share. The Company recognized a total stock compensation expense of $275,800, among which $91,000 was related to employees and $184,800 was related to non-employees.

The 1999 Stock Option Plan

The Company's 1999 stock option plan (the Plan) provides for granting of stock options to employees, officers, directors, and other entities who have made contributions to the Company. The Company has reserved 2,000,000 shares of common stock for issuance under the Plan. The Board of Directors determines the terms and conditions of granting stock options. Generally, the vesting period is two years allocating as follows: the first 25% of options granted is exercisable after the first six months of employment, then 4.16% is vested each month thereafter. The Plan provides for the useful life of the options granted to be 10 years starting from the granting date. The options granted will be expired within one month after the termination of employment.

During the year ended June 30, 2000, the Company granted a total of 1,655,315 options to employees, directors, officers, consultants, attorneys, finders, and outside sales representatives. The exercise prices of options granted vary and range from $3.25 to $13.12. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. As a result, the Company recognized a total stock compensation expense of $2,077,187 among which $1,258,214 was related to employees and $818, 973 were related to non-employees.

The stock compensation expenses recognized will be amortized over a period of two year based on the respective vesting terms. In the year ended June 30, 2000, the total stock compensation expenses included in the net loss for both 1996 plan and 1999 plan were $1,172,791.

A summary of changes in stock options during each year is presented below:

	June 30,
	1999		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
1996 Stock Option Plan
Balance outstanding at beginning of year	155,000	$0.21	120,000	$0.15
Options granted	15,000	0.40	105,000	0.40
Options cancelled	-	-	(648)	0.40
Options exercised	-	-	(119,352)	0.20
Options terminated	(50,000)	0.40	(15,000)	0.40
Options at end of year	120,000	0.15	90,000	0.40
Options exercisable at end of year	120,000	0.15	90,000	0.40
Weighted-average fair value of options granted during the year		0.40		2.64
1999 Stock Option Plan
Options outstanding at beginning of year	-	$-	-	$-
Options granted	-	-	1,655,315	4.33
Options cancelled	-	-	(8,016)	3.36
Options excercised	-	-	(17,244)	3.36
Options terminated	-	-	(27,248)	3.69
Options at end of year	-	$-	1,602,807	$4.33
Options exercisable at end of year	-	$-	769,470	$7.01
Weighted-average fair value of options granted during the year	-	$-		$1.90
The following table summarizes information about the stock options outstanding at June 30, 2000:
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at 6/30/00	Weighted Average Remaining Contractual Life	Weighted Exercise Price	Number Exercisable at 6/30/00	Weighted Average Exercise Price
$0.40	90,000	9.32 years	$0.40	90,000	$0.40
$3.00 to $3.50	1,113,992	9.28 years	3.25	504,072	3.26
$4.00 to $13.12	488,815	9.54 years	6.86	265,398	6.44
$0.40 to $13.12	1,692,807	9.36 years	$4.14	859,470	$3.94

The fair value of the stock options granted during the years ended June 30, 1999 and 2000 was $0 and $3,426,343, respectively, on the date of grant using the Black Scholes option-pricing model. The pricing assumptions used were as follows:

Year Ended June 30, 2000
Discount rate - bond yield rate	5.66 to 6.89
Volatility	16.94 to 17.29
Expected life	2-5
Expected dividend yield	-

The Company applies APB Opinion No. 25 in accounting for its Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below:

June 30, 2000
Net loss attributable to Common Stock - as reported	$(2,722,659)
Net loss attributable to Common Stock - pro forma	$(3,257,648)
Net loss per share - as reported	$(0.44)
Net loss per share as pro forma	$(0.52)

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

On February 10, 1999, the Company issued 20,000 common stock warrant, subject to certain conditions and restrictions as defined in the warrant agreement, at $8.00 per share to an unrelated bank in addition to the personal guarantee from the Chairman and President of the Company in exchange for the extension of a line of credit with the Bank (Note 8). The warrant will expire on February 10, 2004.

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

On May 25, 2000, the Company entered into a joint marketing and cooperation with Factory 2-U (NASDAQ: FTUS). The agreement makes the Company the exclusive provider of private extranet merchandise sourcing for Factory 2-U, sets joint marketing arrangements, and sets a new Factory 2-U policy that all current and future vendors of Factory 2-U, as part of the cost of doing business will be required to pay the Company a subscription fee in an amount equal to, at each vendor's selection, either $150 per month or 2.5% of all purchases by Factory 2-U from such vendor. In addition, the Company granted Factory 2-U a warrant that allows Factory 2-U to purchase up to 10% of the issued and outstanding shares of the Company's common stock immediately after its recent private placement at the same price at which the shares were sold in the private placement. As of June 30, 2000, the maximum shares Factory 2-U could purchase were 838,119 shares at $4.878 per share. In accordance with SFAS No. 123, the Company recognized expense of $684,738. The warrant will expire on May 25, 2005.

NOTE 8 - LINE OF CREDIT

During the year ended June 30, 1999, the Company maintained a non-revolving line of credit of $300,000 with a bank. Borrowing under the line of credit beared interest at the bank's prime rate plus 1.5% and was personally guaranteed by the Company's Chairman and President. The Company issued 20,000 Common Stock warrant to the bank (Note 7). The line of credit expired on June 30, 1999.

On January 12, 2000, the Company entered into a revolving line of credit agreement with a commercial bank with the maximum amount of $600,000. Borrowing under this line of credit bears interest at 6.56% per annum and secured by a $700,000 time certificate of deposit at the bank. The line of credit will expire on January 11, 2001. During the year ended June 30, 2000, the Company borrowed $299,834 and paid the full amount in April 2000.

NOTE 9 - COMMITMENTS AND CONTINGENCY

Operating Lease

The Company leased office space under a noncancelable operating lease that will expire on September 30, 1999. The Company has entered into another noncancelable operating lease agreement, expiring on September 30, 2002, to facilitate its principal place for business. Future minimum lease payments under noncancelable operating leases as of June 30, 2000 are as follows:

Years ending June 30,	Amount
2001	$42,259
2002	43,032
2003	14,474
2004	$99,765

Rent expenses for the years ended June 30, 1999 and 2000 were approximately $38,000 for each year.

Executive Employment Agreements

Busey Employment Agreement

On October 1, 1999, the Company entered into an employment agreement with Mr. John F. Busey. Mr. Busey is appointed as President and member of the board of directors of the Company, effective October 1, 1999 for a three-year term through October 1, 2002. The term of the 1999 Busey Agreement will be extended for one additional year at the end of each year unless either Mr. Busey or the Company elects not to extend the term by notice given at least 30 days prior to the expiration of the current term. If either party elects not to extend the 1999 Busey Employment Agreement in accordance with the foregoing, then, upon the then-current effective date of expiration, the Company will continue to pay Mr. Busey's salary and employee benefits for a period of three months.

Mr. Busey's base salary shall be $100,000 per year. The Company will provide Mr. Busey with medical/health insurance, three weeks paid vacation and sick leave. Mr. Busey is eligible to receive all other benefits made available by the Company to similarly situated corporate offices and employees, subject to the terms, conditions and overall administration of such benefits and plans, in accordance with the Company's Employee Handbook. The Company will reimburse all business expenses incurred by Mr. Busey on behalf of the Company.

Mr. Busey was granted stock options of 300,000 shares of common stock at the exercise price of $3.25 per share under the 1999 Stock Incentive Plan, which will vest in accordance with the newly-hired employee vesting schedule. Mr. Busey is also entitled to receive stock options for 5% of the shares of any new issuance of the Company's common stock on an undiluted basis at the exercise price equal to the current market price at the end of the day of new issuance. This additional stock option is subject to the approval of the investment bankers or investors who are leading the new issuance of the Company's common stock. Subsequent to June 30, 2000, Mr. Busey received additional 77,154 stock options pursuant to the aforementioned term.

In the event that the 1999 Busey Agreement is terminated with cause by Mr. Busey or without cause by the Company, Mr. Busey is entitled to receive the full amount of salary and employee benefits for three months. These damages shall be reduced by all amounts that he earns during the period between the termination of his employment under this agreement and payment of the damages. Any dispute arising between the Company and Mr. Busey will be resolved in arbitration.

Serena Kokjer-Greening Employment Agreement

On January 31, 2000 the Company entered into an employment agreement with Ms. Serena Kokjer-Greening. Ms. Kokjer-Greening is appointed as Chief Operating Officer of the Company, effective January 31, 2000 for a three-year term through January 30, 2003 unless earlier terminated. The term of employment shall continue on an annual basis until terminated at the option of either party upon (30) days written notice prior to the expiration of the term. The agreement may be terminated at any time by written agreement between the parties.

Ms. Kokjer-Greening's base salary shall be $150,000 per year. The Company will provide Ms. Kokjer-Greening with medical/health insurance, three weeks paid vacation and sick leave. Ms. Kokjer-Greening is eligible to receive all other benefits made available by the Company to similarly situated corporate officers and employees, subject to the terms, conditions and overall administration of such benefits and plans, in accordance with the Company's Employee Handbook. The Company will also reimburse all business expenses incurred by Ms. Kokjer-Greening on behalf of the Company.

Ms. Kokjer-Greening received a grant of 180,000 stock at the exercise price of $6.75 per share under the 1999 Stock Incentive Plan, which will vest in accordance with the newly hired employee vesting schedule. Ms. Kokjer-Greening is also entitled to receive stock options for 3% of the shares of any new issuance of the Company's common stock on undiluted basis at the exercise price equal to the current market price at the end of the day of new issuance. This additional stock option is subject to the approval of the investment bankers or investors who are leading the new issuance of the Company's common stock. Subsequent to June 30, 2000, Ms. Kokjer-Greening received additional 46,292 stock options pursuant to the aforementioned term.

In the event that the 2000 Kokjer-Greening Agreement is terminated with cause by Ms. Kokjer-Greening or without cause by the Company, Ms. Kokjer-Greening is entitled to receive the full amount of salary and employee benefits for three months. These damages shall be reduced by all amounts that she earns during the period between the termination of her employment under this agreement and payment of damages. Any dispute arising between the Company and Ms. Kokjer-Greening will be resolved in arbitration.

Pending Litigation

The Company has been named as a defendant, along with Burlington Coat Factory Warehouse ("BCF"), in a lawsuit brought by Stanley Rosner ("Rosner"), an individual. In March 1998, Rosner commenced an action in the Supreme Court of the State of New York alleging breach of oral and written contracts between the Company and Rosner and between BCF and Rosner in 1997. Rosner claims that he is due certain fees from both the Company and BCF for services allegedly rendered in connection with certain transactions involving the Company and BCF. These transactions relate to the Internet services that the Company has and will provide to BCF, and current and anticipated transactions arising from vendors of BCF. Rosner claims that he is due damages in an amount not less than $5,000,000 plus unspecified punitive damages from both the Company and BCF.

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

NOTE 10 - SUBSEQUENT EVENT

In August 2000, the Company signed a new lease to increase its office space by approximately 2,000 square feet. The incremental monthly gross rent is about $3,604 and the lease will expire on October 30, 2002.

EXHIBITS

-----------------------------------------FRONT----------------------------------------------

NUMBER                              [C-ME.COM LOGO]                            SHARES
CME-0000                      CYBER MERCHANTS EXCHANGE, INC.
         THIS CERTIFICATE IS TRANSFERRABLE IN LOS ANGELES, CA OR NEW YORK, NY

COMMON STOCK             COMMON STOCK
NO PAR VALUE             NO PAR VALUE
           CUSIP 23244R 10 8
INCORPORATED UNDER THE LAWS                             SEE REVERSE FOR CERTAIN DEFINITIONS
OF THE STATE OF CALIFORNIA

THIS CERTIFIES THAT

IS THE OWNER OF

              FULLY PAID AND NON-ASSESSABLE SHARES OF THE COMMON STOCK OF
                           CYBER MERCHANTS EXCHANGE, INC.
                                    dba C-ME.com
Transferable on the books of the Corporation by the holder hereof in person or by duly authorized attorney, upon surrender of this
Certificate properly endorsed. This certificate is not valid until countersigned by the
                    Transfer Agent and registered by the Registrar.
Witness the facsimile seal of said Corporation and the facsimile signature of its duly authorized officers.
Dated:
         /s/                                                          /s/ Frank S. Yuan
         SECRETARY            PRESIDENT

                                           [SEAL]
COUNTERSIGNED AND REGISTERED    COUNTERSIGNED AND REGISTERED
REGISTRAR AND TRANSFER COMPANY    U.S. STOCK TRANSFER CORPORATION
CO. TRANSFER AGENT AND REGISTRAR,   TRANSFER AGENT AND REGISTRAR,
By       By
  (Issued in Los Angeles)
AUTHORIZED SIGNATURE     AUTHORIZED SIGNATURE

-----------------------------------------BACK-----------------------------------------------

                            Cyber Merchants Exchange, Inc.
                                     dba c-me.com
The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:
TEN COM - as tenants in common  UNIF GIFT MIN ACT-.....Custodian.....
TEN ENT - as tenants by the entireties           (Cust)        (Minor)
JT TEN  - as joint tenants with right of          under Uniform Gifts to Minors
          survivorship and not as tenants                Act................
          in common              (State)

     UNIF GIFT MIN ACT-.....Custodian(until age.....)
         (Cust)
         .....under Uniform Transfers
         (Minor)
         to Minors Act................
             (State)
      Additional abbeviations may also be used though not in the above list.

     FOR VALUE RECEIVED,___________________ hereby sell, assign and transfer unto

PLEASE INSERT SOCIAL SECURITY OR OTHER
   IDENTIFYING NUMBER OF ASSIGNEE
|------------------------------------|
|------------------------------------|
____________________________________________________________________________________________
(PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING ZIP CODE, OF ASSIGNEE)

____________________________________________________________________________________________

____________________________________________________________________________________________

_________________________________________________________________________________Shares
of the capita stock represented by the within Certificate, and do hereby constitute and appoint
_________________________________________________________________________________Attorney
to transfer the said stock on the boos of the within Corporation with full power of substitution in the premises.

Dated_____________________________________________________

                                                 X_____________________________________

                                                 X_____________________________________
     NOTICE: THE SIGNATURE TO THIS ASSIGNMENT MUST
      CORRESPOND WITH THE NAME AS WRITTEN
      UPON THE FACE OF THE CERTIFICATE IN
      EVERY PARTICUALR WITHOUT ALTERATION OR
      ENLARGEMENT OR ANY CHANGE WHATEVER.

Signature(s) Guaranteed:

By_____________________________________________________________________________________
THE SIGNATURE(S) SHOULD BE GUARANTEED BY AN ELIGIBLE GUARANTOR INSTITUTION (BANKS,
STOCKBROKERS, SAVINGS AND LOAN ASSOCIATIONS AND CREDIT UNIONS WITH MEMBERSHIP IN AN
APPROVED SIGNATURE GUARANTEE MEDALLION PROGRAM), PURSUANT TO S.E.C. RULE 17Ad-15.

THIS WARRANT AND THE SHARES ISSUABLE HEREUNDER HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, PLEDGED OR OTHERWISE TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT OR PURSUANT TO RULE 144 OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION AND ITS COUNSEL THAT SUCH REGISTRATION IS NOT REQUIRED.

WARRANT TO PURCHASE STOCK

Corporation: Cyber Merchants Exchange, Inc., a California Corporation
Number of Shares: 20,000
Class of Stock: Common (subject to Section 1.9)
Initial Exercise Price: $8.00 per share or initial public offer price, whichever is less (subject to Section 1.9)
Issue Date: February 10, 1999
Expiration Date: February 10,2004 (subject to Article 4.1)

THIS WARRANT CERTIFIES THAT, in consideration of the payment of $1.00 and for other good and valuable consideration, IMPERIAL BANK or registered assignee ("Holder") is entitled to purchase the number of fully paid and nonassessable shares of the class of securities (the "Shares") of the corporation (the "Company") at the initial exercise price per Share (the "Warrant Price") all as set forth above and as adjusted pursuant to Article 2 of this Warrant, subject to the provisions and upon the terms and conditions set forth of this Warrant.

ARTICLE 1. EXERCISE

1.1 Method of Exercise. Holder may exercise this Warrant by delivering this Warrant and a duly executed Notice of Exercise in substantially the form attached as Appendix 1 to the principal office of the Company. Unless Holder is exercising the conversion right set forth in Section 1.2, Holder shall also deliver to the Company a check for the aggregate Warrant Price for the Shares being purchased.

1.2 Conversion Right. In lieu of exercising this Warrant as specified in Section 1.1, Holder may from time to time convert this Warrant, in whole or in part, into a number of Shares determined by dividing (a) the aggregate fair market value of the Shares or other securities otherwise issuable upon exercise of this Warrant minus the aggregate Warrant Price of such Shares by (b) the fair market value of one Share. The fair market value of the Shares shall be determined pursuant to Section 1.5.

1.3 Intentionally left blank.

1.4 Intentionally left blank.

1.5 Fair Market Value. If the Shares are traded regularly in a public market, the fair market value of the Shares shall be the closing price of the Shares (or the closing price of the Company's stock into which the Shares are convertible) reported for the business day immediately before Holder delivers its Notice of Exercise to the Company. If the Shares are not regularly traded in a public market, the Board of Directors of the Company shall determine fair market value in its reasonable good faith judgment. The foregoing notwithstanding, if Holder advises the Board of Directors in writing that Holder disagrees with such determination, then the Company and Holder shall promptly agree upon a reputable investment banking firm to undertake such valuation. If the valuation of such investment banking firm is greater than that determined by the Board of Directors, then all fees and expenses of such investment banking firm shall be paid by the Company. In all other circumstances, such fees and expenses shall be paid by Holder.

1.6 Delivery of Certificate and New Warrant. Promptly after Holder exercises or converts this Warrant, the Company shall deliver to Holder certificates for the Shares acquired and, if this Warrant has not been fully exercised or converted and has not expired, a new Warrant representing the Shares not so acquired.

1.7 Replacement of Warrants. On receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and, in the case of loss, theft or destruction, on delivery of an indemnity agreement reasonably satisfactory in form and amount to the Company or, in the case of mutilation, or surrender and cancellation of this Warrant, the Company at its expense shall execute and deliver, in lieu of this Warrant, a new warrant of like tenor.

1.8 Repurchase on Sale, Merger, or Consolidation of the Company.

  1.8.1. "Acquisition". For the purpose of this Warrant, "Acquisition" means any sale, license, or other disposition of all or substantially all of the assets (including intellectual property) of the Company, or any reorganization, consolidation, or merger of the Company where the holders of the Company's securities before the transaction beneficially own less than 50% of the outstanding voting securities of the surviving entity after the transaction.

  1.8.2. Assumption of Warrant. If upon the closing of any Acquisition the successor entity assumes the obligations of this Warrant, then this Warrant shall be exercisable for the same securities, cash, and property as would be payable for the Shares issuable upon exercise of the unexercised portion of this Warrant as if such Shares were outstanding on the record date for the Acquisition and subsequent closing. The Warrant Price shall be adjusted accordingly. The Company shall use reasonable efforts to cause the surviving corporation to assume the obligations of this Warrant.

  1.8.3. Nonassumption. If upon the closing of any Acquisition the successor entity does not assume the obligations of this Warrant and Holder has not otherwise exercised this Warrant in full, then the unexercised portion of this Warrant shall be deemed to have been automatically converted pursuant to Section 1.2 and thereafter Holder shall participate in the Acquisition on the same terms as other holders of the same class of securities of the Company.

  1.8.4. Purchase Right. Notwithstanding the foregoing, at the election of Holder, the Company shall purchase the unexercised portion of this Warrant for cash upon the closing of any Acquisition for an amount equal to (a) the fair market value of any consideration that would have been received by Holder in consideration of the Shares had Holder exercised the unexercised portion of this Warrant immediately before the record date for determining the shareholders entitled to participate in the proceeds of the Acquisition, less (b) the aggregate Warrant Price of the Shares, but in no event less than zero.

1.9 Adjustment in Underlying Preferred Stock Price and Exercise Price. If on or before May 30,1999, the Company sells and issues to any investors, preferred stock with aggregate gross proceeds to the Company of at least $15,000,000, the Warrant Price hereunder adjusted to equal the per share purchase price of such stock.

ARTICLE 2. ADJUSTMENTS TO THE SHARES.

2.1 Stock Dividends. Splits. Etc. If the Company declares or pays a dividend on its common stock payable in common stock, or other securities, subdivides the outstanding common stock into a greater amount of common stock, then upon exercise of this Warrant, for each Share acquired, Holder shall receive, without cost to Holder, the total number and kind of securities to which Holder would have been entitled had Holder owned the Shares of record as of the date the dividend or subdivision occurred.

2.2 Reclassification. Exchange or Substitution. Upon any reclassification, exchange, substitution, or other event that results in a change of the number and/or class of the securities issuable upon exercise or conversion of this Warrant, Holder shall be entitled to receive, upon exercise or conversion of this Warrant, the number and kind of securities and property that Holder would have received for the Shares if this Warrant had been exercised immediately before such reclassification, exchange, substitution, or other event. Such an event shall include any automatic conversion of the outstanding or issuable securities of the Company of the same class or series as the Shares to common stock pursuant to the terms of the Company's Articles of Incorporation upon the closing of a registered public offering of the Company's common stock. The Company or its successor shall promptly issue to Holder a new Warrant for such new securities or other property. The new Warrant shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Article 2 including, without limitation, adjustments to the Warrant Price and to the number of securities or property issuable upon exercise of the new Warrant. The provisions of this Section 2.2 shall similarly apply to successive reclassifications, exchanges, substitutions, or other events.

2.3 Adjustments for Combinations. Etc. If the outstanding Shares are combined or consolidated, by reclassification or otherwise, into a lesser number of shares, the Warrant Price shall be proportionately increased.

2.4 Adjustments for Diluting Issuances. The Warrant Price and the number of Shares issuable upon exercise of this Warrant shall be subject to adjustment, from time to time, in the manner set forth on Exhibit B, if attached, in the event of Diluting Issuances (as defined on Exhibit B).

2.5 No Impairment. The Company shall not, by amendment of its Articles of Incorporation or through a reorganization, transfer of assets, consolidation, merger, dissolution, issue, or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed under this Warrant by the Company, but shall at all times in good faith assist in carrying out all the provisions of this Article 2 and in taking all such action as may be necessary or appropriate to protect Holder's rights under this Article against impairment. If the Company takes any action affecting the Shares or its common stock other than as described above that adversely affects Holder's rights under this Warrant, the Warrant Price shall be adjusted downward and the number of Shares issuable upon exercise of this Warrant shall be adjusted upward in such a manner that the aggregate Warrant Price of this Warrant is unchanged.

2.6 Certificate as to Adjustments. Upon each adjustment of the Warrant Price, the Company at its expense shall promptly compute such adjustment, and furnish Holder with a certificate of its Chief Financial Officer setting forth such adjustment and the facts upon which such adjustment is based. The Company shall, upon written request, furnish Holder a certificate setting forth the Warrant Price in effect upon the date thereof and the series of adjustments leading to such Warrant Price.

ARTICLE 3. REPRESENTATIONS AND COVENANTS OF THE COMPANY.

3.1 Representations and Warranties. The Company hereby represents and warrants to the Holder as follows:

  The initial Warrant Price referenced on the first page of this Warrant is not greater than the fair market value of the Shares as of the date of this Warrant.

  All Shares which may be issued upon the exercise of the purchase right represented by this Warrant, and all securities, if any, issuable upon conversion of the Shares, shall, upon issuance, be duly authorized, validly issued, fully paid and nonassessable, and free of any liens and encumbrances except for restrictions on transfer provided for herein or under applicable federal and state securities laws.

3.2 Notice of Certain Events. If the Company proposes at any time (a) to declare any dividend or distribution upon its common stock, whether in cash, property, stock, or other securities and whether or not a regular cash dividend; (b) to offer for subscription pro rata to the holders of any class or series of its stock any additional shares of stock of any class or series or other rights; (c) to effect any reclassification or recapitalization of common stock; (d) to merge or consolidate with or into any other corporation, or sell, lease, license, or convey all or substantially all of its assets, or to liquidate, dissolve or wind up; or (e) offer holders of registration rights the opportunity to participate in an underwritten public offering of the company's securities for cash, then, in connection with each such event, the Company shall give Holder (1) at least 20 days prior written notice of the date on which a record will be taken for such dividend, distribution, or subscription rights (and specifying the date on which the holders of common stock will be entitled thereto) or for determining rights to vote, if any, in respect of the matters referred to in (c) and (d) above; (2) in the case of the matters referred to in (c) and (d) above at least 20 days prior written notice of the date when the same will take place (and specifying the date on which the holders of common stock will be entitled to exchange their common stock for securities or other property deliverable upon the occurrence of such event); and (3) in the case of the matter referred to in (e) above, the same notice as is given to the holders of such registration rights.

3.3 Information Rights. So long as the Holder holds this Warrant and/or any of the Shares, the Company shall deliver to the Holder (a) promptly after mailing, copies of all communiques to the shareholders of the Company, (b) within ninety (90) days after the end of each fiscal year of the Company, the annual audited financial statements of the Company certified by independent public accountants of recognized standing and (c) within forty-five (45) days after the end of each of the first three quarters of each fiscal year, the Company's quarterly, unaudited financial statements.

3.4 Registration Under Securities Act of 1933. as amended. The Company agrees that the Shares shall be subject to the registration rights set forth on Exhibit C.

ARTICLE 4. MISCELLANEOUS.

4.1 Term: Notice of Expiration. This Warrant is exercisable, in whole or in part, at any time and from time to time on or before the Expiration Date set forth above. The Company shall give Holder written notice of Holder's right to exercise this Warrant in the form attached as Appendix 2 not more than 90 days and not less than 30 days before the Expiration Date. If the notice is not so given, the Expiration Date shall automatically be extended until 30 days after the date the Company delivers the notice to Holder.

4.2 Legends. This Warrant and the Shares (and the securities issuable, directly or indirectly, upon conversion of the Shares, if any) shall be imprinted with a legend in substantially the following form:

  THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, PLEDGED OR OTHERWISE TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT OR PURSUANT TO RULE 144 OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION AND ITS COUNSEL THAT SUCH REGISTRATION IS NOT REQUIRED.

4.3 Compliance with Securities Laws on Transfer. This Warrant and the Shares issuable upon exercise this Warrant (and the securities issuable, directly or indirectly, upon conversion of the Shares, if any) may not be transferred or assigned in whole or in part without compliance with applicable federal and state securities laws by the transferor and the transferee (including, without limitation, the delivery of investment representation letters and legal opinions reasonably satisfactory to the Company). The Company shall not require Holder to provide an opinion of counsel if the transfer is to an affiliate of Holder or if there is no material question as to the availability of current information as referenced in Rule 144(c), Holder represents that it has complied with Rule 144(d) and (e) in reasonable detail, the selling broker represents that it has complied with Rule 144(f), and the Company is provided with a copy of Holder's notice of proposed sale.

4.4 Transfer Procedure. Subject to the provisions of Section 4.2, Holder may transfer all or part of this Warrant or the Shares issuable upon exercise of this Warrant (or the securities issuable, directly or indirectly, upon conversion of the Shares, if any) by giving the Company notice of the portion of the Warrant being transferred setting forth the name, address and taxpayer identification number of the transferee and surrendering this Warrant to the Company for reissuance to the transferee(s) (and Holder, if applicable). Unless the Company is filing financial information with the SEC pursuant to the Securities Exchange Act of 1934, the Company shall have the right to refuse to transfer any portion of this Warrant to any person who directly competes with the Company.

4.5 Notices. All notices and other communications from the Company to the Holder, or vice versa, shall be deemed delivered and effective when given personally or mailed by first-class registered or certified mail, postage prepaid, at such address as may have been furnished to the Company or the Holder, as the case may be, in writing by the Company or such Holder from time to time.

4.6 Waiver. This Warrant and any term hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought.

4.7 Attorneys' Fees. In the event of any dispute between the parties concerning the terms and provisions of this Warrant, the party prevailing in such dispute shall be entitled to collect from the other party all costs incurred in such dispute, including reasonable attorneys' fees.

4.8 Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of California, without giving effect to its principles regarding conflicts of law.

Cyber Merchants Exchange, Inc. By: /s/ Frank S. Yuan Name: Frank Yuan Title: President

APPENDIX 1

NOTICE OF EXERCISE

1. The undersigned hereby elects to purchase _________ shares of the Common Stock of Cyber Merchants Exchange, Inc. pursuant to the terms of the attached Warrant, and tenders herewith payment of the purchase price of such shares in full.

1. The undersigned hereby elects to convert the attached Warrant into Shares/cash [strike one] in the manner specified in the Warrant. This conversion is exercised with respect to _________of the Shares covered by the Warrant.

2. Please issue a certificate or certificates representing said shares in the name of the undersigned or in such other name as is specified below:

  Chief Financial Officer
  Controllers Department
  Imperial Bank
  P.O. Box 92991
  Los Angeles, CA 90009

3. The undersigned represents it is acquiring the shares solely for its own account and not as a nominee for any other party and not with a view toward the resale or distribution thereof except in compliance with applicable securities laws.

IMPERIAL BANK

________________________
(Signature)

________________________
(Date)

APPENDIX 2

NOTICE THAT WARRANT IS ABOUT TO EXPIRE

______________,______

Chief Financial Officer
Controllers Department
Imperial Bank
P.O. Box 92991
Los Angeles, CA 90009

Gentleperson:

This is to advise you that the Warrant issued to you described below will expire on Date.

Issuer:

Issue Date: Date

Class of Security Issuable: Common

Exercise Price Per Share: Price

Number of Shares Issuable: Number of Shares

Procedure for Exercise:

Please contact Frank Yuan at (626) 588-3660 with any questions you may have concerning exercise of the Warrant. This is your only notice of pending expiration.

Cyber Merchants Exchange, Inc.

By:_______________________________

Its: _______________________________

EXHIBIT A

Deliberately left blank.

EXHIBIT B

Deliberately left blank.

EXHIBIT C

Registration Rights

The Shares shall be deemed "registrable securities" or otherwise entitled to "piggy back" registration rights in accordance with the terms of the following agreement (the "Agreement") between the Company and its investor(s):

None

___________________

The Company agrees that no amendments will be made to the Agreement which would have an adverse impact on Holder's registration thereunder without the consent of Holder. By acceptance of the Warrant to which this Exhibit C is attached, Holder shall not be deemed to be a party to the Agreement, but solely entitled to the registration rights created thereby.

If no Agreement exists, then the Company and the Holder shall enter into Holder's standard form of Registration Rights Agreement as in effect on the Issue Date of the Warrant.

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (the "Agreement") is made as of this 1st day of October, 1999, between Cyber Merchants Exchange, Inc., a California corporation ("Company"), and John F. Busey. ("Employee"), with reference to the following facts:

A. Company is engaged in the business of business-to-business electronic commerce, and maintains an office in the City of Pasadena, County of Los Angeles, State of California.

B. Company desires to employ Employee as its President and a member of the Board of Directors and Employee desires to accept this employment subject to the terms and conditions of this Agreement.

NOW THEREFORE, in consideration of the facts recited above, the covenants contained in this Agreement, and other valuable consideration, the parties agree as follows:

1. EMPLOYMENT AND APPOINTMENT.
Company employs Employee, and Employee accepts and agrees to employment with Company, on the terms and conditions set forth in this Agreement. Company appoints Employee to the position of President. Employee is authorized to use this title subject to any limitations set forth in Company's Bylaws, the internal rules and regulations of Company and the provisions of this Agreement. Employee hereby accepts this appointment.

2. DUTIES OF EMPLOYEE.
Employee shall perform all services, acts or other things necessary or advisable to perform his duties under this agreement. Employee also shall render any other services that are assigned to or reasonably required of him from time to time by the Chairman and Board of Directors of the Company.

3. STANDARD OF PERFORMANCE
Employee agrees that at all times during the Employment Term (defined herein) he will perform all of the services and duties that are required of Employee under this Agreement diligently and competently, to the best of Employee's ability. Employee shall devote such time and attention to the business of Company as shall be required to perform the required services and duties.

4. LOCATION OF EMPLOYMENT.
Employee's performance under this Agreement shall be rendered at the Company's principal office in Pasadena, California, and at any other place or places that Company reasonably requires or that the interests, needs, business and opportunities of Company require or make advisable.

5. TERM OF EMPLOYMENT.
Unless terminated earlier as provided in this Agreement, Employee shall be employed for a term commencing on October 1, 1999 and continuing for three (3) years thereafter (the "Employment Term") unless earlier terminated pursuant to the terms hereof. Thereafter, the Employment Term shall continue on an annual basis until terminated at the option of either party upon thirty (30) days written notice prior to expiration to the term. This Agreement may be terminated at any time by written agreement between the parties, or as provided in Sections 10 or 11 of this Agreement. This Agreement will terminate immediately upon Employee's death.

6. COMPENSATION.

6.1 Salary.
Company shall pay Employee a base salary at the rate of one hundred thousand dollars ($100,000) per year, payable in accordance with Company's usual payroll method for corporate officers and prorated for the actual Employment Term.

6.2. STOCK OPTIONS
Employee shall be entitled to the following stock options:

  Options for three hundred (300,000) shares of Employer's stock in accordance with the terms and conditions of Employer's 1999 stock option plan, and:
  The vesting period shall be as follows:
    25% of the options shall vest six months after the date of employment.
    4.16% of the options shall vest each month after the sixth month of following the date of employment.
  The exercise price for the options shall be $3.25 per share.
  In addition, Employee shall be entitled to options for an undiluted five percent (5%) of the shares of any new issuance of Employer's common stock. The exercise price shall be the current market price at the end of the day of new issuance. This additional stock option is subject to the approval of the investment bankers or investors who are leading the new issuance of Employer's common stock.

7. BENEFITS
Employee shall be entitled to medical/health insurance, three weeks paid vacation, sick leave, and shall be entitled to participate in or to receive all other benefits made available by Company to similarly situated corporate officers and employees, subject to the terms, conditions and overall administration of such benefits and plans, in accordance with Company's Employee Handbook.

8. BUSINESS EXPENSES.
Employee will be required to incur entertainment, travel and other business expenses on behalf of Company in the performance of Employee's duties hereunder. Company will reimburse Employee for all such reasonable business expenses, including, but not limited to, employee's cellular phone expenses, incurred by Employee in connection with Company's business upon presentation of receipts or other acceptable documentation of the expenditures.

9. INVENTIONS AND PATENTS.
All processes, inventions, patents, computer software, copyrights, trademarks and other intangible rights (collectively the "Intellectual Property") that may be conceived or developed by Employee during the Employment Term, either alone or with others, shall remain the sole property of Employee. Notwith-standing the foregoing, Company shall have a royalty-free license to make, use and sell products embodying Intellectual Property with respect to which the equipment, supplies, facilities or trade secret information of Company was used and which were not developed entirely on Employee's own time, and (a) which relate to the business of Company or to Company's actual or demonstrably anticipated research or development; or (b) which result from any work performed by Employee for Company (the "Employer's Intellectual Property"). The license granted to Company hereunder shall be exclusive during the Employment Term, and shall not terminate upon termination of the Employment Term, but the license shall remain in effect to Company indefinitely following termination of the Employment Term. Company and Employee each agree to execute such instruments upon the request of the other as shall be necessary or desirable to protect their respective rights in the Intellectual Property. Company shall not have any rights to make, use or sell any products embodying Intellectual Property which do not come within the definition of Employer's Intellectual Property.

10. TERMINATION BY EMPLOYEE.

10.1 Without Cause.
Employee may terminate this Agreement without cause upon 30 days prior written notice to Company.

10.2 With Cause.
Employee may terminate this Agreement immediately with cause, in which event Employee shall receive liquidated damages in accordance with Section 13 herein. For purposes of this Agreement, "cause" for termination by Employee shall be (a) a breach by Company of any material covenant or obligation hereunder; (b) the voluntary or involuntary dissolution of Company; (c) any merger or consolidation in which Company is not the surviving or resulting corporation;(d) any transfer of all or substantially all of the assets of Company; (e) the transfer of a majority of the shares of Company by one or more shareholders in one or more transactions; or (f) the issuance of shares of Company constituting a majority of the outstanding shares immediately following such issuance.

11. TERMINATION BY COMPANY.

11.1 Without Cause.
Company may terminate this Agreement without cause upon 30 days prior written notice to Employee. In such event, Employee shall receive liquidated damages in accordance with Section 13 herein.

11.2 With Cause.
Company may terminate this Agreement for cause. For purposes of this Agreement, "cause" for termination by Employer shall be (a) any felonious conduct or material fraud by Employee; (b) embezzlement or misappropriation of funds or property of Company by Employee; (c) any material breach by Employee of his duties under this Agreement; (d) gross negligence by Employee; (e) any conduct or act of moral turpitude, or any conduct or act done or committed by Employee that will, in the minds of reasonable people, tend to degrade him, or that reflects negatively on Company, or that brings Company into public hatred, contempt or ridicule or that tends to shock or offend the community in which Employee represents Company, in each case in a material or significant way; (f) the consistent refusal by Employee to perform his material duties and obligations; or (g) Employee's willful and intentional misconduct of Employee in the performance of his material duties and obligations, in each case after written notice to Employee specifying the cause for termination, and, in the case of the causes described in (c) and (f) above, the passage of not less than thirty (30) days after receipt of such notice, during which time Employee shall have the right to respond to Company's notice and cure the breach or other event giving rise to the termination. In the event that Employee is able to cure, this Agreement shall continue in full force and effect.

12. EFFECT OF COMBINATION OR DISSOLUTION.
This Agreement shall not be terminated by the voluntary or involuntary dissolution of Company, or by any merger or consolidation in which Company is not the surviving or result-ing corporation, or upon any transfer of all or substantially all of the outstanding shares or assets of Company. Instead, the provisions of this Agreement shall be binding on and inure to the benefit of Company's creditors, the surviving business entity or the business entity to which such shares or assets shall be transferred

13. LIQUIDATED DAMAGES.
In the event of any material breach of this Agreement by Company, Employee, at his sole option, may terminate this Agreement and, at his sole option, receive as liquidated damages (the "Liquidated Damages") the following:

The full amount of the salary and employee benefits provided for in Section 6 of this Agreement for three months. The sum payable to Employee under this Section shall be payable pursuant to the company's existing payroll practices.

The Liquidated Damages shall be reduced by all amounts that Employee earns during the period between termination of his employment under this Agreement and payment of the Liquidated Damages. The provisions of this Section 13 shall be in addition to any and all rights Employee may have in equity or at law to require Company to comply with or to prevent the breach by Company of this Agreement.

14. ARBITRATION.

14.1 Resolution of Disputes by Arbitration.
Any dispute between or among the parties arising under this Agreement will be resolved in the Superior Court of California by reference to a retired judge or justice associated with Judicial Arbitration and Mediation Services, Los Angeles County, ("JAMS"), pursuant to California Code of Civil Procedure Section 638 et seq. In any arbitration proceeding, the parties shall have the right to discovery, as set forth in Section 1283.05 of the California Code of Civil Procedure and any amendments or successor statutes thereto.

14.2 Selection of Arbitrator.
Within 30 days after filing the action, the complaining party will serve the complaint and a list of a least six retired judges or justices associated with JAMS on the other party. The party proceeded against will choose one of the judges from the list submitted by the complaining party. The judge so selected will hear the case. In the event that the party proceeded against rejects all of the judges or justices named on the list, the Presiding Judge or Assistant Presiding Judge of the Superior Court of California, Los Angeles County, will choose the reference judge from among all of the retired judges or justices associated with JAMS. The retired judge or justice selected will be judge for all purposes.

14.3 Powers of Arbitrator.
The judge selected under Section 14.2 above will:

  rule on all discovery matters and motions and all pretrial or trial motions;
  make any other orders or rulings a sitting judge of the Superior Court would have the power to make in an action or proceeding in the Superior Court;
  try and decide any or all of the issues in any action or proceeding arising out of this Agreement (whether of fact or law or a combination thereof); and
  report a finding and judgment thereon.
All such findings, judgments, rulings, and orders will be entered in the same manner and with the same fully enforceable affect as if the action or proceeding had been tried by a sitting judge of the Superior Court.

15. INDEMNIFICATION.
Company shall indemnify, defend and hold Employee harmless, to the fullest extent permitted by law, for all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties and reasonable attorneys' fees that Employee shall incur or suffer that arise from, result from or relate to the discharge of Employee's duties under this Agreement. Company shall advance to Employee any expenses incurred in defending any such proceeding or claim to the maximum extent permitted by law. Company shall maintain adequate indemnity insurance for this purpose.

16. GENERAL PROVISIONS.

16.1 Further Assurances.
The parties agree that, at any time and from time to time during the Employment Term, they will take any action and execute and deliver any document which any other party reasonably requests in order to carry out the purposes of this Agreement.

16.2 Amendment of Agreement.
This Agreement may be amended or supplemented only in writing, and no amendment or supplement will be effective unless executed by all of the parties.

16.3 Notices.
Any notice, consent, waiver, demand, or other communication required or permitted to be given by or to any person pursuant to this Agreement (collectively, "Notice") will be in writing, and will be given either by personal service, by certified mail, return receipt requested, or by Federal Express or similar commercial overnight courier service, to a party at the address set forth below.

If to Company:
600 South Lake Street, Suite 405
Pasadena, CA 91106
Attention: Chairman

If to Employee:
John Busey
(not available)

In the case of personal service, Notice will be deemed effective on the date of service. In all other cases, Notice will be deemed effective on the date of delivery, as shown on the return receipt or other written evidence of delivery, if any, or three (3) days after dispatch if there is no return receipt or written evidence of delivery. A party may change the address at which Notice is to be given, at any time and from time to time, by giving Notice of the new address to the other parties in accordance with this Section.

16.4 Entire Agreement.
This Agreement contains the entire understanding between the parties, and supersedes all prior understandings and agreements between them, regarding its subject matter. There are no oral or written representations, agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement which are not fully set forth herein.

16.5 Binding Effect; Assignment and Delegation.
This Agreement is binding upon and inures to the benefit of the parties and their respective heirs, executors, administrators, personal representatives, successors, and assigns. Neither party may assign their rights or delegate their duties under this Agreement without the prior written consent of the other, which consent shall not be unreasonably withheld.

16.6 Applicable Law.
This Agreement has been made and executed under, and will be construed and interpreted in accordance with, the laws of the State of California (other than its choice of law rules). The parties consent to the jurisdiction of the courts of the State of California and the United States District Courts located in the State of California in any action or proceeding arising out of this Agreement, and agree that in those actions or proceedings, venue will be proper in Los Angeles County (if the action or proceeding is brought in the Superior Court of California) or in the Central District of California (if the action or proceeding is brought in the United States District Court).

16.7 Attorneys' Fees.
In any action or proceeding to enforce or interpret this Agreement, or arising out of this Agreement, the prevailing party or parties are entitled to recover a reasonable allowance for fees and disbursements of counsel and costs of suit, to be determined by the court in which the action or proceeding is brought. For purposes of this Section 16.7, the term "action" includes any arbitration pursuant to Section 14, the term "costs" includes any arbitrator's fees or expenses incurred in connection with the arbitration, and the term "court" includes any arbitrator.

16.8 Provisions Severable.
Every provision of this Agreement is intended to be severable from every other provision of this Agreement. If any provision of this Agreement is held to be void or unenforceable, in whole or in part, the remaining provisions will remain in full force and effect. If any provision of this Agreement is held to be unreasonable or excessive in scope or duration, that provision will be enforced to the maximum extent permitted by law.

16.9 Non-Waiver of Rights and Breaches.
Any waiver by a party of any breach of any provision of this Agreement will not be deemed to be a waiver of any subsequent breach of that provision, or of any breach of any other provision of this Agreement. No failure or delay in exercising any right, power, or privilege granted to a party under any provision of this Agreement will be deemed a waiver of that or any other right, power, or privilege. No single or partial exercise of any right, power, or privilege granted to a party under any provision of this Agreement will preclude any other or further exercise of that or any other right, power, or privilege.

16.10 Interpretation of Agreement.
Each of the parties has been represented by counsel in the negotiation and preparation of this Agreement. The parties agree that this Agreement is to be construed as jointly drafted. Accordingly, this Agreement will be construed according to the fair meaning of its language, and the rule of construction that ambiguities are to be resolved against the drafting party will not be employed in the interpretation of this Agreement.

16.11 Gender and Number.
Wherever any words are used in this Agreement in the masculine, feminine, or neuter gender, they will be construed as though they were also used in another gender in all cases where they would so apply. Wherever any words are used in this Agreement in the singular or plural form, they will be construed as though they were also used in the other form in all cases where they would so apply.

16.12 Computation of Time.
If any period of time specified in this Agreement for the performance of any action ends on a Saturday, Sunday, or legal holiday in the State of California, that period will be deemed extended to end on the next day which is not a Saturday, Sunday, or legal holiday in the State of California.

16.13 Headings.
The headings of the Sections and Paragraphs of this Agreement are inserted for ease of reference only, and will have no effect in the construction or interpretation of this Agreement.

16.14 Counterparts.
This Agreement and any amendment or supplement to this Agreement may be executed in two or more counterparts, each of which will constitute an original but all of which will together constitute a single instrument.

IN WITNESS WHEREOF, the parties have executed this Agreement at the time and place set forth above.

CYBER MERCHANTS EXCHANGE, INC.

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (the "Agreement") is made as of this 31st day of January 2000, between Cyber Merchants Exchange, Inc., a California corporation ("Company"), and Serena Kokjer-Greening. ("Employee"), with reference to the following facts:

A. Company is engaged in the business of business-to-business electronic commerce, and maintains an office in the City of Pasadena, County of Los Angeles, State of California.

B. Company desires to employ Employee as its Chief Operating Officer and Employee desires to accept this employment subject to the terms and conditions of this Agreement.

NOW THEREFORE, in consideration of the facts recited above, the covenants contained in this Agreement, and other valuable consideration, the parties agree as follows:

1. EMPLOYMENT AND APPOINTMENT.
Company employs Employee, and Employee accepts and agrees to employment with Company, on the terms and conditions set forth in this Agreement. Company appoints Employee to the position of Chief Operating Officer. Employee is authorized to use this title subject to any limitations set forth in Company's Bylaws, the internal rules and regulations of Company and the provisions of this Agreement. Employee hereby accepts this appointment.

2. DUTIES OF EMPLOYEE.
Employee shall perform all services, acts or other things necessary or advisable to perform his duties under this agreement. Employee also shall render any other services that are assigned to or reasonably required of him from time to time by the Chairman and Board of Directors of the Company.

3. STANDARD OF PERFORMANCE
Employee agrees that at all times during the Employment Term (defined herein) he will perform all of the services and duties that are required of Employee under this Agreement diligently and competently, to the best of Employee's ability. Employee shall devote such time and attention to the business of Company as shall be required to perform the required services and duties.

4. LOCATION OF EMPLOYMENT.
Employee's performance under this Agreement shall be rendered at the Company's principal office in Pasadena, California, and at any other place or places that Company reasonably requires or that the interests, needs, business and opportunities of Company require or make advisable.

5. TERM OF EMPLOYMENT.
Unless terminated earlier as provided in this Agreement, Employee shall be employed for a term commencing on January 31, 2000, and continuing for three (3) years thereafter (the "Employment Term") unless earlier terminated pursuant to the terms hereof. Thereafter, the Employment Term shall continue on an annual basis until terminated at the option of either party upon thirty (30) days written notice prior to expiration to the term. This Agreement may be terminated at any time by written agreement between the parties, or as provided in Sections 10 or 11 of this Agreement. This Agreement will terminate immediately upon Employee's death.

6. COMPENSATION.

6.1 Salary.
Company shall pay Employee a base salary at the rate of one hundred thousand dollars ($150,000) per year, payable in accordance with Company's usual payroll method for corporate officers and prorated for the actual Employment Term.

6.2. STOCK OPTIONS
Employee shall be entitled to the following stock options:

  Options for one hundred eighty thousand (180,000) shares of Employer's stock in accordance with the terms and conditions of Employer's 1999 stock option plan, and:
  The vesting period shall be as follows:
    25% of the options shall vest six months after the date of employment.
    4.16% of the options shall vest each month after the sixth month of following the date of employment.
  The exercise price for the options shall be $6.75 per share.
  In addition, Employee shall be entitled to options for an undiluted three percent (3%) of the shares of any new issuance of Employer's common stock. The exercise price shall be the current market price at the end of the day of new issuance. This additional stock option is subject to the approval of the investment bankers or investors who are leading the new issuance of Employer's common stock.

7. BENEFITS
Employee shall be entitled to medical/health insurance, three weeks paid vacation, sick leave, and shall be entitled to participate in or to receive all other benefits made available by Company to similarly situated corporate officers and employees, subject to the terms, conditions and overall administration of such benefits and plans, in accordance with Company's Employee Handbook.

8. BUSINESS EXPENSES.
Employee will be required to incur entertainment, travel and other business expenses on behalf of Company in the performance of Employee's duties hereunder. Company will reimburse Employee for all such reasonable business expenses, including, but not limited to, employee's cellular phone expenses, incurred by Employee in connection with Company's business upon presentation of receipts or other acceptable documentation of the expenditures.

9. INVENTIONS AND PATENTS.
All processes, inventions, patents, computer software, copyrights, trademarks and other intangible rights (collectively the "Intellectual Property") that may be conceived or developed by Employee during the Employment Term, either alone or with others, shall remain the sole property of Employee. Notwith-standing the foregoing, Company shall have a royalty-free license to make, use and sell products embodying Intellectual Property with respect to which the equipment, supplies, facilities or trade secret information of Company was used and which were not developed entirely on Employee's own time, and (a) which relate to the business of Company or to Company's actual or demonstrably anticipated research or development; or (b) which result from any work performed by Employee for Company (the "Employer's Intellectual Property"). The license granted to Company hereunder shall be exclusive during the Employment Term, and shall terminate upon termination of the Employment Term. Company and Employee each agree to execute such instruments upon the request of the other as shall be necessary or desirable to protect their respective rights in the Intellectual Property. Company shall not have any rights to make, use or sell any products embodying Intellectual Property which do not come within the definition of Employer's Intellectual Property.

10. TERMINATION BY EMPLOYEE.

10.1 Without Cause.
Employee may terminate this Agreement without cause upon 30 days prior written notice to Company.

10.2 With Cause.
Employee may terminate this Agreement immediately with cause, in which event Employee shall receive liquidated damages in accordance with Section 13 herein. For purposes of this Agreement, "cause" for termination by Employee shall be (a) a breach by Company of any material covenant or obligation hereunder; (b) the voluntary or involuntary dissolution of Company; (c) any merger or consolidation in which Company is not the surviving or resulting corporation;(d) any transfer of all or substantially all of the assets of Company; (e) the transfer of a majority of the shares of Company by one or more shareholders in one or more transactions; or (f) the issuance of shares of Company constituting a majority of the outstanding shares immediately following such issuance.

11. TERMINATION BY COMPANY.

11.1 Without Cause.
Company may terminate this Agreement without cause upon 30 days prior written notice to Employee. In such event, Employee shall receive liquidated damages in accordance with Section 13 herein.

11.2 With Cause.
Company may terminate this Agreement for cause. For purposes of this Agreement, "cause" for termination by Employer shall be (a) any felonious conduct or material fraud by Employee; (b) embezzlement or misappropriation of funds or property of Company by Employee; (c) any material breach by Employee of his duties under this Agreement; (d) gross negligence by Employee; (e) any conduct or act of moral turpitude, or any conduct or act done or committed by Employee that will, in the minds of reasonable people, tend to degrade him, or that reflects negatively on Company, or that brings Company into public hatred, contempt or ridicule or that tends to shock or offend the community in which Employee represents Company, in each case in a material or significant way; (f) the consistent refusal by Employee to perform his material duties and obligations; or (g) Employee's willful and intentional misconduct of Employee in the performance of his material duties and obligations, in each case after written notice to Employee specifying the cause for termination, and, in the case of the causes described in (c) and (f) above, the passage of not less than thirty (30) days after receipt of such notice, during which time Employee shall have the right to respond to Company's notice and cure the breach or other event giving rise to the termination. In the event that Employee is able to cure, this Agreement shall continue in full force and effect.

12. EFFECT OF COMBINATION OR DISSOLUTION.
This Agreement shall not be terminated by the voluntary or involuntary dissolution of Company, or by any merger or consolidation in which Company is not the surviving or result-ing corporation, or upon any transfer of all or substantially all of the outstanding shares or assets of Company. Instead, the provisions of this Agreement shall be binding on and inure to the benefit of Company's creditors, the surviving business entity or the business entity to which such shares or assets shall be transferred

13. LIQUIDATED DAMAGES.
In the event of any material breach of this Agreement by Company, Employee, at his sole option, may terminate this Agreement and, at his sole option, receive as liquidated damages (the "Liquidated Damages") the following:

The full amount of the salary and employee benefits provided for in Section 6 of this Agreement for three months. The sum payable to Employee under this Section shall be payable pursuant to the company's existing payroll practices.

The Liquidated Damages shall be reduced by all amounts that Employee earns during the period between termination of his employment under this Agreement and payment of the Liquidated Damages. The provisions of this Section 13 shall be in addition to any and all rights Employee may have in equity or at law to require Company to comply with or to prevent the breach by Company of this Agreement.

14. ARBITRATION.

14.1 Resolution of Disputes by Arbitration.
Any dispute between or among the parties arising under this Agreement will be resolved in the Superior Court of California by reference to a retired judge or justice associated with Judicial Arbitration and Mediation Services, Los Angeles County, ("JAMS"), pursuant to California Code of Civil Procedure Section 638 et seq. In any arbitration proceeding, the parties shall have the right to discovery, as set forth in Section 1283.05 of the California Code of Civil Procedure and any amendments or successor statutes thereto.

14.2 Selection of Arbitrator.
Within 30 days after filing the action, the complaining party will serve the complaint and a list of a least six retired judges or justices associated with JAMS on the other party. The party proceeded against will choose one of the judges from the list submitted by the complaining party. The judge so selected will hear the case. In the event that the party proceeded against rejects all of the judges or justices named on the list, the Presiding Judge or Assistant Presiding Judge of the Superior Court of California, Los Angeles County, will choose the reference judge from among all of the retired judges or justices associated with JAMS. The retired judge or justice selected will be judge for all purposes.

14.3 Powers of Arbitrator.
The judge selected under Section 14.2 above will:

  rule on all discovery matters and motions and all pretrial or trial motions;
  make any other orders or rulings a sitting judge of the Superior Court would have the power to make in an action or proceeding in the Superior Court;
  try and decide any or all of the issues in any action or proceeding arising out of this Agreement (whether of fact or law or a combination thereof); and
  report a finding and judgment thereon.
All such findings, judgments, rulings, and orders will be entered in the same manner and with the same fully enforceable affect as if the action or proceeding had been tried by a sitting judge of the Superior Court.

15. INDEMNIFICATION.
Company shall indemnify, defend and hold Employee harmless, to the fullest extent permitted by law, for all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties and reasonable attorneys' fees that Employee shall incur or suffer that arise from, result from or relate to the discharge of Employee's duties under this Agreement. Company shall advance to Employee any expenses incurred in defending any such proceeding or claim to the maximum extent permitted by law. Company shall maintain adequate indemnity insurance for this purpose.

16. GENERAL PROVISIONS.

16.1 Further Assurances.
The parties agree that, at any time and from time to time during the Employment Term, they will take any action and execute and deliver any document which any other party reasonably requests in order to carry out the purposes of this Agreement.

16.2 Amendment of Agreement.
. This Agreement may be amended or supplemented only in writing, and no amendment or supplement will be effective unless executed by all of the parties.

16.3 Notices.
Any notice, consent, waiver, demand, or other communication required or permitted to be given by or to any person pursuant to this Agreement (collectively, "Notice") will be in writing, and will be given either by personal service, by certified mail, return receipt requested, or by Federal Express or similar commercial overnight courier service, to a party at the address set forth below.

If to Company:
600 South Lake Street, Suite 405
Pasadena, CA 91106
Attention: Chairman

If to Employee:
Serena Kokjer-Greening
(not available)

In the case of personal service, Notice will be deemed effective on the date of service. In all other cases, Notice will be deemed effective on the date of delivery, as shown on the return receipt or other written evidence of delivery, if any, or three (3) days after dispatch if there is no return receipt or written evidence of delivery. A party may change the address at which Notice is to be given, at any time and from time to time, by giving Notice of the new address to the other parties in accordance with this Section.

16.4 Entire Agreement.
This Agreement contains the entire understanding between the parties, and supersedes all prior understandings and agreements between them, regarding its subject matter. There are no oral or written representations, agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement which are not fully set forth herein.

16.5 Binding Effect; Assignment and Delegation.
This Agreement is binding upon and inures to the benefit of the parties and their respective heirs, executors, administrators, personal representatives, successors, and assigns. Neither party may assign their rights or delegate their duties under this Agreement without the prior written consent of the other, which consent shall not be unreasonably withheld.

16.6 Applicable Law.
This Agreement has been made and executed under, and will be construed and interpreted in accordance with, the laws of the State of California (other than its choice of law rules). The parties consent to the jurisdiction of the courts of the State of California and the United States District Courts located in the State of California in any action or proceeding arising out of this Agreement, and agree that in those actions or proceedings, venue will be proper in Los Angeles County (if the action or proceeding is brought in the Superior Court of California) or in the Central District of California (if the action or proceeding is brought in the United States District Court).

16.7 Attorneys' Fees.
In any action or proceeding to enforce or interpret this Agreement, or arising out of this Agreement, the prevailing party or parties are entitled to recover a reasonable allowance for fees and disbursements of counsel and costs of suit, to be determined by the court in which the action or proceeding is brought. For purposes of this Section 16.7, the term "action" includes any arbitration pursuant to Section 14, the term "costs" includes any arbitrator's fees or expenses incurred in connection with the arbitration, and the term "court" includes any arbitrator.

16.8 Provisions Severable.
Every provision of this Agreement is intended to be severable from every other provision of this Agreement. If any provision of this Agreement is held to be void or unenforceable, in whole or in part, the remaining provisions will remain in full force and effect. If any provision of this Agreement is held to be unreasonable or excessive in scope or duration, that provision will be enforced to the maximum extent permitted by law.

16.9 Non-Waiver of Rights and Breaches.
Any waiver by a party of any breach of any provision of this Agreement will not be deemed to be a waiver of any subsequent breach of that provision, or of any breach of any other provision of this Agreement. No failure or delay in exercising any right, power, or privilege granted to a party under any provision of this Agreement will be deemed a waiver of that or any other right, power, or privilege. No single or partial exercise of any right, power, or privilege granted to a party under any provision of this Agreement will preclude any other or further exercise of that or any other right, power, or privilege.

16.10 Interpretation of Agreement.
Each of the parties has been represented by counsel in the negotiation and preparation of this Agreement. The parties agree that this Agreement is to be construed as jointly drafted. Accordingly, this Agreement will be construed according to the fair meaning of its language, and the rule of construction that ambiguities are to be resolved against the drafting party will not be employed in the interpretation of this Agreement.

16.11 Gender and Number.
Wherever any words are used in this Agreement in the masculine, feminine, or neuter gender, they will be construed as though they were also used in another gender in all cases where they would so apply. Wherever any words are used in this Agreement in the singular or plural form, they will be construed as though they were also used in the other form in all cases where they would so apply.

16.12 Computation of Time.
If any period of time specified in this Agreement for the performance of any action ends on a Saturday, Sunday, or legal holiday in the State of California, that period will be deemed extended to end on the next day which is not a Saturday, Sunday, or legal holiday in the State of California.

16.13 Headings.
The headings of the Sections and Paragraphs of this Agreement are inserted for ease of reference only, and will have no effect in the construction or interpretation of this Agreement.

16.14 Counterparts.
This Agreement and any amendment or supplement to this Agreement may be executed in two or more counterparts, each of which will constitute an original but all of which will together constitute a single instrument.

IN WITNESS WHEREOF, the parties have executed this Agreement at the time and place set forth above.

CYBER MERCHANTS EXCHANGE, INC.

Cyber Merchants Exchange, Inc. dba c-me.com

1999 STOCK OPTION PLAN

  Purpose. The purpose of this Plan is to provide additional incentives to key em-ployees, officers, directors and consultants of Cyber Merchants Exchange, Inc., and any of its Subsidi-aries, there-by helping to attract and retain the best available personnel for positions of responsi-bility with those corporations and otherwise promoting the success of the business activities of such corporations. It is intended that Options issued under this Plan constitute nonqualified stock options.

  Definitions. As used herein, the following definitions apply:

    "1934 Act" means the Securities Exchange Act of 1934, as amended.

    "Board" means the Board of Directors of the Employer.

    "Code" means the Internal Revenue Code of 1986, as amended.

    "Common Stock" means the Employer's common stock.

    "Committee" means the Board or the Committee appointed by the Board in accordance with Section 4(a).

    "Continuous Status as an Employee" means the absence of any interruption or termination of service as an Employee; Con-tinuous Status as an Employee will not be considered interrupted in the case of sick leave, military leave, or any other approved leave of absence.

    "Consultant" means any person who is not an employee or officer of Employer who serves as a consultant of the Employer or any Subsidiary of the Employer which is hereafter organized or acquired by the Employer

    "Employee" means any person employed by or serving as an employee, officer or director of the Employer or any Subsidiary of the Employer which is hereafter organized or acquired by the Employer.

    "Employer" means Cyber Merchants Exchange, Inc., a California corporation.

    "Nonemployee Director" has the meaning set forth in Rule 16b-3 under the 1934 Act.

    "Option" means a stock option granted under the Plan.

    "Optioned Stock" means the Common Stock subject to an Option.

    "Optionee" means any person who receives an Option.

    "Plan" means this 1999 Stock Option Plan.

    "Subsidiary" means any bank or other corporation of which not less than fifty percent (50%) of the voting shares are held by the Employer or a Subsidiary, whether or not such corporation now exists or is hereafter organized or acquired by the Employer or a Subsidiary.

  Stock Subject to Options.

    Number of Shares Reserved. The maximum number of shares which may be optioned and sold under the Plan is two million {2,000,000) shares of Common Stock of the Employer, subject to adjustment as provided in Section 6(j). However no more than two hundred fifty thousand (250,000) of such shares may be issued to Consultants. During the term of this Plan, the Employer will at all times reserve and keep available a suffi-cient number of shares of its Common Stock to satisfy the requirements of the Plan.

    Expired Options. If any outstanding Option expires or becomes unexercis-able for any reason without having been exercised in full, the shares of Common Stock allo-cable to the unexercised portion of such Option will again become available for other Op-tion grants.

  Administration of the Plan.

    The Committee. The Plan is administered by the Board directly, acting as a Committee of the whole, or if the Board elects, by a separate Committee appointed by the Board for that purpose and consisting of at least two Board members, all of whom must be Nonemployee Directors. All references in the Plan to the "Committee" are to such separate Committee, if any is established, or if none is then in existence, then to the Board as a whole. Once appointed, any such Committee must continue to serve until otherwise directed by the Board. From time to time the Board may increase the size of the Committee and appoint additional members thereto, remove members (with or without cause), appoint new members in substitution therefor, and fill vacancies (however caused). At all times, the Board has the power to remove all members of the Committee and thereafter to directly administer the Plan as a Committee of the whole.

    Meetings; Reports. The Committee shall select one of its members as chair-man, and hold meetings at such times and places as the chairman or a majority of the Com-mittee may determine. All actions of the Committee must be either by (i) a majority vote of the members of the full Committee at a meeting of the Committee, or (ii) by unanimous written consent of all members of the full Committee without a meeting. At least annually, the Committee must present a written report to the Board indicating the persons to whom Options have been granted since the date of the last such report, and in each case the date or dates of Options granted, the number of shares optioned, and the Option price per share.

    Powers of the Committee. Subject to all provisions and limitations of the Plan, the Committee has the authority and discretion to:
      Determine the persons to whom Options are to be granted, the times of grant, and the number of shares to be represented by each Option;

      Interpret the Plan;

      Authorize any person or persons to execute and deliver Option agreements or to take any other actions deemed by the Committee to be necessary or appropriate to effectuate the grant of Options by the Committee; and

      Make all other determinations and take all other actions which the Committee deems necessary or appropriate to administer the Plan in accordance with its terms and conditions.

    Final Authority; Limitation of Liability. The Committee's decisions, deter-minations and interpretations are final and binding on all persons, including all Optionees and any other holders or persons interested in any Options, unless otherwise expressly determined by a vote of the majority of the entire Board. No member of the Committee or of the Board may be held liable for any action or determination made in good faith with respect to the Plan or any Option.

  Eligibility; Limitation of Rights. The grant of Options under the Plan is entirely discretionary with the Committee, and the adoption of the Plan does not confer upon any person any right to receive any Option or Options unless and until granted by the Committee, in its sole discretion. Neither the adoption of the Plan nor the grant of any Options to any person or Optionee will confer any right to continued employment, nor shall the same interfere in any way with that person's right or that of the Employer (or any Subsidiary) to termi-nate the person's employment at any time.

  Option Terms; Conditions. All Option grants under the Plan must be (i) approved in advance by the Committee; and (ii) documented in written Option agreements in such form as the Committee approves from time to time. All Option agreements must comply with, and are subject to the following terms and conditions:

    Number of Shares. Each Option agree-ment must state the number of shares subject to Option. Any number of Options may be granted to a single eligible person at any time and from time to time.

    Option Price. The Option price for the shares of Common Stock to be is-sued under the Option will be the weighted average closing price of the Common Stock for the thirty (30) calendar days prior to the date of grant.

    Consideration; Manner of Exercise. The Option price is payable either (i) in U.S. dollars upon exercise of the Option, or (ii) if approved by the Board, in other considera-tion including without limitation Common Stock of the Employer, services, or other prop-erty. An Option is deemed to be exercised when written notice of exercise has been given to the Employer in accordance with the terms of the Option by the person entitled to exer-cise the Option, together with full payment for the shares of Common Stock subject to said notice.

    Term of Option. Under no circumstances may an Option granted under the Plan be exercisable after the expiration of ten (10) years from the date such Option is granted. The term of each Option must be determined by the Committee in its discretion .

    Date of Grant; Vesting, Holding Period. The grant date of an Option, for all pur-poses, is the date the Committee makes the determination granting the Option, as set forth in the Option agreement. All Options shall vest as follows:

      For Consultants, 100% upon completion of the project by Consultant and acceptance of the project by Employer.

      For newly hired Employees, 25% shall vest 6 months after the date of employment of Employee and 4.16% per month thereafter.

      For existing Employees; 4.16% per month commencing with date of grant.

    Shares of Common Stock obtained upon the exercise of any Option may not be sold by any Optionee that is subject to Section 16 of the 1934 Act until six (6) months have elapsed since the date of the Option grant.

    Death of Optionee. In the event of the death of an Optionee who at the time of his death was an Employee and who had been in Continuous Status as an Employee since the date of grant of the Option, the Option terminates on the earlier of (i) six (6) months after the date of death of the Optionee, or (ii) the expiration date otherwise provided in the Option agreement. Under these circumstances, the Option will be exercisable at any time prior to such termination by the Optionee's estate, or by such person or persons who have acquired the right to exercise the Option by bequest or by in-heritance or by reason of the death of the Optionee.

    Disability of Optionee. If an Optionee's status as an Employee is terminated at any time during the Option period by reason of a disability (within the meaning of Sec-tion 22(e)(3) of the Code) and if the Optionee had been in Continuous Status as an Employ-ee at all times between the date of grant of the Option and the termination of his status as an Employee, the Option terminates on the earlier of (i) one (1) year after the date of termi-nation of his status as an Employee, or (ii) the expiration date otherwise pro-vided in the Option agreement.

    Termination of Status as an Employee. If an Optionee's status as an Em-ployee is terminated at any time after the grant of an Option by the Optionee for any reason other than death or disability, as provided in Sections 6(f) and 6(g), and not by the Com-pany, as provided below, the Option terminates on the earlier of (i) thirty (30) days follow-ing termination of status as an Employee, or (ii) the expiration date otherwise provided in the Option agreement. If an Optionee's status as an Employee is terminated at any time after the grant of an Option by the Company for any reason, then the Option terminates on the date of termination of status as an Employee.

    Nontransferability of Options. No Option granted under the Plan may be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee.

    Adjustments Upon Changes in Capitalization. Subject to any required ac-tion by the shareholders of the Employer, the number of shares of Common Stock covered by each outstanding Option, the number of shares of Common Stock available for grant of additional Options, and the price per share of Common Stock specified in each outstanding Option, must be proportionately adjusted for any increase or decrease in the number of is-sued shares of Common Stock resulting from any stock split or other subdivision or con-solidation of shares, the payment of any stock dividend (but only on the Common Stock) or any other increase or decrease in the number of such shares of Common Stock effected without receipt of consideration by the Employer; provided, however, that conversion of any convertible securities of the Employer will not be deemed to have been "effected with-out receipt of consideration."

    Any adjustments as a result of a change in the Employer's capitalization will be made by the Committee, whose determination in that respect is final, binding and conclu-sive. Except as otherwise expressly provided in this Section 6(j), no Optionee shall have any rights by reason of any stock split or the payment of any stock dividend or any other increase or decrease in the number of shares of Common Stock. Except as otherwise expressly provided in this Section 6(j), any issue by the Employer of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect the number of shares or price of Common Stock subject to any Options, and no adjustments in Options shall be made by reason thereof. The grant of an Option under the Plan does not in any way affect the right or power of the Employer to make adjustments, reclassifications, reorganizations or changes of its capital or business structure.

    Conditions Upon Issuance of Shares. Shares of Common Stock may not be issued with respect to an Option granted under the Plan unless the exercise of the Option and the issuance and delivery of such shares pursuant thereto complies with all applicable provisions of law, including, applicable federal and state securities laws.

    As a condition to the exercise of an Option, the Employer may require the person exercising such Option to represent and warrant at the time of exercise that the shares of Common Stock are being pur-chased only for investment and without any present intention to sell or distribute such Common Stock if, in the opinion of counsel for the Employer, such a representation is required by any relevant provisions of law.

    All Shares of Common Stock issued pursuant to the Plan will be "Restricted Securities" as defined in Rule 144 promulgated under the Securities Act of 1933, as amended.

    Change of Control, Merger, Sale of Assets, Etc. In the event of the sale or other transfer of the outstanding shares of stock of the Employer in one transaction or a series of related transactions or a merger or reorganization of the Employer with or into any other corporation, where immediately following the transaction, those persons who were shareholders of the Employer immediately before the transaction control less than 50% of the voting power of the surviving organization (a "change of control event") or in the event of a proposed sale of sub-stantially all of the assets of the Employer, or in the event of a proposed dissolution or liqui-dation of the Employer (collectively, "sale transaction") all outstanding Options that are not then fully exercisable become exercisable immediately before the date of closing of any change of control event or sale transaction or such earlier date as the Committee may fix.

    Substitute Stock Options. In connection with the acquisition or proposed acquisition by the Employer or any Subsidiary, whether by merger, acquisition of stock or assets, or other reorganization transaction, of a business any employees of which have been granted options, the Committee is authorized to issue, in substitution of any such unexercised stock options, a new Option under this Plan which confers upon the Op-tionee substantially the same benefits as the old option

    Tax Compliance. The Employer, in its sole discretion, may take any actions that it reasonably believes to be required in order to comply with any local, state, or federal tax laws relating to the reporting or withholding of taxes attributable to the grant or exercise of any Option or the disposition of any shares of Common Stock issued upon exercise of an Option, including, but not limited to: (i) withholding from any Optionee exercising an Op-tion a number of shares of Common Stock having a fair market value equal to the amount required to be withheld by Employer under applicable tax laws, and (ii) withholding from any form of compensation or other amount due an Optionee or holder of shares of Common Stock issued upon exercise of an Option any amount required to be withheld by Employer under applicable tax laws. Withholding or reporting is considered required for purposes of this Section 6(n) if any tax deduction or other favorable tax treatment available to Employer is conditioned upon such reporting or withholding.

    Other Provisions. Option agreements executed under the Plan may contain such other provisions as the Committee deems advisable, provided that they are not in-consistent with any of the other terms and conditions of the Plan or applicable laws.

  Term of the Plan. The Plan is effective on the date of adoption of the Plan by the Board. Unless sooner terminated as provided in Section 8, the Plan will terminate on the tenth (10th) anniversary of its effective date. Options may be granted at any time after the effective date and prior to the date of termination of the Plan.

  Amendment; Early Termination. The Board may terminate or amend the Plan at any time and in such respects as it deems advisable, although no amendment or termination would affect any previously-granted Options, which would remain in full force and effect notwithstanding any amendment or termination of the Plan Shareholder approval of any amendments to the Plan must be obtained whenever required by applicable law(s).

CYBER MERCHANTS EXCHANGE, INC.

NOTICE OF GRANT OF OPTION UNDER
THE 1999 CYBER MERCHANTS EXCHANGE, INC.
STOCK OPTION PLAN

Date:

Name
Address
City, State Zip

Subject to your acceptance, Cyber Merchants Exchange, Inc. (the "Company") hereby grants to you an Option to purchase up to                 (               ) common shares of the Company at an Option price of                 (               ) per share, all on the terms and conditions set forth per the 1999 Cyber Merchants Exchange, Inc. Stock Option Plan.

Please acknowledge your receipt of this Notice of Grant of Option and the 1999 Cyber Merchants Exchange, Inc. Stock Option Plan, and your acceptance thereof, by signing the enclosed copy of this Notice as indicated below and returning it to the Company's Secretary.

CYBER MERCHANTS EXCHANGE, INC.
BOARD OF DIRECTORS' SUB-COMMITEE

By: /s/ Howard Moore Howard Moore Its: Chairman By: /s/ Frank S. Yuan Frank S. Yuan Its: Member	By: /s/ Charles Rice Charles Rice Its: Member

ACCEPTANCE

The undersigned represents and acknowledges that by his/her signature below, he/she has received a copy of the 1999 Cyber Merchants Exchange, Inc. Stock Option Plan (the "Plan"), has reviewed it in its entirety and is familiar with the terms and provisions thereof, and accepts the Option subject to all the terms and conditions of the Plan.

SOFTWARE SALES AGREEMENT

Recitals.

WHEREAS Cyber Merchants Exchange, d.b.a. C-ME.com owns Internet Sourcing Network™ (ISN) and Virtual Trade Show™ (VTS), hereinafter refers to as the Software

WHEREAS Global Purchasing Dotcom wishes to purchase the ISN And VTS

WHEREAS Cyber Merchants Exchange wishes to sell to Global Purchasing Dotcom the software,

NOW, THEREFORE, in consideration of the mutual covenants contained in this Agreement, the parties agree as follows,

AGREEMENT

  Parties. The parties to this Agreement are Cyber Merchants Exchange hereinafter refers to as Seller, a corporation created under the laws of the State of California, United States of America, and Global Purchasing Dotcom, a corporation created under the laws of the State of Washington, hereinafter refers to as Buyer

    Sales.

      1.1 Territory of Use. Upon the terms, royalty payments, and conditions set forth in this Agreement, the Seller hereby grants an exclusive right to use the technology, Software and trademarks, in the Market Region as defined in the Joint Venture Agreement between Cyber Merchants Exchange and Global Purchasing Dotcom.

      1.2 Amount of Sales. The Buyer understands, and agrees to pay the Seller US$ 400,000 for the Software. The payment shall be within 3 months of the effective date of this contract.

      1.3 Terms of Maintenance. In the event that the Buyer desires to update, or ask Cyber Merchants Exchange to maintain the Software, terms and conditions are to be separately negotiated.

    Hardware Expenses.

    The parties understand that the fees do not include any hardware, and storage media. Seller may make recommendations and Buyer may purchase equipments directly from vendors.

    Travel Expenses.

    Seller and Buyer understand the fees do not include Seller's travel related expenses in connection with on-site Software performed by Seller. Buyer agrees to reimburse all such expenses.

    Confidentiality

    a. Except as specifically authorized under this Section, neither Seller nor Buyer shall use or disclose any Confidential Information of the other. For purposes of this Agreement, the term "Confidential Information" shall mean any and all information, data, know-how and documentation relating to the other party's proprietary rights or business, including but not limited to information related to, product development, software products, algorithms, business, marketing and distribution plans, the terms and conditions of this Agreement, financial statements and financial projections, which either party learns or receives from the other, excluding any information that either party can document is generally known in the computer industry, or becomes known to the other party by means other than through a breach by anyone under an obligation of confidence, or is provided to the other party by a third party under no obligation to keep such information confidential.

    b. Seller and Buyer agree to maintain each other's Confidential Information in strict confidence using at least the same degree of care as each uses to maintain the confidentiality of its own most confidential information.

    c. Seller and Buyer agree to maintain Confidential Information for use only by those of its respective employees who require access to such information to fulfill its respective obligations under this Agreement, provided that such employees and individuals have agreed in writing to maintain the confidentiality of confidential information in a manner that is sufficient to protect the Confidential Information. Seller and Buyer both agree to advise the other immediately in the event that it learns or has reasons to believe that a person who has access to the other's Confidential Information, or any portion thereof, has violated or intends to violate the terms of this Agreement; and each will, at its own expense, cooperate with the other in seeking injunctive or other equitable relief against such person.

    Intellectual Property Rights and Restrictions.

    a. Seller shall give Buyer advance written notice if any proprietary information or any work, Software or deliverables provided to Buyer under this Agreement is non-transferable and non-assignable or cannot be used, partially or in full, to provide Software to or develop products for a third party.

    b. If Buyer files any patent based on the Software provided by Seller in the Market Region, Seller shall be the Inventor or on the inventor's list and Buyer shall be the Assignee.

    c. In the event that the Buyer discloses public information containing, in full, or any portion thereof, relating to the use of the Software, the Buyer agrees to make public the name of the Seller as part of the press release note.

    Equipment Failure.

    Buyer understands that Seller does not manufacture nor has control over the quality, reliability, performance, and durability of the hardware equipment purchased by Buyer and used by Seller to provide Software as set forth in Section 2. However, Seller will work with the equipment's manufacturers/providers to reasonably ensure a maximized performance of the equipment. Extra Software charge may apply.

    Internet Connectivity.

    Buyer understands that Seller does not own the Internet connection which Seller leases from its ISP, nor is Seller responsible for connectivity, reliability and performance of the Internet connection. However, Seller will work with its ISP to reasonably ensure that performance and connectivity from Seller to its ISP is maximized.

    Indemnity.

    Buyer agrees to indemnify and hold Seller not liable against any claim, actions or demands arising out of any content or software disseminated by Buyer and/or its users in any way connected to the Software, and out of Seller's hosting and maintenance of Buyer's servers, systems, and domain names.

    Limitation of Liability

    IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR INCIDENTAL, INDIRECT, SPECIAL OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES WHATSOEVER RESULTING FROM LOSS OF USE, DATA OR PROFITS, ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT.

    Force Majeure

    Seller exercises no control over, and accepts no responsibility for, the content stored on Buyer's servers, the way Buyer and/or its users use the applications residing on the servers, and the information passing through Seller's computer network in connection with Buyer's business. Seller shall not be liable for any delay or failure in performance due to Force Majeure, which shall include without limitation acts of God, earthquake, labor disputes, changes in law, regulation or government policy, riots, war, fire, epidemics, acts or omissions of vendors or suppliers, equipment failures, loss of Internet connections, transportation difficulties, or other occurrences which are beyond Seller's reasonable control.

    In any case, Seller's entire liability under or arising out of this Agreement shall be limited to the sales amount Buyer paid for the Software that gave rise to the liability.

    Marketing and Promotion

    a. Subject to the terms of this Agreement, Seller and Buyer have the right to use the other party's name, trade name(s), trademarks, and logos solely in connection with marketing and promotion of its own business provided that both parties shall agree mutually on the content.

    b. All costs and expenses associated with marketing and promotional efforts under this Agreement shall be borne exclusively by the initiating party. The other party shall have no financial responsibility with respect to such activities unless previously agreed in writing.

    No Assignment.

    Buyer shall not sell, transfer, or assign this Agreement without the prior written consent of Seller. Any act in derogation of the foregoing shall be null and void, and Buyer will remain obligated under this Agreement. This Agreement shall benefit and be binding upon the parties to this Agreement and their respective permitted successors and assigns.

    Waiver.

    The waiver or failure of either party to exercise in any respect any right provided for in this Agreement shall not be deemed a waiver of any further right under this Agreement.

    Severability.

    If any provision of this Agreement is held by a court of competent jurisdiction to be contrary to law, the remaining provisions of this Agreement will remain in full force and effect.

    Governing Law and Arbitration.

    Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. This Agreement shall be construed in accordance with the laws of California, except the arbitration clause which shall be enforced pursuant to the Federal Arbitration Act. All arbitration proceedings shall take place within the city limits of Pasadena, California. The award of the arbitrator(s) must be made in writing, with findings of fact and conclusions of law.

    No Oral Modification.

    No modification, amendment or waiver of any of the provisions of this Agreement shall be effective unless made in writing specifically referring to this Agreement and duly signed by each party hereto.

    Entire Agreement.

    This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof, and any and all written or oral agreements heretofore existing between the parties hereto with respect to the subject matter hereof are expressly canceled.

IN WITNESS WHEREOF, this Agreement has been executed in counterparts by the parties hereto as of the date first written above.

SELLER /s/Frank S. Yuan By: Frank S. Yuan Date: June 21, 2000	BUYER /s/ Julia Wang By: Julia Wang Date: June 21, 2000

SOFTWARE SALES AGREEMENT

Recitals.

WHEREAS Cyber Merchants Exchange, d.b.a. C-ME.com owns Internet Sourcing Network™ (ISN) and Virtual Trade Show™ (VTS), hereinafter refers to as the Software

WHEREAS eSEA Co., LTD wishes to purchase the ISN And VTS

WHEREAS Cyber Merchants Exchange wishes to sell to eSEA Co., LTD the software,

NOW, THEREFORE, in consideration of the mutual covenants contained in this Agreement, the parties agree as follows,

AGREEMENT

  Parties. The parties to this Agreement are Cyber Merchants Exchange hereinafter refers to as Seller, a corporation created under the laws of the State of California, United States of America, and eSEA Co., LTD, a corporation created under the laws of the State of Delaware, hereinafter refers to as Buyer

    Sales.

      1.1 Territory of Use. Upon the terms, royalty payments, and conditions set forth in this Agreement, the Seller hereby grants an exclusive right to use the technology, Software and trademarks, in the Market Region as defined in the Joint Venture Agreement between Cyber Merchants Exchange and eSEA Co., LTD.

      1.2 Amount of Sales. The Buyer understands, and agrees to pay the Seller US$ 300,000 for the Software. The payment shall be within 3 months of the effective date of this contract.

      1.3 Terms of Maintenance. In the event that the Buyer desires to update, or ask Cyber Merchants Exchange to maintain the Software, terms and conditions are to be separately negotiated.

    Hardware Expenses.

    The parties understand that the fees do not include any hardware, and storage media. Seller may make recommendations and Buyer may purchase equipments directly from vendors.

    Travel Expenses.

    Seller and Buyer understand the fees do not include Seller's travel related expenses in connection with on-site Software performed by Seller. Buyer agrees to reimburse all such expenses.

    Confidentiality

    a. Except as specifically authorized under this Section, neither Seller nor Buyer shall use or disclose any Confidential Information of the other. For purposes of this Agreement, the term "Confidential Information" shall mean any and all information, data, know-how and documentation relating to the other party's proprietary rights or business, including but not limited to information related to, product development, software products, algorithms, business, marketing and distribution plans, the terms and conditions of this Agreement, financial statements and financial projections, which either party learns or receives from the other, excluding any information that either party can document is generally known in the computer industry, or becomes known to the other party by means other than through a breach by anyone under an obligation of confidence, or is provided to the other party by a third party under no obligation to keep such information confidential.

    b. Seller and Buyer agree to maintain each other's Confidential Information in strict confidence using at least the same degree of care as each uses to maintain the confidentiality of its own most confidential information.

    c. Seller and Buyer agree to maintain Confidential Information for use only by those of its respective employees who require access to such information to fulfill its respective obligations under this Agreement, provided that such employees and individuals have agreed in writing to maintain the confidentiality of confidential information in a manner that is sufficient to protect the Confidential Information. Seller and Buyer both agree to advise the other immediately in the event that it learns or has reasons to believe that a person who has access to the other's Confidential Information, or any portion thereof, has violated or intends to violate the terms of this Agreement; and each will, at its own expense, cooperate with the other in seeking injunctive or other equitable relief against such person.

    Intellectual Property Rights and Restrictions.

    a. Seller shall give Buyer advance written notice if any proprietary information or any work, Software or deliverables provided to Buyer under this Agreement is non-transferable and non-assignable or cannot be used, partially or in full, to provide Software to or develop products for a third party.

    b. If Buyer files any patent based on the Software provided by Seller in the Market Region, Seller shall be the Inventor or on the inventor's list and Buyer shall be the Assignee.

    c. In the event that the Buyer discloses public information containing, in full, or any portion thereof, relating to the use of the Software, the Buyer agrees to make public the name of the Seller as part of the press release note.

    Equipment Failure.

    Buyer understands that Seller does not manufacture nor has control over the quality, reliability, performance, and durability of the hardware equipment purchased by Buyer and used by Seller to provide Software as set forth in Section 2. However, Seller will work with the equipment's manufacturers/providers to reasonably ensure a maximized performance of the equipment. Extra Software charge may apply.

    Internet Connectivity.

    Buyer understands that Seller does not own the Internet connection which Seller leases from its ISP, nor is Seller responsible for connectivity, reliability and performance of the Internet connection. However, Seller will work with its ISP to reasonably ensure that performance and connectivity from Seller to its ISP is maximized.

    Indemnity.

    Buyer agrees to indemnify and hold Seller not liable against any claim, actions or demands arising out of any content or software disseminated by Buyer and/or its users in any way connected to the Software, and out of Seller's hosting and maintenance of Buyer's servers, systems, and domain names.

    Limitation of Liability

    IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR INCIDENTAL, INDIRECT, SPECIAL OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES WHATSOEVER RESULTING FROM LOSS OF USE, DATA OR PROFITS, ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT.

    Force Majeure

    Seller exercises no control over, and accepts no responsibility for, the content stored on Buyer's servers, the way Buyer and/or its users use the applications residing on the servers, and the information passing through Seller's computer network in connection with Buyer's business. Seller shall not be liable for any delay or failure in performance due to Force Majeure, which shall include without limitation acts of God, earthquake, labor disputes, changes in law, regulation or government policy, riots, war, fire, epidemics, acts or omissions of vendors or suppliers, equipment failures, loss of Internet connections, transportation difficulties, or other occurrences which are beyond Seller's reasonable control.

    In any case, Seller's entire liability under or arising out of this Agreement shall be limited to the sales amount Buyer paid for the Software that gave rise to the liability.

    Marketing and Promotion

    a. Subject to the terms of this Agreement, Seller and Buyer have the right to use the other party's name, trade name(s), trademarks, and logos solely in connection with marketing and promotion of its own business provided that both parties shall agree mutually on the content.

    b. All costs and expenses associated with marketing and promotional efforts under this Agreement shall be borne exclusively by the initiating party. The other party shall have no financial responsibility with respect to such activities unless previously agreed in writing.

    No Assignment.

    Buyer shall not sell, transfer, or assign this Agreement without the prior written consent of Seller. Any act in derogation of the foregoing shall be null and void, and Buyer will remain obligated under this Agreement. This Agreement shall benefit and be binding upon the parties to this Agreement and their respective permitted successors and assigns.

    Waiver.

    The waiver or failure of either party to exercise in any respect any right provided for in this Agreement shall not be deemed a waiver of any further right under this Agreement.

    Severability.

    If any provision of this Agreement is held by a court of competent jurisdiction to be contrary to law, the remaining provisions of this Agreement will remain in full force and effect.

    Governing Law and Arbitration.

    Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. This Agreement shall be construed in accordance with the laws of California, except the arbitration clause which shall be enforced pursuant to the Federal Arbitration Act. All arbitration proceedings shall take place within the city limits of Pasadena, California. The award of the arbitrator(s) must be made in writing, with findings of fact and conclusions of law.

    No Oral Modification.

    No modification, amendment or waiver of any of the provisions of this Agreement shall be effective unless made in writing specifically referring to this Agreement and duly signed by each party hereto.

    Entire Agreement.

    This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof, and any and all written or oral agreements heretofore existing between the parties hereto with respect to the subject matter hereof are expressly canceled.

IN WITNESS WHEREOF, this Agreement has been executed in counterparts by the parties hereto as of the date first written above.

SELLER /s/ Frank S. Yuan By: Frank S. Yuan Date: June 23, 2000	BUYER /s/ Padoongkiat Apichaidejudom By: Padoongkiat Apichaidejudom Date: June 23, 2000

Cyber Merchants Exchange, Inc. Technology Transfer Agreement

Cyber Merchants Exchange, Inc., d.b.a. C-ME.com hereby agrees to license its proprietary Linux-based software system "ISN" in a turnkey format to C-ME.com/Taiwan

Cost:
United States $300,000

Duration:
This license is valid for the duration of C-ME.com/Taiwan's legal existence.

Payment:
Payment will be wired within two weeks of the establishment of C-ME.com/Taiwan by registration of the corporation with local government officials.

Training:
C-ME.com will be responsible for training all appropriate C-ME.com/Taiwan personal on the techniques and procedures for implementing the C-ME.com software system and inputting product information into the system.

Documentation:
C-ME.com will provide accompanying documentation for its software system in the form of training manuals.

Maintenance:
C-ME.com will maintain and update all C-ME.com/Taiwan product information in detail on its main servers in the United States.

Agreed:

Cyber Merchants Exchange /s/ Frank Yuan Frank Yuan Chairman & CEO Date: _____________	C-ME.com/Taiwan /s/ Hsiao-Pai Chen Hsiao-Pai Chen Chairman Date: _____________

Joint Venture Agreement

This Joint Venture Agreement (hereinafter the "Agreement") is entered into this day 25th day of March 2000 (hereinafter the "Effective Date") by and between:

Cyber Merchants Exchange, Inc., a NASDAQ-listed corporation duly registered under the laws of the United States of America and having its registered office at 600 S. Lake Avenue, Suite 405, Pasadena, CA 91106 (hereinafter referred to as "C-ME.com");

and

Good Support International Limited., a limited company duly registered under the laws of BVI and having its registered office PO Box 957 offshore Incorporations Center, Road Town Tortola, BVI. (hereinafter referred to as "Good Support")

WHEREAS, C-ME.com owns a proprietary web-based communications system for the retail industry that enables retailers and their vendors to conduct negotiations and facilitate global merchandise sourcing;

WHEREAS, C-ME.com desires to expand its business in the People's Republic of China region through the establishment of a joint venture company (hereinafter the "JV");

WHEREAS, Good Support is willing to meet C-ME.com's intention and is ready to invest into the JV;

WHEREAS, C-ME.com and Good Support have agreed to cooperate in expanding the proposed business of the JV and to establish their relationship as shareholders of the JV by entering into this Agreement;

NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the parties hereto agree as follows:

  A. Provisions for the Incorporation of Joint Venture Company

    Organization and Registration. After the Effective Date of this Agreement, the parties hereto shall promptly cause JV, under the name of "Global Purchasing Dotcom, Inc.," to be organized and registered as a company with liability limited by shares under the laws of state of Washington U.S.A. All costs necessary therefor shall be borne by the JV. The parties hereto shall fully cooperate with each other with respect to the procedures and particulars of the organization and registration of JV.

    Market Region. The region in which JV operate and have activities in shall be People of Republic China (hereinafter the "Market Region"). In consideration for the risk, investment and effort involved in developing the Market Region, C-ME.com agrees and undertakes to retain, on an exclusive basis, the region solely for JV. If C-ME.com shall breach this exclusivity obligation; C-ME.com shall be liable for the capitals invested by Good Support plus interest of 24% per annum.

    Business Purpose of Joint Venture. The purpose of this joint venture is to:

      Allow, through C-ME.com's proprietary web-based communicated system to facilitate the front-end merchandise sourcing of the following:

        Retailers to communicate, conduct negotiations, and facilitate sourcing (searching for and locating products) directly from manufacturers and exporters (hereinafter "Vendors") from the Market Region and for such Vendors to have guaranteed access and continuous electronic feedback directly from the retailers.

        Retailers from the Market Region to communicate, conduct negotiations, and facilitate sourcing (searching for and locating products) directly from Vendors and for such Vendors to have guaranteed access and continuous electronic feedback directly from the retailers.

      Establish other internet-related businesses to be approved by the Board of Directors.

    Capital of JV. The first round of capital of JV shall be two million U.S. dollars (US$2,000,000). Ten million (10,000,000) shares with par value of twenty cents (US¢ 20) per share, shall be subscribed and paid by the parties hereto within fifteen (15) days after the Initial Shareholders' Meeting of JV. The number of shares to be subscribed and the amount to be paid in cash on the above subscription by each of the parties hereto shall be as follows:

      Good Support consortium   50%   5 million shares   US$1,000,000

      C-ME.com consortium   50%   5 million shares   US$1,000,000

    The second round of capital of JV shall be two million U.S. dollars (US$2,000,000). Ten million (10,000,000) shares with par value of twenty cents (US¢ 20) per share, shall be subscribed and paid by the parties hereto within two (2) years after the Initial Shareholders' Meeting of JV. The number of shares to be subscribed and the amount to be paid in cash on the above subscription by each of the parties hereto shall be as follows:

      Good Support consortium   50%   5 million shares   US$1,000,000

      C-ME.com consortium   50%   5 million shares   US$1,000,000

    Restriction of Transfers. The parties hereto agree that the founding shares of JV are non-transferable for one year. Both parties further agree to inform the other party of the intention to sell or transfer shares after the one-year restricted period and before JV becomes a publicly traded company.

    Except in accordance with prior written approval from the other party, the parties hereto agree that any shareholder of JV shall not sell, assign, grant, transfer title or rights to, nor otherwise pledge or encumber any of the shares of JV held by itself in any way whatsoever, to any market competitor, nor take any action leading to or likely result in any of the foregoing.

    Right of First Refusal. In the event a party at any time desires to sell any or part of its shares to a third party, the other party shall have the right of first refusal to purchase the same. If such right of first refusal is not exercised within the period of fifteen (15) days after the offer, the selling party may then offer its shares to the third party.

    Additional Capital. Should the parties hereto determine that additional capital is required for JV beyond the capital to be contributed by the parties hereto pursuant to Clause A.4 hereof, such additional capital shall be funded in the following manner:

      Proportionate to the percentage ownership of each party; else

      If one party does not participate, in part or in full, in the capital increase, the other party has the right of first refusal to fund the balance of the required capital increase; else

      If both parties do not participate, in part or in full, in the capital increase, a third party may be invited to provide the required funds in return for an equivalent percentage shareholding in the JV.

    Guarantee to Lender. If any lender requires guarantees as a condition to make a loan to JV, the parties hereto undertake to provide the guarantee respectively in proportion to their shareholding ratio in JV.

    No Competition. The shareholders shall not, in the Market Region, engage in any business activity, either directly or indirectly, in any manner or capacity, on its own behalf or on behalf of any other person, firm, corporation or organization, that may interfere with or impair its ability to perform any of its duties or obligations under this Agreement, nor accept or continue any obligations which may interfere with or impair its ability to perform any of its duties or obligations under this Agreement. A breach of this clause will result in the defaulting party to be liable for the capital invested by the non-defaulting party plus interest of 24% per annum.

  C-ME.com's Responsibilities and Contributions

    Retail Buyer Relationships. C-ME.com is responsible for supporting relationships with existing retail partners and facilitating each retail partner's use of its service as their primary internet merchandise sourcing method, and developing new relationships with large U.S.-based retailers such as Wal-mart, K-Mart, Sears, J.C. Penney, etc.

    Joint Venture Relationships. C.ME.com is responsible to ensure that C-ME.com's joint venture companies outside the Market Region guarantee the direct communication, negotiation, and sourcing between their retailers and JV's Vendors and their Vendors with JV's retailers through C-ME.com's proprietary web-based communication system.

    Product Information Maintenance: C-ME.com is responsible for hosting all Vendors' product and information from the Market Region on its servers in order to "push" or broadcast such information to U.S.-based retail buyers. C-ME.com shall permit and guarantee access to its servers for JV and its Vendors to update, communicate and transact with retail buyers.

    JV shall be responsible to host all Vendors' product and information on its servers in order to "push" or broadcast such information to retail buyers in the Market Region.

    Training. C-ME.com is responsible for training and enhancing the skills of JV's employees to be proficiently skilled at using Software, at C-ME.com's expense. All costs related to the initial training, including food and accommodation expenses, shall be borne by C-ME.com. Thereafter, food and accommodation expenses for any further training shall be borne by JV.

  Good Support's Responsibilities and Contributions

    Vendor Relationships. Good Support's overall responsibility is to help JV secure additional Vendors for JV.

    Retail Buyer Relationships. Good Support's overall responsibility is to help JV develop new relationships with retail partners in the Market Region and facilitating each retail partner's use of its service as their primary internet merchandise sourcing method.

    Offices. Good Support will help JV secure conveniently located office space and procure the necessary accessories and equipment (computer, scanner, digital camera, telephone, facsimile machines, etc.) at reasonable market prices in order for JV to provide and support its services to Vendors.

  Revenue Distribution

    Subscription Fees:
    Each manufacturer, who wishes to be on our ISN, pays a fixed subscription fee. The subscription fee structure will be adjusted according to the local business environment. A revenue sharing program will work as follows:
    (Note: Current Subscriptions Fees are (in USD): USA 2100, Taiwan 1000, Hong Kong 1000, China 600)

    Example:
    C-ME.com Germany secures a retailer (Karstadt-Hertie), and an exclusive ISN extranet is set up for Karstadt-Hertie. After the installation of Karstadt-Hertie ISN, all other C-ME.com's regional offices will be notified. C-ME.com China (Global Purchasing Dotcom) will enlist as many manufacturers as possible to be on KH ISN, with an annual subscription fee of 1000 USD from Chinese manufacturers. C-ME.com China will retain 90% of the subscription fee, while 10% will be paid to C-ME.com Germany. Other regional C-ME.com JV companies from other countries will also perform similar activities. It is therefore to the JV Company's best interest to enlist quality and reliable manufacturers to attract large and reputable retailers. Retailers want reliable and quality manufacturers to be on their ISN network. Please note that a retail group is one exclusive ISN, therefore the more retail groups we have, the more ISN we will establish. Furthermore, a manufacturer can join more than one ISN, depending on the needs of the retailers. The Regional JV Partner can decide the subscription fees for Good Support ISN.

    Transaction Fee Paid by Retailer:
    Retailers will pay a 5% transaction commission to the JV Company that enlisted the retailer. (One ISN, Factory 2 U, has already signed the agreement) A revenue sharing scheme will work as follows:

    Example:
    C-ME.com USA will receive a 5% transaction commission from F2U ISN transactions. 70% will be retained by C-ME.com USA, and 30% will be paid to the JV Company that enlisted the transacting manufacturing vendor (C-ME.com China)

    Transaction Fee Paid by Manufacturers:
    At the present time, we are seeking the possibilities of manufacturers to pay transaction commissions as well. If manufacturers pay a percentage commission, the revenue sharing scheme will work similar to the above listed transaction fees paid by the retailers.

    Example:
    A transaction is completed between C-ME.com China's client (Company A) and Factory 2 U, using the F2U ISN. A 5% percentage commission is paid to C-ME.com China. C-ME.com China will retain 70%, while 30% will be paid to C-ME.com USA who is responsible for the care taking of F2U business relationship, and ISN operation.

  Management of Joint Venture Company

    General Meeting of Shareholders. A quorum for a general meeting of the shareholders of JV shall require the presence, in person or by proxy, of shareholders of JV holding one half (1/2) or more of the total issued and outstanding shares of JV entitled to vote. Resolutions of a general meeting of the shareholders of JV shall be adopted by an affirmative vote of half (1/2) of shares represented, in person or by proxy, at a meeting at which a quorum is present.

    Decisions on the following matters shall be made by special resolution only which shall require affirmative votes not less than three-fourths (3/4) of the shares held by shareholders, in person or by proxy, present at the meeting:

      Transfer or change of all or an important part of JV's own business
      Granting of subscription rights to new shares of stock of JV to any person other than shareholders of JV
      Merger with or acquisition of all or an important part of other company
      Increase or decrease of the capital stock
      Dissolution of JV

    Board of Directors of JV. The directors of JV shall be elected at the General Meeting of Shareholders. The number of directors of JV shall be five (5). Two (2) of the directors shall be nominated by Good Support and two (2) of the directors shall be nominated by C-ME.com. One (1) of directors shall be nominated by Good Support and C-ME. Com jointly. In case of death, resignation or removal of a director prior to the end of his/her term, Good Support or C-ME.com shall agree to appoint such new director who is nominated by the other company until the end of his/her term.

    Responsibility for the management and direction of JV shall be vested in the Board of Directors. A quorum for the Board of Directors shall require the presence of four (4) directors and any resolutions of the Board of Directors shall be adopted by the affirmative vote of three (3) or more of the directors.

    Management Personnel. The nomination and appointment of the management personnel of JV shall be vested with the Board of Directors. The management personnel shall be responsible for the planning and control of JV's human resource.

  Confidentiality and Proprietary Information

    Proprietary Information. Neither party shall, without the other party's prior written consent, disclose, provide, or make available any of the Proprietary Information of the other party in any form to any person, except to bona fide employees, officers, directors or consultants of such party whose access is necessary to enable the establishment of the JV and who are similarly bound to hold the Proprietary Information in confidence. Proprietary Information as used in this Agreement includes, without limitation, all information disclosed at any time before, after or at the time of execution of this Agreement between the parties and relating to their respective businesses, customers, products, services, patents, copyrights and/or other intellectual property rights, methods, marketing and sales plans, financial status, strategies and the like and any other confidential information or trade secrets which have been or will be disclosed between the parties. Provided, however, such obligations shall not apply to any information which is or becomes published or otherwise generally available to the public.

  Term and Termination

    Term. This Agreement shall become effective upon execution by both parties and shall continue in effect thereafter until the establishment of the JV as signified by the signing of the Corporation By-laws and the Shareholders' Agreement, both of which shall supercede this Joint Venture Agreement.

    Termination. This Agreement shall terminate under the follow circumstances:

      In the event of a default or material breach of any provisions of the Agreement by either of the parties hereto, if the non-defaulting party gives notice in writing of such default or breach and such default or breach is not cured within thirty (30) days after such notice, the non-defaulting party giving such notice shall have the right to terminate this Agreement at any time thereafter by giving written notice of the termination.

      In the event of an occurrence of any of following events which exist as to either party, the non-defaulting party shall have the right to terminate this Agreement at any time after giving a written notice of the termination:

        entry of an order for relief under applicable bankruptcy laws action under applicable insolvency or similar law in effect for the purpose of bankruptcy, dissolution, liquidation or winding up cancellation of permits or approvals by government order, or other conditions that will interfere with its performance of this Agreement

    Effect of Termination. Upon termination of this Agreement, the non-defaulting party shall have the option to request the defaulting party to assign its whole shares of JV to such non-defaulting party or any third party nominated by it. Upon such request, the defaulting party shall consummate the sales of the shares within thirty (30) days. The price of the shares shall be calculated based upon the book value of the assets of JV at the time of such request.

  Arbitration

    All disputes, controversies or differences that may arise between the parties hereto, out of or in relation to or in connection with this Agreement, or for the material breach thereof, shall be settled in state of Washington, U.S.A. through bona fide negotiations between the parties hereto. Should such negotiation fail to come an agreement for settlement within two (2) months after the commencement thereof, either of the parties may require the final settlement under the Rules of Conciliation and Arbitration of the International Chamber of Commerce by one or more arbitrators appointed in accordance with the Rules. The award to be rendered shall be final and binding upon both parties hereto.

  General Provisions

    Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof and supercedes all prior agreements between the parties, whether written or oral, relating to the same subject matter. No modifications, amendments, or supplements to this Agreement shall be effective for any purpose unless in writing and signed by the parties.

    No Waiver. The waiver by either party of a breach or default in any of the provisions of this Agreement by the other party shall not be construed as a waiver of any succeeding breach of the same or other provisions; nor shall any delay or omission on the part of either party to exercise or avail itself of any right, power, privilege that has or may have hereunder operated as a waiver of any breach or default by the other party.

    Force Majeure. Any delay or nonperformance of any provision of this Agreement (other than for the payment of amounts due hereunder) caused by conditions beyond reasonable control of either party or its employees, shall not constitute a breach of this Agreement, and the time of performance of such provision, if any, shall be deemed to be extended for a period equal to the duration of the conditions preventing such performance.

    Severability. If any provision of this Agreement is found by any court of competent jurisdiction to be invalid or unenforceable, the invalidity of such provision shall not affect the other provisions of this Agreement, and all provisions not affected by such invalidity shall remain in full force and effect.

    Governing Law. This Agreement and any disputes arising out of or in connection with this Agreement shall be governed by and construed in accordance with the laws of the country of incorporation of JV.

    Headings. Headings contained in this Agreement are for reference purposes only and do not form part of this Agreement and shall not be deemed to alter or affect the meaning of any of the provisions hereof or the interpretation hereof.

    Section F shall survive any termination of this Agreement.

IN WITNESS WHEREOF, the undersigned, intending to be legally bound, have duly executed this Agreement to become effective as of the date first above written.

Good Support International Limited, Inc., By: /s/ Julia Wang Julia Wang Chairman & CEO	Cyber Merchants Exchange, Inc. By: /s/ Frank Yuan Mr. Frank Yuan Chairman & CEO

Joint Venture Agreement

This Joint Venture Agreement (hereinafter the "Agreement") is entered into this day 11th day of March 2000 (hereinafter the "Effective Date") by and between:

Cyber Merchants Exchange, Inc., a NASDAQ-listed corporation duly registered under the laws of the United States of America and having its registered office at 600 S. Lake Avenue, Suite 405, Pasadena, CA 91106 (hereinafter referred to as "C-ME.com");

and

Vickem Patana Co., Ltd., a limited company duly registered under the laws of Thailand and having its registered office at No. 42 Soi 49, Sukhumvit Road, Klongton-nua, Wattana, Bangkok 10110 (hereinafter referred to as "VICKEM").

WHEREAS, C-ME.com owns a proprietary web-based communications system for the retail industry that enables retailers and their vendors to conduct negotiations and facilitate global merchandise sourcing;

WHEREAS, C-ME.com desires to expand its business in the Asia Pacific region through the establishment of a joint venture company (hereinafter the "JV");

WHEREAS, VICKEM is willing to meet C-ME.com's intention and is ready to invest into the JV;

WHEREAS, C-ME.com and VICKEM have agreed to cooperate in expanding the proposed business of the JV and to establish their relationship as shareholders of the JV by entering into this Agreement;

NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the parties hereto agree as follows:

  Provisions for the Incorporation of Joint Venture Company

    Organization and Registration. After the Effective Date of this Agreement, the parties hereto shall promptly cause JV, under the name of "C-ME (Far East) Co., Ltd." to be organized and registered as a company with liability limited by shares under the laws of either Thailand or the United States. All costs necessary therefor shall be borne by JV. The parties hereto shall fully cooperate with each other with respect to the procedures and particulars of the organization and registration of JV.

    Market Region. The region in which JV operate and have activities in shall be Thailand, Philippines, Vietnam, Burma, Laos and Cambodia (hereinafter the "Market Region"). JV shall have the right of first refusal to include Korea in the Market Region. In consideration for the risk, investment and effort involved in developing the Market Region, C-ME.com agrees and undertakes to retain, on an exclusive basis, the region solely for JV. If C-ME.com shall breach this exclusivity obligation, C-ME.com shall be liable for the capital invested by VICKEM plus interest of 24% per annum.

    Business Purpose of Joint Venture. The purpose of this joint venture is to:

      Allow, through C-ME.com's proprietary web-based communicated system to facilitate the front-end merchandise sourcing of the following:

        Retailers to communicate, conduct negotiations, and facilitate sourcing (searching for and locating products) directly from manufacturers and exporters (hereinafter "Vendors") from the Market Region and for such Vendors to have guaranteed access and continuous electronic feedback directly from the retailers.

        Retailers from the Market Region to communicate, conduct negotiations, and facilitate sourcing (searching for and locating products) directly from Vendors and for such Vendors to have guaranteed access and continuous electronic feedback directly from the retailers.

      Establish other internet-related businesses to be approved by the Board of Directors.

    Capital of JV. The authorized capital of JV shall be one million U.S. dollars (US$1,000,000), or its equivalent in Thai Baht. Five million (5,000,000) shares with par value of twenty cents (US¢ 20) per share, or its equivalent in Thai Baht, shall be subscribed and paid by the parties hereto within one (1) month after the Initial Shareholders' Meeting of JV. The number of shares to be subscribed and the amount to be paid in cash on the above subscription by each of the parties hereto shall be as follows:

      VICKEM consortium   60%   3 million shares   US$600,000

      C-ME.com consortium   40%   2 million shares   US$400,000

    Restriction of Transfers. The parties hereto agree that the founding shares of JV are non-transferable for one year. Both parties further agree to inform the other party of the intention to sell or transfer shares after the one-year restricted period and before JV becomes a publicly traded company.

    Except in accordance with prior written approval from the other party, the parties hereto agree that any shareholder of JV shall not sell, assign, grant, transfer title or rights to, nor otherwise pledge or encumber any of the shares of JV held by itself in any way whatsoever, to any market competitor, nor take any action leading to or likely result in any of the foregoing.

    Right of First Refusal. In the event a party at any time desires to sell any or part of its shares to a third party, the other party shall have the right of first refusal to purchase the same. If such right of first refusal is not exercised within the period of fifteen (15) days after the offer, the selling party may then offer its shares to the third party.

    Additional Capital. Should the parties hereto determine that additional capital is required for JV beyond the capital to be contributed by the parties hereto pursuant to Clause A.4 hereof, such additional capital shall be funded in the following manner:

      Proportionate to the percentage ownership of each party; else

      If one party does not participate, in part or in full, in the capital increase, the other party has the right of first refusal to fund the balance of the required capital increase; else

      If both parties do not participate, in part or in full, in the capital increase, a third party may be invited to provide the required funds in return for an equivalent percentage shareholding in the JV.

    Guarantee to Lender. If any lender requires guarantees as a condition to make a loan to JV, the parties hereto undertake to provide the guarantee respectively in proportion to their shareholding ratio in JV.

    No Competition. The shareholders shall not, in the Market Region, engage in any business activity, either directly or indirectly, in any manner or capacity, on its own behalf or on behalf of any other person, firm, corporation or organization, that may interfere with or impair its ability to perform any of its duties or obligations under this Agreement, nor accept or continue any obligations which may interfere with or impair its ability to perform any of its duties or obligations under this Agreement. A breach of this clause will result in the defaulting party to be liable for the capital invested by the non-defaulting party plus interest of 24% per annum.

  C-ME.com's Responsibilities and Contributions

    Retail Buyer Relationships. C-ME.com is responsible for supporting relationships with existing retail partners and facilitating each retail partner's use of its service as their primary internet merchandise sourcing method, and developing new relationships with large U.S.-based retailers such as Wal-Mart, K-Mart, Sears, J.C. Penney, etc.

    Joint Venture Relationships. C.ME.com is responsible to ensure that C-ME.com's joint venture companies outside the Market Region guarantee the direct communication, negotiation, and sourcing between their retailers and JV's Vendors and their Vendors with JV's retailers through C-ME.com's proprietary web-based communication system.

    Product Information Maintenance: C-ME.com is responsible for maintaining the Vendors' product and information from the Market Region on its servers in order to "push" or broadcast such information to U.S.-based retail buyers. C-ME.com shall permit and guarantee access to its servers for JV and its Vendors to update, communicate and transact with retail buyers.

    JV shall be responsible to host all Vendors' product and information on its servers in order to "push" or broadcast such information to retail buyers in the Market Region.

    Training. C-ME.com is responsible for training and enhancing the skills of JV's employees to be proficiently skilled at using Software, at C-ME.com's expense. All costs related to the initial training, including food and accommodation expenses, shall be borne by C-ME.com. Thereafter, food and accommodation expenses for any further training shall be borne by JV.

  VICKEM's Responsibilities and Contributions

    Vendor Relationships. VICKEM's overall responsibility is to help JV secure additional Vendors for JV.

    Retail Buyer Relationships. VICKEM's overall responsibility is to help JV develop new relationships with retail partners in the Market Region and facilitating each retail partner's use of its service as their primary internet merchandise sourcing method.

    Offices. VICKEM will help JV secure conveniently located office space and procure the necessary accessories and equipment (computer, scanner, digital camera, telephone, facsimile machines, etc.) at reasonable market prices in order for JV to provide and support its services to Vendors.

  Revenue Distribution

    Subscription Fees:
    Each manufacturer who wishes to be on our ISN pays fixed subscription fees. The subscription fee structure will be adjusted according to local business environment. A revenue sharing program will work as follows:
    (Note: Current Subscriptions Fees are (in USD): USA 2100, Taiwan 1000, Hong Kong 1000, China 600)

    Example:
    C-ME.com Germany secures a retailer (Karstadt-Hertie), and an exclusive ISN extranet is set up for Karstadt-Hertie. After the installation of Karstadt-Hertie ISN, all other C-ME.com's regional offices will be notified. C-ME.com Thailand will enlist as many manufacturers as possible to be on KH ISN, with an annual subscription fee of 1000 USD from Thai manufacturers. C-ME.com Thailand will retain 90% of the subscription fee, while 10% will be paid to C-ME.com Germany. Other regional C-ME.com JV companies from other countries will also perform similar activities. It is therefore to the JV Company's best interest to enlist quality and reliable manufacturers to attract large and reputable retailers. Retailers want reliable and quality manufacturers to be on their ISN network. Please note that a retail group is one exclusive ISN, therefore the more retail groups we have, the more ISN we will establish. Furthermore, a manufacturer can join more than one ISN, depending on the needs of the retailers. The Regional JV Partner can decide the subscription fees for multiple ISN.

    Transaction Fee Paid by Retailer:
    Retailers will pay a 5% transaction commission to the JV Company that enlisted the retailer. (One ISN, Factory 2 U, has already signed the agreement) A revenue sharing scheme will work as follows:

    Example:
    C-ME.com USA will receive a 5% transaction commission from F2U ISN transactions. 70% will be retained by C-ME.com USA, and 30% will be paid to the JV Company that enlisted the transacting manufacturing vendor (C-ME.com Thailand)

    Transaction Fee Paid by Manufacturers:
    At the present time, we are seeking the possibilities of manufacturers to pay transaction commissions as well. If manufacturers pay a percentage commission, the revenue sharing scheme will work similar to the above listed transaction fees paid by the retailers.

    Example:
    A transaction is completed between C-ME.com Thailand's client (Company A) and Factory 2 U, using the F2U ISN. A 5% percentage commission is paid to C-ME.com Thailand. C-ME.com Thailand will retain 70%, while 30% will be paid to C-ME.com USA who is responsible for the care taking of F2U business relationship, and ISN operation.

  Management of Joint Venture Company

    General Meeting of Shareholders. A quorum for a general meeting of the shareholders of JV shall require the presence, in person or by proxy, of shareholders of JV holding one half (1/2) or more of the total issued and outstanding shares of JV entitled to vote. Resolutions of a general meeting of the shareholders of JV shall be adopted by an affirmative vote of half (1/2) of shares represented, in person or by proxy, at a meeting at which a quorum is present.

    Decisions on the following matters shall be made by special resolution only which shall require affirmative votes not less than three-fourths (3/4) of the shares held by shareholders, in person or by proxy, present at the meeting:

      Transfer or change of all or an important part of JV's own business
      Granting of subscription rights to new shares of stock of JV to any person other than shareholders of JV
      Merger with or acquisition of all or an important part of other company
      Increase or decrease of the capital stock
      Dissolution of JV

    Board of Directors of JV. The directors of JV shall be elected at the General Meeting of Shareholders. The number of directors of JV shall be five (5). Three (3) of the directors shall be nominated by VICKEM and two (2) of the directors shall be nominated by C-ME.com. In case of death, resignation or removal of a director prior to the end of his/her term, VICKEM or C-ME.com shall agree to appoint such new director who is nominated by the other company until the end of his/her term.

    Responsibility for the management and direction of JV shall be vested in the Board of Directors. A quorum for the Board of Directors shall require the presence of four (4) directors and any resolutions of the Board of Directors shall be adopted by the affirmative vote of three (3) or more of the directors.

    Management Personnel. The nomination and appointment of the management personnel of JV shall be vested with the Board of Directors. The management personnel shall be responsible for the planning and control of JV's human resource.

  Confidentiality and Proprietary Information

    Proprietary Information. Neither party shall, without the other party's prior written consent, disclose, provide, or make available any of the Proprietary Information of the other party in any form to any person, except to bona fide employees, officers, directors or consultants of such party whose access is necessary to enable the establishment of the JV and who are similarly bound to hold the Proprietary Information in confidence. Proprietary Information as used in this Agreement includes, without limitation, all information disclosed at any time before, after or at the time of execution of this Agreement between the parties and relating to their respective businesses, customers, products, services, patents, copyrights and/or other intellectual property rights, methods, marketing and sales plans, financial status, strategies and the like and any other confidential information or trade secrets which have been or will be disclosed between the parties. Provided, however, such obligations shall not apply to any information which is or becomes published or otherwise generally available to the public.

  Term and Termination

    Term. This Agreement shall become effective upon execution by both parties and shall continue in effect thereafter until the establishment of the JV as signified by the signing of the Corporation By-laws and the Shareholders' Agreement, both of which shall supercede this Joint Venture Agreement.

    Termination. This Agreement shall terminate under the follow circumstances:

      In the event of a default or material breach of any provisions of the Agreement by either of the parties hereto, if the non-defaulting party gives notice in writing of such default or breach and such default or breach is not cured within thirty (30) days after such notice, the non-defaulting party giving such notice shall have the right to terminate this Agreement at any time thereafter by giving written notice of the termination.

      In the event of an occurrence of any of following events which exist as to either party, the non-defaulting party shall have the right to terminate this Agreement at any time after giving a written notice of the termination:

        entry of an order for relief under applicable bankruptcy laws action under applicable insolvency or similar law in effect for the purpose of bankruptcy, dissolution, liquidation or winding up cancellation of permits or approvals by government order, or other conditions that will interfere with its performance of this Agreement

    Effect of Termination. Upon termination of this Agreement, the non-defaulting party shall have the option to request the defaulting party to assign its whole shares of JV to such non-defaulting party or any third party nominated by it. Upon such request, the defaulting party shall consummate the sales of the shares within thirty (30) days. The price of the shares shall be calculated based upon the book value of the assets of JV at the time of such request.

  Arbitration

    All disputes, controversies or differences that may arise between the parties hereto, out of or in relation to or in connection with this Agreement, or for the material breach thereof, shall be settled in Thailand through bona fide negotiations between the parties hereto. Should such negotiation fail to come an agreement for settlement within two (2) months after the commencement thereof, either of the parties may require the final settlement under the Rules of Conciliation and Arbitration of the International Chamber of Commerce by one or more arbitrators appointed in accordance with the Rules. The award to be rendered shall be final and binding upon both parties hereto.

  General Provisions

    Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof and supercedes all prior agreements between the parties, whether written or oral, relating to the same subject matter. No modifications, amendments, or supplements to this Agreement shall be effective for any purpose unless in writing and signed by the parties.

    No Waiver. The waiver by either party of a breach or default in any of the provisions of this Agreement by the other party shall not be construed as a waiver of any succeeding breach of the same or other provisions; nor shall any delay or omission on the part of either party to exercise or avail itself of any right, power, privilege that has or may have hereunder operated as a waiver of any breach or default by the other party.

    Force Majeure. Any delay or nonperformance of any provision of this Agreement (other than for the payment of amounts due hereunder) caused by conditions beyond reasonable control of either party or its employees, shall not constitute a breach of this Agreement, and the time of performance of such provision, if any, shall be deemed to be extended for a period equal to the duration of the conditions preventing such performance.

    Severability. If any provision of this Agreement is found by any court of competent jurisdiction to be invalid or unenforceable, the invalidity of such provision shall not affect the other provisions of this Agreement, and all provisions not affected by such invalidity shall remain in full force and effect.

    Governing Law. This Agreement and any disputes arising out of or in connection with this Agreement shall be governed by and construed in accordance with the laws of the country of incorporation of JV.

    Headings. Headings contained in this Agreement are for reference purposes only and do not form part of this Agreement and shall not be deemed to alter or affect the meaning of any of the provisions hereof or the interpretation hereof.

    Section F shall survive any termination of this Agreement.

IN WITNESS WHEREOF, the undersigned, intending to be legally bound, have duly executed this Agreement to become effective as of the date first above written.

Accepted by: Vickem Patana Co., Ltd. By: /s/ Padoongkiat Apichaidejudom Mr. Padoongkiat Apichaidejudom Executive Director	Accepted by: Cyber Merchants Exchange, Inc. By: /s/ Frank Yuan Mr. Frank Yuan Chairman & CEO

C-ME.com/Taiwan Joint Venture Agreement

  Participating Entities
  Cyber Merchants Exchange (d.b.a. C-ME.com)
  Abest Tech Company, Ltd (d.b.a. Ab.net.tw)

  Purpose of Joint Venture

  The purpose of this joint venture is to allow U.S. based retailers to buy directly from Taiwanese manufacturers and exporters. and Taiwanese manufacturers and exporters to sell directly to U.S. based retailers. The buying and selling will be facilitated using C-ME.com's proprietary web-based communication system.

  III. Name of Joint Venture
  C-ME.com/Taiwan

  IV. Corporate Structure:

    Security: Common Stock
    Number of Shares and Amount To Be Issued:
    C-ME.com/Taiwan will authorize 10 million share at a par value of NTD 10 per share. Initially, three million shares will be issued at par value, reflecting the total initial capital investment of NTD 30 million.
    Distribution of Ownership:

    C-ME.com will invest NTD 9 million to gain 900,000 shares of C-ME.com/Taiwan representing 30 percent of the outstanding shares. Abest Tech Company, Ltd will invest NTD 21 million to gain 2,100,000 shares of C-ME.com/Taiwan representing 70 percent of the outstanding shares. Therefore, the total shares initially issued is 3 million with a total value of NTD 30 million.

    C-ME.com will wire the funds to Taiwan. Due to exchange rate fluctuation, the amount wired may not be exactly 9 million NTD. Abest Tech Company, Ltd will therefore adjust the total amount it invests so that the percentage invested will remain the same. (70 percent by Abest Tech Company, Ltd and 30 percent by C-ME.com)

    C. Restrictions
      In accordance with the commercial laws of the Republic of China, Taiwan, both entities agree that the founding shares of the new company are non-transferable for one year.
      Both entities further agree that each must inform the other entity if they wish to sell the shares after the one year restricted period and before C-ME.com/Taiwan becomes a publicly-traded company. Furthermore, either entity must attain written permission from the other entity before it may transfer any shares to a market competitor.

  1. C-ME.com remittance will be net of Taiwanese taxes.

  Management
    Board of Directors
    C-ME.com/Taiwan's corporate bylaws will establish a total of five board seats with two to be filled by C-ME.com and three to be filled by ABNet.

    Board Supervisors
    C-ME.com/Taiwan will also have two board of supervisors, with C-Me.com and ABNet each appointing one board of supervisor.

    Management and Marketing
    ABNet will have sole discretion over the hiring and training of the employees of C-ME.com/Taiwan , executing the marketing plan, and maintaining all accounting functions. C-ME.com/Taiwan's board of directors will establish C-ME.com/Taiwan's general business direction, plan its budget and marketing plans prior to implementation by C-ME.com/Taiwan's management.

  Revenue Distribution
    C-ME.com will receive 70 percent and C-ME.com/Taiwan will receive 30 percent of any transaction commission received from U.S. retail partners. C-ME.com's retail partners will pay five percent of the seller's invoice on any purchases made from C-ME.com/Taiwan's vendors using C-ME.com's Internet Sourcing Network.

    C-ME.com will receive 30 percent and C-ME.com/Taiwan will receive 70 percent of any transaction commission charged to C-ME.com/Taiwan's vendors based on invoice amount of goods vendors sell to C-ME.com's retail partners.

    C-ME.com will receive 10 percent and C-ME.com/Taiwan will receive 90 percent of any monthly subscription fees charged to C-ME.com/Taiwan's vendors.

  Agreement
  This agreement shall be governed by and construed in accordance with the Republic of China, Taiwan commercial laws, applicable to agreements made and wholly to be performed within said country. In the event of any legislation, the code of Taiwan will regulate such legislation.

This agreement shall be binding upon and shall inure to the benefit of the parties, their personal representatives, nominees, transferees, successors and assigns.

Cyber Merchants Exchange, Inc. (d.b.a. C-ME.com) /s/ Frank S. Yuan Frank S. Yuan Chairman & CEO	Abest Tech Company, Ltd. /s/ Hsiao-Pai Chen Hsiao-Pai Chen Chairman

SUMMARY TERMS AND CONDITIONS
C-ME.COM AND FACTORY 2-U
JOINT MARKETING AND COOPERATION AGREEMENT

NOW, THEREFORE, in consideration of the mutual promises and agreements set forth herein, the adequacy of which are hereby acknowledged, Cyber Merchants Exchange, Inc. ("C-Me.com") and Factory 2-U Stores, Inc. ("Factory 2-U") hereto agree as follows:

  Factory 2-U's policy will be that all current and future vendors of Factory 2-U, as part of the cost of doing business, will be required to pay C-ME.com's subscription fee in an amount equal to, at each vendors election, either $150/month or 2.5% of all purchases by Factory 2-U from such vendor. Not withstanding the foregoing, so as not to harm its vendor relationships, Factory 2-U's management will have sole discretion in deciding which vendors they exempt from their standard policy. Factory 2-U cannot guarantee or represent the degree to which its vendors will participate.

  Factory 2-U will provide C-ME.com with a contact list for their existing vendor base and will allow C-ME.com to solicit those vendors. C-Me.com will keep the list confidential and will not disclose the list with out Factory 2-U's consent.

  Factory 2-U will agree to a joint marketing relationship where C-ME.com may, at Factory 2-U's expense (within parameters and at costs to be unilaterally set by Factory 2-U), utilize the Heil Brice advertising agency for creative direction in marketing. This clause will be renewed annually at Factory 2-U's discretion.

  C-ME.com will be able to solicit all off-price retailers except Ross, Value City, TJX Corporation and any future retailer that directly imitates the Factory 2-U concept. This would leave Ames, Dollar General, Family Dollar, Consolidated Stores, 99¢ stores, Dollar Tree and others.

  Factory 2-U will forgo all subscription fee-sharing agreements as soon as, and for such period as, Burlington Coat Factory does the same.

  Factory 2-U, in their sole discretion, will allow C-ME.com to have a full time person share space free of charge in Factory 2-U's New York office. Factory 2-U will have no obligation under this agreement with respect to sharing their New York office until that office has been opened. The Factory 2-U's New York office is not scheduled to be opened until 2001 or such later date as Factory 2-U deems appropriate

  Factory 2-U senior management, when they attend, will set aside time to be available for pre-set joint meetings at Magic.

  Factory 2-U CEO, Mike Searles, will be available via phone to answer questions from potential investors during C-ME.Com's upcoming "road-show".

  Factory 2-U agrees not to participate with other third party internet providers, which would specifically build a private extranet for the purpose of aggregating vendors into a private channel for merchandise sourcing purposes, for Factory 2-U use. This will not preclude Factory 2-U from using the Internet to source merchandise from individual manufacturers or Internet sites.

  C-ME.com will issue to Factory 2-U a warrant to purchase shares of C-ME.com which is reasonably acceptable to Factory 2-U. The warrant will be issued Thursday May 11, 2000 and will have the following attributes;

    Right to purchase a number of shares of C-ME.com's common stock (CMEE.OB) such that after taking into effect the issuance of those purchased shares, the purchased shares will represent 10% of the common stock outstanding after the completion of C-ME.com's private placement.

    The strike price of the warrant will be the per share price confirmed on C-ME.com's private placement.

    Standard participation rights for any future funding including, but not limited to, the issuance of all classes of equity and debt securities.

    The warrant will have a 5-year term.

    The warrant will have standard registration rights.

  There are no third party beneficiaries to this agreement.

ACCEPTED AND AGREED

Cyber Merchants Exchange, Inc. By: /s/ John F. Busey Date: 05/09/2000	Factory 2-U Stores, Inc. By: /s/ Michael Searles Date:

MASTER PURCHASE AGREEMENT

BY AND BETWEEN:

RETEX COOPERATIVE, INC

AND
CYBER MERCHANTS EXCHANGE, INC.

This MASTER PURCHASE AGREEMENT (this "Agreement") is made as of the 20th day of April, 2000 (the "Effective Date"), by and between Retex Cooperative, Inc. ("Retex") a California Company, with offices at 350 5th Ave., Suite 1514, New York, New York 10118, and Cyber Merchants Exchange, Inc., d.b.a. C-ME.com, ("C-ME"), a California Company, with offices at 600 South Lake Avenue, Suite 405, Pasadena, California 91106.

WHEREAS, Retex is a not-for-profit cooperative and desires to obtain certain products and services set forth more fully below on behalf of its Members, as defined below; and

WHEREAS, C-ME has developed technology, and desires to engage in the business of providing a service which utilizes such technology, defined as Internet Sourcing Network ("ISN") - a private extranet built and maintained by the Company according to each Retex member's specifications. These web-based turnkey systems automate the front-end merchandise sourcing activities of members at no cost, and provide tremendous time and cost savings; and

WHEREAS, C-ME receives revenue from Manufacturers, in consideration for providing information about such Manufacturers to potential purchasers, such as but not limited to Members; and

WHEREAS, Retex desires to make available C-ME's products and services to its Members under the terms set forth in this Agreement, and C-ME desires to make its products and services available to such Members under the terms of this Agreement;

NOW THEREFORE, in consideration of the foregoing premises and the mutual promises set forth below,

IT IS AGREED AS FOLLOWS:

  DEFINITIONS

  1.1 "Affiliate" means any entity controlling or controlled by or under common control with a Member, where "control" is defined as the ownership of at least twenty-five percent (25%) of the equity or beneficial interests of such entity or the right to vote for or appoint a majority of the board of directors or other governing body of such entity, and any other entity with respect to which a Member or any of such Affiliates has significant management or operational responsibility (even though Member or its Affiliate may own less than twenty-five percent (25%) of the equity of such entity); provided that both the Member and each such entity agree that such entity shall be deemed an "Affiliate" under this Agreement.

  1.2 "Aggregate Monthly Revenue" means all monthly revenue received by C-ME in connection with payments made by Manufacturers and payments made by Members, relating to this Agreement, including but not necessarily limited to Base ISN Hosting Fees, Base ISN Set-Up Fees, Change Fees, Excess Hosting Fees, and payment made in connection with C-ME's provision of Special Products and Services.

  1.3 "Base ISN" shall mean the first ISN chosen by a Manufacturer in which the Manufacturer agrees to have C-ME include promotional data with respect to fifteen (15) of the Manufacturer's products and/or services.

  1.4 "Base ISN Hosting Fee" shall mean the monthly fee, set forth in Exhibit A, payable to C-ME by Manufacturers for C-ME's creation and operation of the Manufacturer's Base ISN.

  1.5 "Base ISN Set-Up Fee" shall mean the initial set-up fee payable to C-ME by a Manufacturer in connection with the establishment of such Manufacturer's Base ISN.

  1.6 "Basic Products and Services" means those Products and Services provided by C-ME described in Exhibit B.

  1.7 "Change Fees" shall mean the fees payable to C-ME by any Manufacturer for changes including, but not limited to, additions, deletions, or modifications made by C-ME to such Manufacturer's product information and/or product images.

  1.8 "Commission" means the amount payable by C-ME to Retex, as specified in Section 5.

  1.9 "Domestic" means a type of Manufacturer that is organized under the laws of and has offices in any state in the United States or any United States territory.

  1.10 "Dynamic End-User Portfolio System" or "DEPS" shall mean the proprietary technology developed by C-ME, and more fully described in the Specifications, whereby ISN users can: (i) independently manipulate information contained within their databases including, but not limited to, selectively deleting, restoring, and archiving information, without affecting the databases created by other ISN users, and (ii) receive notifications of new information transmitted to their databases.

  1.11 "Excess Hosting Fee" shall mean the monthly fee payable to C-ME by Manufacturers for the display of any products in excess of the fifteen (15) products and services included in the Base ISN or additional ISNs.

  1.12 "EDI" shall mean the electronic data interchange which provides the capability to exchange business documents and transfer funds over the Internet.

  1.13 "FOCASTING" shall mean the proprietary technology developed by C-ME, and more fully described in the Specifications, whereby ISN users can create their own private web pages by selecting categories and product lines which fall within their specific areas of interest to be pushed and broadcast to such web pages.

  1.14 "IMA" means an Individual Member Agreement, entered into by and between a Member and C-ME, in the form set forth in Exhibit C, or such other written agreement that Retex expressly approves in writing and deems to be an IMA for purposes of this Agreement.

  1.15 "Manufacturer" means those Domestic and Non-Domestic suppliers of goods and services from which C-ME obtains information for the purpose of making such information available to Members via ISNs pursuant to this Agreement.

  1.16 "Member" means any member or patron of Retex in good standing which has elected to purchase C-ME's Products and/or Services under this Agreement, and its Affiliates, and which has entered into an IMA, however, notwithstanding the foregoing, the companies set forth in Exhibit D shall not be considered Members and are excluded from participating in this Agreement.

  1.17 "Member ISN" shall mean the ISN created and maintained by C-ME for a Member's exclusive use.

  1.18 "Non-Domestic" means other than a Domestic Manufacturer.

  1.19 "Products and Services" shall mean all those products and services provided by C-ME to Members under this Agreement and under the IMA.

  1.20 "Special Products and Services" means those Products or Services provided by C-ME to a Member that are not set forth in Exhibit B.

  1.21 "Specifications" means the descriptions of Basic Products and Services set forth in Exhibit B, and those additional specifications set forth in all user manuals, operator manuals, product specifications, technical manuals, training manuals and marketing brochures set forth in Exhibit E.

  SCOPE OF AGREEMENT

  This Agreement shall apply to all Products and Services provided to Members. Upon the agreement of C-ME and a Member as to each Product or Service to be provided by C-ME, an IMA shall be executed by C-ME and the Member. Execution of such IMA shall constitute an agreement by such Member and C-ME that all of the terms and conditions of this Agreement shall govern such Member's purchase of Products or Services from C-ME specified in such IMA. ANY ORDER OR OFFER, OR ATTEMPTED ORDER OR OFFER CONTAINING TERMS AND CONDITIONS INCONSISTENT WITH OR IN ADDITION TO THE TERMS AND CONDITIONS OF THIS AGREEMENT IS NOT BINDING UPON C-ME OR MEMBER UNLESS APPROVED BY RETEX IN WRITING.

  PRICE AND COMMISSION

  3.1 General. C-ME shall pay Retex a Commission as set forth in Exhibit A. Members shall have the right to obtain Basic Products and Services without any charge whatsoever. In the event a Member desires to purchase Special Products or Services, the Member shall be responsible for payment therefor as set forth in Exhibit A. Neither the Commissions nor the rates and charges listed in Exhibits A are subject to any minimum revenue or term commitments. Such prices are the maximum prices for Products and Services during the term of this Agreement, and shall be reduced by the discount set forth in Exhibit A.

  3.2 New Products and Services. Any new, replacement or substitute Product or Service introduced by C-ME will be added to this Agreement provided C-ME and Retex agree upon Commission rates and, if applicable, pricing terms. Special Products and Services will be quoted to Members in accordance with Section 16.3 of this Agreement.

  3.3 Discontinuation of Products or Services. C-ME shall not have the right to discontinue Products and Services unless all Members and Retex are notified in writing of C-ME's intent to discontinue a Product or Service at least six months prior to discontinuation. During the six month period and for a period of two months thereafter, C-ME shall fully cooperate with Members and Retex with respect to Members' and Retex's reasonable efforts to find substitutes for Products and Services. Such cooperation shall include but not be limited to providing reasonable access to C-ME's records, agreements, employees, and independent contractors, which relate to this Agreement. Retex and Members shall maintain confidentiality with respect to information obtained through C-ME's cooperation required under this provision.

  3.4 Mutual Exclusivity. Retex shall not enter into contractual arrangements with other similar internet sourcing companies for the purpose of providing sources of merchandise through the use of the internet. C-ME shall not enter into contractual arrangements with other entities involved in group purchasing activities (whether or not such entity is organized as a cooperative) for the purpose of providing sources of merchandise through the use of the internet.

  PROMOTION

  4.1 Promotion. Retex agrees to promote C-ME, as set forth below, on an exclusive basis, to its Members, and C-ME agrees to promote Retex and this Agreement, as set forth below, on an exclusive basis, to its current retail industry customers and prospective retail industry customers, and in addition, C-ME shall use its best efforts to cause its current retail industry customers and prospective retail industry customers to become Retex Members.

  4.2 Marketing Strategy. Each party shall designate one individual to coordinate that party's promotional activities, and within thirty (30) days after the execution of this Agreement, the parties shall meet and agree upon a joint marketing strategy, including specific tasks, timelines and responsibilities, such tasks may include but are not necessarily limited to minimum annual numbers of joint trade shows, joint advertising in trade journals, joint press and advertising releases, catalogues and brochures, direct mail, telephonic and on-site marketing activities, with associated budgets that divide costs equitably between the parties. Such strategy, plan and budget shall be reviewed and updated on an annual basis. Notwithstanding the foregoing, the parties acknowledge and agree that certain activities must be commenced immediately, before development of the first annual marketing plan. Accordingly, upon effectiveness of this Agreement, Retex shall commence its standard marketing procedures, including development and mailing of product brochures and quarterly newsletter announcement and press releases; and C-ME shall pay to Retex, as its contribution toward such initial production and development costs, a total of $50,000, payable upon execution of this Agreement, and $50,000 upon each anniversary of the Effective Date thereafter. The joint marketing strategy developed by the parties hereunder shall include an accounting for such initial production and development costs and expenditures. If as a result of such accounting an adjustment is warranted, the parties shall agree to an adjustment to the allocation of initial estimated costs, and in such event, appropriate adjustments shall be made to the parties share of future costs to allow recoupment of any over- or under-payments.

  4.3 Trademarks. Neither party shall use the other's proprietary trademarks, services marks, trade names or the like without prior written consent, subject to any and all license limitations.

  COMMISSION

  C-ME shall pay Retex a monthly Commission based upon Aggregate Monthly Revenue in accordance with Exhibit A. C-ME shall use its best efforts to calculate and remit Commissions owing to Retex, and related Summary Reports (as described in Exhibit F), within thirty (30) days after the close of each month of revenue receipt. As agent for C-ME, Retex shall pay Members all of the Commissions related to such Member's purchases less an amount equal to [5%] of Aggregate Monthly Revenue. Commissions shall be calculated on a net invoice basis as follows: gross invoice minus taxes and other governmental charges.

  PRODUCTS AND SERVICES

  C-ME agrees to provide Products and Services to Members in accordance with terms and conditions of this Agreement and the applicable IMAs. C-ME shall enroll each Member that elects to purchase Products and/or Services under this Agreement. Existing C-ME customers shall not be assessed or liable for any penalties or charges (termination or otherwise) for or in connection with any amendment to or termination of their existing agreements necessary to enable them to execute IMAs. Once a Member has executed an IMA, or a prospective Member has been identified by Retex to C-ME, C-ME shall not solicit, encourage or allow such Member to terminate its status as a Member hereunder, nor shall C-ME solicit, encourage or allow such prospective Member to order Products or Services other than as a Member hereunder.

  REPORTS

  7.1 Summary Reports. A monthly "Summary Report," including overall purchase and usage reports, Aggregate Monthly Revenues and Commissions, performance and warranty reports, and marketing information, will be issued by C-ME to Retex for management purposes, in form and content substantially similar to Exhibit F hereto.

  7.2 Audit. At Retex's written request at any time during the term of this Agreement and for a period of three (3) years thereafter, C-ME shall permit an inspection of records during normal business hours by one or more persons chosen by Retex and approved by C-ME, which approval shall not be unreasonably withheld. In the judgment of the inspectors, such inspections may include an inspection of all of C-ME's records and accounts as may contain information bearing upon (a) the compliance by C-ME with the provisions of this Agreement, and/or (b) the amount of Commissions and other fees or sums paid or payable to Retex under this Agreement. Prompt adjustment will be made to correct any underpayments, or overpayments not already distributed by Retex to the applicable Member(s), finally determined by such inspection(s). The cost of such inspection shall be paid by Retex unless such inspection reveals any month's underpayment to Retex of five percent (5%) or more of that month's Commission, in which case the inspection costs shall be paid by C-ME. It is understood that the inspections allowed by this Section 7.2 shall commence on an informal basis, using Retex staff. However, if as a result of any informal inspection, the parties are unable to agree on needed adjustments, Retex may determine to include professional auditors to conduct a more complete examination.

  SERVICE REQUESTS

  8.1 IMAs. C-ME shall not unreasonably or untimely withhold acceptance of IMAs. C-ME will acknowledge each Member's IMA, which shall be and hereby is deemed to include and incorporate the terms and conditions of this Agreement.

  8.2 Additional Products and Services. All Products and Services shall be provided in accordance with this Agreement and the IMA. Any additional Products and Services not specified on the original IMA may be ordered only by employees who have been authorized by the Member to bind the Member to additional orders. Such authorized employees shall be identified by the Member to C-ME in writing, and the Member shall not be responsible to pay C-ME for any Products or Services unless ordered by an authorized employee pursuant to a new or amended IMA.

  MEMBER EDUCATION

  "Documentation" for the purpose of this Agreement shall include all user manuals, operator manuals, product specifications, technical manuals, training manuals and marketing brochures applicable to a Product or Service. Member shall have the right, at no additional cost, to reproduce for the internal use of Member and its Affiliates any and all Documentation supplied by C-ME.

  TERMS AND CONDITIONS

  10.1 Terms. There is no charge to the Member for Basic Products and Services. As to each Special Product and Service, terms of payment shall be net thirty (30) days of receipt of invoice. All amounts are payable by the Member to C-ME at the address set forth in the IMA.

  10.2 Testing and Acceptance. Members and Retex shall have the right to test, accept and reject Products and Services in accordance Exhibit H.

  10.3 Conditions. If a Member fails to make payment within ten (10) days after receipt of a notice of default from C-ME, C-ME may (a) refuse to accept such Member's subsequent requests for Products and Services; (b) allow such Member to make other arrangements satisfactory to C-ME prior to shipment; or (c) cancel such Member's IMA pursuant to the terms therein.

  10.4 Taxes. The Member will pay all sales taxes associated with the sale and delivery of the Products and Services (or provide C-ME with a valid certificate of exemption in form and substance reasonably satisfactory to C-ME), excluding taxes based on C-ME's income.

  PERFORMANCE WARRANTY

  11.1 Warranty. C-ME represents and warrants to Retex and each Member that the Products and Services shall be without defects or limitations which would render them unsuitable for their intended use, and C-ME will repair, replace or upgrade the Products or Services if such performance standards cannot be met. Products and Services shall perform in accordance with generally accepted industry standards and the Specifications, which are incorporated herein. Additional terms of C-ME's written Warranty are attached hereto as Exhibit G, and shall apply to all Products and Services.

  11.2 ISN Standards

    Availability. ISNs created and/or operated in connection with this Agreement, directly or indirectly by C-ME or its agents or independent contractors shall be available to Members and Manufacturers a minimum of 99.9% of the time during any 24 hour period, 99.9% of the time during any 7 day period, and 99.9% of the time during any 30 day period; and there will be no period of interruption that exceeds 24continuous hours.

    Response Time. The mean response time for server response to all accesses to the ISNs shall not exceed 10 seconds during any 1 hour period.

    Security. C-ME shall prevent unauthorized access to ISNs, other restricted areas of the ISNs and any databases or other sensitive material generated from or used in conjunction with the ISNs, and C-ME shall immediately notify Retex of any known security breaches or holes.

    Backup. C-ME shall, at its expense, make, or cause to be made, a complete backup of the ISNs every day which shall be stored at a secure, off-site location. On the first day of every month, and at any other time as reasonably requested by Retex, C-ME shall, at its expense, deliver to Retex a complete electronic copy of ISNs.

    Interruptions. C-ME shall maintain, at its expense, a complete current copy of the ISN on a server located at a remote location. In the event that service is interrupted to a ISN, the remote server shall be immediately activated so that Member and Manufacturer access to the ISN continues without interruption.

    Remedies for Non-compliance. In the event C-ME fails to adhere to the above standards, the following financial penalties shall apply.

    [financial penalties to be discussed]

    INDEMNIFICATION

    C-ME represents and warrants to Retex, its Members and its and their Affiliates, officers, directors, agents, employees and assigns that: (a) it has all right, title and/or interest and authority necessary to deliver and sell the Products and Services hereunder; (b) there is no claim, litigation or proceeding pending or threatened with respect to such Products or Services or any component thereof; and (c) such Products and Services and their components do not infringe or violate any patents, copyrights, mask works, trademarks, trade secrets or other proprietary rights of any third party.

    C-ME agrees to indemnify, defend and hold Retex, Members, Affiliates and their respective directors, officers, agents and employees ("Indemnified Parties") harmless from and against any claim or cause of action for patent and/or copyright infringement, unlawful disclosure or use or misappropriation of a trade secret or other intellectual property right ("Infringement Claim") asserted against any of the Indemnified Parties by virtue of Retex's or Members' use of C-ME's Products or Services. Retex may participate in the defense of the claims by counsel of its own choosing, at its cost and expense.

    Each party shall give prompt notice of any such claim to the other. C-ME shall have the right to control and direct the investigation, defense and settlement of each such claim. Retex shall reasonably cooperate with C-ME in connection with the foregoing at C-ME's expense. Should the Products or Services as used by Retex or Members become, or in C-ME's opinion be likely to become, the subject of an Infringement Claim, C-ME shall at its option and sole expense either: (i) procure for Retex and Members the right to continue to use Products and Services as contemplated under this Agreement, or (ii) modify Products and Services to eliminate any Infringement Claim which might result from use hereunder, provided that the performance of Products and Services must remain the same as provided in the applicable specifications thereof, or (iii) replace Products and Services with an equally suitable, compatible and functionally equivalent non-infringing Product or Service at no additional charge to either Retex or Member.

    DISPUTE RESOLUTION

    13.1 Mediation. If a dispute arises out of or relates to this Agreement, or the breach thereof, and if the dispute cannot be settled through negotiation, the parties agree first to try in good faith to settle the dispute by mediation administered by the American Arbitration Association under its Commercial Mediation Rules before resorting to some other remedy, which may include arbitration, litigation, or some other dispute resolution procedure. This Section 13 is not intended to prevent either party from pursuing any remedy at law or in equity, should the mediation be deemed unsuccessful by either party at its sole and absolute discretion.

    13.2 Qualifications of Mediator. The qualifications of the mediator shall be as follows:

      Attorney at law licensed in the State of New York.

      A minimum of five years of professional legal experience in which at least 50% in each year has been in the specialty field of computer law.

      A minimum of at least fifteen years of professional legal experience overall.

    13.3 Selection Process. In the event a mediator is required, the parties shall request the American Arbitration Association to provide, within 10 days of the request, a list of ten qualified mediators, to be ranked by each party hereto, from first choice to tenth choice (i.e., ranked 1 - 10). Each party shall submit its ranking to the American Arbitration Association within 10 days of receipt of the initial list. Within 5 days of receipt of the rankings from the parties hereto, the American Arbitration Association shall appoint the mediator having the lowest score overall (i.e., highest rank) and give notice to the parties accordingly. In the event of a tie, the American Arbitration Association shall select the mediator, giving the most weight to the candidates' experience in computer law.

    Either party has the right to reject the appointed mediator in the event of a party's reasonable belief of a conflict in interest, in which event the next highest ranked mediator shall be appointed.

    13.4 Location. The mediation shall be held in New York City.

    CONFIDENTIALITY

    14.1 Agreement. Each party may, during the course of this Agreement or in connection herewith, have access to, and acquire knowledge from, lists, material, data, systems and other information of or with respect to the other, Members, suppliers and business, which may not be accessible or known to the general public, including but not limited to Membership and prospect lists ("Confidential Information"). Any knowledge acquired by a party hereto (the "Recipient") from such Confidential Information or otherwise in connection herewith shall not be used, published or divulged by the Recipient to any other person, firm or corporation, in any manner or connection whatsoever, without first having obtained the written permission of the party who disclosed the information (the "Discloser").

    14.2 Exceptions. The obligations of Section 14.1, above, shall not apply to the extent (a) a party hereto is required by law to respond to any demand for information from any court, governmental entity, or governmental agency, or as may be required by federal or state securities laws, (b) disclosure is necessary to be made to a party's independent accountants, attorneys, auditors (technical and otherwise) and the like under the obligations of confidentiality set forth in Section 14.1, (c) the parties may mutually agree in writing, and/or (d) information is (i) published or otherwise available to the public other than by the recipient's breach of this Section 14.1, (ii) otherwise rightfully received from a third party without obligations of confidentiality to the owner thereof, (iii) independently developed by employees having no access to the disclosed information, (iv) known prior to its first receipt from the owner thereof under this or any other agreement of the parties, or (v) disclosed by the owner thereof to a third party without restriction; provided that the owner shall be provided advance notice and opportunity to object thereto. Notwithstanding the foregoing, public disclosure shall not affect patents, copyrights, trademarks or mask works.

    14.3 Equitable Relief. Each party acknowledges and agrees that, in the event of its threatened or actual breach of the provisions of this Section 14, damages alone will be an inadequate remedy, that such breach will cause the Discloser immediate and irreparable injury and damage, and that the Discloser shall therefore be entitled to injunctive and other equitable relief in addition to, and not in lieu of, any remedies they may have at law or under this Agreement.

    14.4 Survival. The term of the provisions of this Section 14 shall survive termination or expiration of this Agreement or any determination that this Agreement or any portion hereof is void or voidable.

    TERM OF AGREEMENT

    15.1 Term. This Agreement shall be in full force and effect beginning on the Effective Date, and shall remain in effect until 2 years thereafter or until terminated in accordance with its terms or by mutual written agreement of the parties (the "Term"). Unless either party gives written notice to the other party at least sixty (60) days prior to the end of the initial Term, the Term will continue on a year-to-year basis until the end of any additional one-year Term or until this Agreement is terminated by either party on at least sixty (60) days prior written notice to the other party.

    15.2 Termination After Cure Period. Any party entitled to terminate this Agreement under any of the provisions outlined herein or otherwise by reason of a material breach hereof (the "Terminating Party") may terminate this Agreement so long as such Terminating Party gives the other party thirty (30) days' written notice specifying the events or circumstances giving rise to the notice. The termination shall become effective after the lapse of such thirty (30) days, unless within such thirty (30) days the events or circumstances specified in the notice have been remedied or a plan for remedying them in a prompt and effective manner has been proposed by the other party and accepted by the Terminating Party.

    Retex shall have the right to terminate this Agreement immediately in the event of any Triggering Event described in Section 15.5.

    15.3 Expiration/Continuation of Rights. Upon termination or expiration of this Agreement for any reason, the rights and obligations, terms and conditions, of this Agreement shall expire; except that (a) the provisions of Sections 4.3, 7.2, 11.1, 12, 14, 15.3, 15.4, 16.4, Exhibit A and Exhibit G shall survive the term of this Agreement, and (b) Retex shall continue to receive Commissions as if this Agreement were in effect, and the terms and conditions of this Agreement shall continue to apply until the later of: (i) one year subsequent to termination; or (ii) the expiration of all IMAs.

    15.4 Cooperation Upon Termination. Upon the termination of this Agreement for any reason, C-ME shall provide reasonable assistance, without charge, to Retex and Members for 90 days subsequent to such termination. Reasonable assistance shall include, but not be limited to providing access to employees, independent contractors, documents, developers tools, , data basis, and other personnel and sources of information reasonably related to Retex or Member's interest in avoiding disruption of the functionality provided by Products and Services.

    GENERAL TERMS

    16.1 Compliance With Laws. Each party shall, at its own expense, operate in full compliance with all laws, rules and regulations applicable to, and maintain in force all licenses and permits required for, its performance under this Agreement. Each party shall notify the other in writing immediately of the commencement or threatened commencement of any action, suit or proceeding, and of the issuance of any order, writ, injunction, award or decree of any court, agency or other governmental instrumentality, involving its activities under this Agreement or which may affect its ability to perform its obligations hereunder.

    16.2 Responsibilities. The payment of charges for Special Products and Services ordered under an IMA by a Member, and all other responsibilities and obligations of such Member under such Agreement, shall be the sole responsibility of such Member. In no event shall Retex or any other Member be liable, responsible for or affected by the payment or non-payment of charges for any Products or Services furnished to, or any other responsibilities or obligations of, such Member under such Agreement; nor shall any Member be liable, responsible or affected by any responsibility or obligation of Retex hereunder.

    16.3 16.3 Most Favored Customer. C-ME represents, warrants and agrees that the terms, conditions, benefits, warranties, prices, allowances, discounts, rebates, credit, and all rates and charges ("Terms") to Retex Members under this Agreement and any IMA are and shall be throughout the Term of this Agreement, comparable to or more favorable than, and if less favorable than shall be modified to the most favorable such Terms heretofore or hereafter charged by C-ME to any non-Retex customer for comparable products and services under comparable terms. If at any time during the Term of this Agreement, C-ME shall contract with any other non-Retex person or entity for Terms more favorable to such person or entity, C-ME shall notify Retex and each affected Member of such more favorable Terms, and such more favorable terms shall be available to Retex and such Member under this Agreement and the relevant IMAs, retroactive to the date of any such contract. Notwithstanding the foregoing, contractual arrangements between C-ME and the companies set forth in Exhibit D shall not apply to this Section 16.3.

    16.4 Applicable Laws. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, but without giving effect to the choice of laws provisions thereof.

    16.5 Alterations and Waivers. The waiver, amendment or modification of any provision of this Agreement or any right, power or remedy hereunder, whether by agreement of the parties or by custom, course of dealing or trade practice, shall not be effective unless in writing and signed by the party against whom enforcement of such waiver, amendment or modification is sought. Terms of this Agreement shall not be amended or changed by the terms of any purchase order or acknowledgment, even though a party may have signed such documents. No failure or delay by either party in exercising any right, power or remedy with respect to any of the provisions of this Agreement shall operate as a waiver of such provisions with respect to such occurrences; nor shall any extension of time or other indulgence granted to a party hereunder otherwise alter or affect any power, remedy or right of the other party, or the obligations of the party to whom such extension or indulgence is granted.

    16.6 Severability. In the event any non-material provision of this Agreement or the application of any such non-material provision shall be held to be prohibited or unenforceable in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability; but, the remaining provisions of this Agreement shall remain in full force and effect, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. The parties shall use their best efforts to replace the provision that is contrary to law with a legal one approximating to the extent possible the original intent of the parties.

    16.7 Parties Independent. Each party is an independent contractor, and this Agreement shall not be construed as creating a partnership, joint venture or employment relationship between the parties or as creating any other form of legal association that would impose liability on one party for the act or failure to act of the other party. Neither of the parties (including its affiliates, agents, representatives, employees or others acting on its behalf) is a representative of the other for any purpose, and no such party has any power or authority to represent, act for, bind, or otherwise create or assume any obligation on behalf of the other party for any purpose whatsoever, except that Retex Members shall be intended third party beneficiaries of this Agreement.

    16.8 Assignment. Except as otherwise provided by the terms of this Agreement, this Agreement is not transferable or assignable, whether in whole or in part, except in the event of a merger, consolidation or sale of all or substantially all of the assets of a party, provided that the purchaser or assignee, by written contract or by operation of law, assumes all of such party's rights and obligations hereunder. Any transfer or assignment in derogation of the foregoing shall be void.

    16.9 Notices. All notices or other communications which shall or may be given pursuant to this Agreement shall be in writing, shall be effective upon receipt, and shall be delivered by certified or registered air mail, facsimile transmission or electronic or telex mail addressed as set forth below (or as is provided in the future by written notice):

    If to C-ME:

      C-ME.com
      600 South Lake Avenue
      Suite 405
      Pasadena, CA 91106

      Attn: Serena Kokjer-Greening
      Chief Operating Officer

    If to Retex:

      Retex Cooperative, Inc.
      350 Fifth Ave., Suite 1514
      New York, NY 10118

      Attn: Charles Presti

    16.10 Copies of Agreement. This Agreement may be executed in any number of copies, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

    16.11 Complete Agreement; Modifications. This Agreement, and any schedules, annexes, exhibits and other documents referred to herein or executed contemporaneously herewith (all of which are incorporated herein by this reference), constitutes the entire agreement between the parties with respect to the subject matter hereof, and may not be amended, altered or modified except by a writing signed by the parties. This Agreement supersedes all prior written, and all prior and contemporaneous oral, agreements, representations, warranties, statements, promises and understandings with respect to the subject matter hereof.

  IN WITNESS WHEREOF, each of the parties has duly executed this Agreement as of the Effective Date.

CYBER MERCHANTS EXCHANGE, INC. /s/ Frank Yuan By: Frank Yuan Its: Chairman & CEO ____________________________ April 20th, 2000	RETEX COOPERATIVE, INC. /s/ Umberto J. Gallo By: Umberto J. Gallo Its: President ____________________________ April 20th, 2000

EXHIBIT A
PRICING AND COMMISSIONS

  Products and Services

  Basic Products and Services. Basic Products and Services are free of charge to a Members.

  Special Products and Services. Special Products and Services will be provided by C-ME to Member and billed on a time and materials basis. Rates will be in accordance with C-ME's then current rate schedule. Member will receive a 15% invoice discounts for these services, and the discount will be noted on the invoice as a "Retex Value Added Discount".

  ISN Hosting Fees

  All Manufacturers will pay C-ME a $150.00 per month Base ISN Hosting Fee for a Base ISN, and $30.00 per month for each additional ISN in which the Manufacturer agrees to include itself in any manner or form.

  Commission:

  Retex will receive a commission based on the following tier(s) of Aggregate Monthly Revenue:

TIER	AGGREGATE MONTHLY REVENUE	COMMISSION %
1	$ 0 - 999,999	25
2	$ 1 Million - 4.999 Million	26
3	$ 5 Million - 9.999 Million	27
4	$10 Million - 10.999 Million	28
5	$11 Million - 20.999 Million	29
6	$21 Million>	30

  Once a tier has been reached, the Commission rate applicable to that tier shall apply to all Aggregate Monthly Revenue.

  Commission payments shall be made on a monthly basis within thirty (30) days after the end of the immediately preceding month, together with a statement showing revenues and a computation of fees payable for such preceding month. Member and Retex shall have the right to audit C-ME's books and records from time to time to ensure the accuracy of statements provided, and payments made under this Agreement. C-ME shall make best efforts to collect all fees due from Manufacturers and Members.

EXHIBIT B
BASIC PRODUCTS AND SERVICES

  Internet Sourcing Network ("ISN")

  The cornerstone of C-ME's services is Internet Sourcing Networks ("ISNs"). An ISN is a private extranet built and maintained by C-ME according to each Retex Member's specifications. These web-based turnkey systems automate merchandise sourcing (front-end) activities for retailers in an efficient manner at no cost to them.

  ISNs allow retailers and vendors to conduct business using any internet connection without investing in expensive hardware, software or training. Retex Members create personalized profiles, and get product information on only the products they want to buy. After paying to join a retailer's ISN, small and large vendors can get instant feedback about purchasing needs and decisions, and make product changes and additions instantly. Vendors who join an ISN can update product listings and photographs any time from any computer with an Internet connection.

  Virtual Trade Show

  This centralized product showcase features vendors' products, allows buyers to freely search or customize searches, and allows vendors to directly reach a wider universe of buyers.

  Wholesale Auction Center

  This auction provides a vertical marketplace for retailers to buy odd lots and closeouts with dynamic pricing, and allows vendors to liquidate odd lots and closeouts in bulk quantity. C-ME is currently pursuing patent protection for the auction process, which is designed to eliminate fraudulent transactions. C-ME expects to launch this service in the Year of 2000.

  Factory Outlet Mall

  This forum allows vendors to sell products directly to consumers. It is C-ME.com's only business-to-consumer segment, and is a complete e-commerce package consisting of secure credit card transactions, shopping cart functions and automatic calculation of sales tax and freight charges. C-ME plans to launch this service in the Year of 2000.

  Template Web Design and Web Site Hosting.

  Many vendors do not have an Internet commerce strategy and most do not have a web presence. C-ME provides cutting-edge web design and hosting services to meet these needs.

  Dynamic End-User Portfolio System (as defined in the Agreement).

  Member ISN. (as defined in the Agreement).

  FOCASTING (as defined in the Agreement).

  C-Me Software (as defined in the Agreement).

  Training and Instructional Materials.

  C-ME will provide, upon Members reasonable request, training and up-to-date instructional materials for the operation of all C-ME Software and all other aspects of the Member ISN.

  Installation

  [to be determined]

  Maintenance

    Definitions

    Severity 1 Defect - the ISN is inoperable and the inability to use the ISN has a critical impact on Retex's or the Member's operation.

    Severity 2 Defect - the ISN is usable, but an essential component of the ISN is malfunctioning and substantially impacts Retex's or Member's operation.

    Severity 3 Defect - the ISN is usable but is not functioning in material conformance with the Specifications.

    Access to Help

    C-ME shall provide Retex and Members with support services that shall include, without limitation; a) creating, maintaining and updating help and support pages accessible by Retex, Members and Manufacturers within and as a part of the ISN including a list of frequently asked questions, and b) a C-ME help desk accessible by Retex and Members 24 hours per day, 7 days per week, provided that after C-ME's business hours, the help desk support shall be accomplished through a pager to a C-ME employee capable of addressing problems with the ISN and/or server and providing the services as contemplated therein. C-ME shall provide Retex and Members with this pager number (and employee name) as of the Effective Date and will provide updated information as applicable.

EXHIBIT C
INDIVIDUAL MEMBER AGREEMENT
(IMA)

EXHIBIT D
EXCLUDED RETAIL COMPANIES

  Burlington Coat Factory

  Factory 2-U, Inc.

EXHIBIT E
SPECIFICATIONS

  End User (Buyer) Profile set-up instructions
  End User (Buyer) merchandise daily operational instructions for ISN use.

EXHIBIT F
PROGRAM MANAGEMENT AND SUMMARY REPORTS

TO BE DETERMINED:

EXHIBIT G
WARRANTIES

  C-ME is a corporation duly organized, validly existing and in good standing in the State of California.

  C-ME has all necessary rights, powers, and title to enter into this Agreement and perform its obligations hereunder.

  C-ME will comply with all applicable laws and regulations.

  Products and Services provided by C-ME hereunder shall not violate any laws or regulations.

EXHIBIT H
INSTALLATION, ACCEPTANCE, MAINTENANCE

  Installation

  [to be determined]

  Testing and Acceptance

  C-ME shall make available ISNs that are developed in connection with this Agreement for Retex's and Members' review, testing and acceptance in the following manner:

    Retex Testing and Acceptance

    Retex shall have the right to institute testing on a pilot basis, whereby Retex shall have the right to test C-ME's provision of ISN and other Products and Services to a Member selected by Retex. The pilot test shall be in accordance with the following: (i) the ISN shall be implemented on a password protected server (the "Shadow Site") and (ii) C-ME shall provide Retex with all work product, content, and any assistance needed for Retex's internal implementation, review and acceptance testing. Retex shall have 60 days to review and evaluate ISNs and other Products and Services ("Acceptance Period") and to assess whether they meet the Specifications and descriptions set forth in this Agreement. If Retex rejects the ISN and or any other Product or Service during the Acceptance Period, Retex may, in its sole discretion, elect to: (a) extend the time for C-ME to provide a revised ISN or other Products or Services for testing under this Paragraph; (b) revise the Specifications and product descriptions and negotiate an appropriate adjustment to the Commission; or (c) reject this Master Agreement IMA and any other applicable contractual agreement and be reimbursed by C-ME for any costs relating thereto.

    Member Testing and Acceptance

    C-ME shall make available ISNs that are developed in connection with this Agreement for Members' review and acceptance testing in the following manner: (i) the ISN shall be implemented on a password protected server (the "Shadow Site") and (ii) C-ME shall provide Members with all work product, content, and any assistance needed for Members' internal implementation, review and acceptance testing. Members shall have 60 days to review and evaluate ISNs and other Products and Services ("Acceptance Period") and to assess whether they meet the Specifications and descriptions set forth in this Agreement. If a Member rejects the ISN and or any other Product or Service during the Acceptance Period, the Member may, in its sole discretion, elect to: (a) extend the time for C-ME to provide a revised ISN or other Products or Services for testing under this Paragraph; (b) revise the Specifications and product descriptions and negotiate an appropriate adjustment to the Commission; or (c) reject the IMA and be reimbursed by C-ME for any costs relating thereto.

  Maintenance

    Definitions

    Severity 1 Defect - the ISN is inoperable and the inability to use the ISN has a critical impact on Retex's or the Member's operation.

    Severity 2 Defect - the ISN is usable, but an essential component of the ISN is malfunctioning and substantially impacts Retex's or Member's operation.

    Severity 3 Defect - the ISN is usable but is not functioning in material conformance with the Specifications.

    Access to Help - C-ME shall provide Retex and Members with support services that shall include, without limitation; a) creating, maintaining and updating help and support pages accessible by Retex, Members and Manufacturers within and as a part of the ISNs including a list of frequently asked questions, and b) a C-ME help desk accessible by Retex and Members 24 hours per day, 7 days per week, provided that after C-ME's business hours, the help desk support shall be accomplished through a pager to a C-ME employee capable of addressing problems with the ISN and/or server and providing the services as contemplated therein. C-ME shall provide Retex and Members with this pager number (and employee name) as of the Effective Date and will provide updated information as applicable.

    Service Response Time

    Severity 1 Defects

      C-ME shall use best efforts to correct, within 24 hours of the time a Severity 1 Defect is discovered. In the event C-ME is unable to comply with the requirements set forth in the foregoing sentence, Member shall be entitled to a credit of dollars for each hour beginning one hour after the time of discovery, until the Severity 1 Defect is corrected and the performance, delivery, accessibility or availability of the ISN has been restored to be in accordance with this Agreement.

    Severity 2 Defects

      C-ME shall use best efforts to correct, within 12 hours of the time a Severity 2 Defect is discovered. In the event C-ME is unable to comply with the requirements set forth in the foregoing sentence, Member shall be entitled to a credit of dollars for each hour beginning one hour after the time of discovery, until the Severity 2 Defect is corrected and the performance, delivery, accessibility or availability of the ISN has been restored to be in accordance with this Agreement.

    Severity 3 Defects

      C-ME shall use best efforts to correct, within 6 hours of the time a Severity 3 Defect is discovered. In the event C-ME is unable to comply with the requirements set forth in the foregoing sentence, Member shall be entitled to a credit of dollars for each hour beginning one hour after the time of discovery, until the Severity 3 Defect is corrected and the performance, delivery, accessibility or availability of the ISN has been restored to be in accordance with this Agreement.

INDIVIDUAL MEMBER AGREEMENT

BY AND BETWEEN:

[Retex Member]

AND

AND CYBER MERCHANTS EXCHANGE, INC.

THIS INDIVIDUAL MEMBER AGREEMENT (this "Agreement") is made on the           day of                  , 2000 (the "Effective Date"), by and between [               ], with offices located at                , on behalf of itself and its Affiliates ("Member"), and Cyber Merchants Exchange, Inc., a California corporation, d/b/a C-ME.com ("C-ME"), with offices at 600 South Lake Avenue, Suite 405, Pasadena, California 91106.

RECITALS

WHEREAS, C-ME has developed technology, and desires to engage in the business of providing a service which utilizes such technology, defined as Internet Sourcing Network ("ISN") - a private extranet built and maintained by the Company according to each Retex member's specifications. These web-based turnkey systems automate the front-end merchandise sourcing activities of members at no cost, and provide tremendous time and cost savings; and

WHEREAS, C-ME and Retex Cooperative, Inc. ("Retex") a California Company, with offices at 350 5th Ave., Suite 1514, New York, New York 10118, have entered into an agreement ("Master Service Agreement") which sets forth certain rights of Retex, its members and patrons, to obtain services from C-ME under terms and conditions set forth in the Master Services Agreement; and

WHEREAS, Member is a member or patron of Retex in accordance with Retex's bylaws; and

WHEREAS, C-ME and Member desire Member to become a ISN User under the terms set forth below and in accordance with the Master Services Agreement;

NOW THEREFORE, in consideration of the foregoing premises and the mutual promises contained herein, the parties agree as follows:

ARTICLE I
DEFINITIONS

Terms in this Agreement which are capitalized shall have the meanings set forth below or defined elsewhere in this Agreement:

1.1

"Additional Service Fee" shall mean the fee payable to C-ME for any consulting services C-ME is requested to provide in connection with the installation, hosting or maintenance of the hardware and software required for the EDI

1.2

"Affiliate" shall mean Member and any corporation, partnership or joint venture, which directly or indirectly is controlled by, or is under common control with Member. As used herein "control" is defined as directly or indirectly beneficially controlling, owning or holding of record more than 50% of all classes of voting securities of a corporation, or, in the case of an entity which is not a corporation, more than 50% of the equity interest.

1.3

"Base Internet Sourcing Network" shall mean the first ISN chosen by a Manufacturer in which the Manufacturer agrees to have C-ME include promotional data with respect to fifteen (15) of the Manufacturer's products and/or services.

1.4	"Base Subscription Fee" shall mean the monthly fee payable to C-ME by Manufacturers for C-ME's operation of the Manufacturer's Base ISN.
1.5	"Base ISN Set-Up Fee" shall mean the initial set-up fee payable to C-ME by a Manufacturer in connection with the establishment of such Manufacturer's Base ISN.
1.6	"Basic Products and Services" shall mean the products and services listed on Exhibit A.
1.7	"C-ME Software" means software required for Member's, Retex's and Manufacturer's usage, data design, data storage and transmission to and from the Member ISN.
1.8

"Change Fees" shall mean the fees payable to C-ME by any Manufacturer for changes including, but not limited to, additions, deletions, or modifications made by C-ME to such Manufacturer's product information and/or product images.

1.9

"Dynamic End-User Portfolio System" or "DEPS" shall mean the proprietary technology developed by C-ME, and more fully described in the Specifications, whereby ISN Users can: (i) independently manipulate information contained within their databases including, but not limited to, selectively deleting, restoring, and archiving information, without affecting the databases created by other ISN Users, and (ii) receive notifications of new information transmitted to their databases.

1.10	"Domestic" means a Manufacturer that is organized under the laws of and having offices in any state in the United States or any United States territory.
1.11	"EDI" shall mean the electronic data interchange which provides the capability to exchange business documents and transfer funds over the Internet.
1.12

"Excess Hosting Fee" shall mean the monthly fee payable to C-ME by Manufacturers for the display of any products in excess of the fifteen (15) products and services included in the Base ISN or additional ISN.

1.13

"FOCASTING" shall mean the proprietary technology developed by C-ME, and more fully described in the Specifications, whereby ISN Users can create their own private web pages by selecting categories and product lines which fall within their specific areas of interest to be pushed and broadcast to such web pages.

1.14

"Manufacturer" shall mean those Domestic and Non-Domestic suppliers of goods and services from which C-ME obtains information for the purpose of making such information available to Member via the internet pursuant to this Agreement.

1.15	"Member ISN" shall mean the Internet Sourcing Network created and maintained by C-ME for Member's exclusive use.
1.16	"Non-Domestic" means other than a Domestic Manufacturer.
1.17	"Products and Services" shall mean all those products and services provided by C-ME to Member under this Agreement and under the Master Services Agreement.
1.18	"Special Products and Services" shall mean services provided by C-ME upon Member's request at mutually agreed upon rates that are not Basic Products and Services.
1.19	"Specifications" shall mean those specifications, user manuals, training manuals, related documents and promotional materials as set forth in Exhibit B, attached hereto and incorporated herein.
ARTICLE 2 RIGHTS AND OBLIGATIONS OF C-ME
2.1

Create Member ISN and Provide Other Products and Services. C-ME shall: (a) create a Member ISN consisting of promotional materials provided by Manufacturers who have agreed to join the ISN, with the assistance of Member and for its exclusive use; (b) provide all Basic Products and Services set forth in Exhibit A; and (c) provide Special Products and Services in accordance with this Agreement. C-ME shall operate and maintain the Member ISN in accordance with the Performance Standards, set forth in Exhibit C, attached hereto and incorporated herein, and allow Member unlimited access thereto, 24 hours per day, 7 days per week, free of charge.

2.2

Special Consulting for EDI Connection. C-ME may charge a reasonable consulting fee, which shall be agreed upon in advance by Member, to facilitate the connection of the Member Web Site to Member's existing mainframe and network for use of the EDI, if C-ME's assistance is requested by Member.

2.3

New Products and Services. C-ME shall make available to Member each new product, service, enhancement or additional feature of the Member ISN as soon as the same shall become available, provided however, that nothing contained herein shall obligate C-ME to develop any such additional features, products or services.

2.4

C-ME Software License. C-ME hereby grants Member, for the duration of the term of this Agreement and for a period of 90 days subsequent to its termination for any reason, a royalty-free license to use, solely in connection with the Member ISN, the C-ME Software, including all updates thereof.

2.5

Indemnification for Intellectual Property and Use of Products and Services. C-ME agrees to indemnify, defend and hold Members, Affiliates and their respective directors, officers, agents and employees ("Indemnified Parties") harmless from and against any claim or cause of action for: patent and/or copyright infringement; unlawful disclosure or use or misappropriation of a trademark, servicemark, trade secret or other intellectual property right; defamation; of violation of applicable laws pertaining to privacy; inappropriate use of content included in the ISN, ("Indemnifiable Claim") asserted against any of the Indemnified Parties by virtue of Members' use of Products or Services. Retex or Member may participate in the defense of the claims by counsel of its own choosing, at their respective cost and expense.

Each party shall give prompt notice of any such claim to the other. C-ME shall have the right to control and direct the investigation, defense and settlement of each such claim. Member shall reasonably cooperate with C-ME in connection with the foregoing at C-ME's expense. Should the Products or Services as used by Member become, or in C-ME's opinion be likely to become, the subject of an Indemnifiable Claim, C-ME shall at its option and sole expense either: (i) procure for the Member the right to continue to use Products and Services as contemplated under this Agreement, or (ii) modify Products and Services to eliminate any Indemnifiable Claim which might result from use hereunder, provided that the performance of Products and Services must remain the same as provided in the applicable specifications thereof, or (iii) replace Products and Services with an equally suitable, compatible and functionally equivalent non-infringing Product or Service at no additional charge to either Retex or Member. This Section 2.5 shall survive the termination of this Agreement.

2.6

License to Use Transmitted Content. With respect to transmissions received, directly or indirectly, by Member from Manufacturers through the Member ISN, C-ME hereby grants to Member a non-exclusive license to capture, copy, reproduce, display, and any other such data supplied by Manufacturers. C-ME shall require each Manufacturer to supply C-ME such images and data for use by Member.

2.7

List of Manufacturers. C-ME shall provide to Member a list of all Member's Manufacturers upon request. C-ME shall provide Member with its proposed agreement for use with prospective Manufacturers, which shall be subject to Member's approval, which approval shall not be unreasonably withheld. The list of Manufacturers as of the Effective Date is set forth in Exhibit D, which Exhibit shall be revised as new Manufacturers are added and existing ones are deleted. C-ME will provide Members with prompt notice of all such revisions to Exhibit D.

ARTICLE 3 RIGHTS AND OBLIGATIONS OF MEMBER
3.1

Member Vendor List. Member shall provide to C-ME a list ("Member Vendor List") of Manufacturers to be included in the Member ISN and other potential participants in the Member ISN. Member may amend and or supplement the Member Vendor List from time to time with supplemental lists of vendors, contractors, suppliers and other parties.

3.2

Marketing and Promotion. Member shall assist C-ME in marketing and promoting the Member ISN to potential Manufacturers, as follows:

  Member shall assign a project leader to assist C-ME personnel in setting up and implementing the Member ISN, to give input on the development of an EDI system on the Member ISN as well as assist in marketing efforts;

  Member shall send mailings to potential Manufacturers encouraging and requesting participation by such vendors in the Member ISN and follow-up said mailings with telephone calls by appropriate Member employees and/or agents;

  after the EDI system on the Member ISN has been fully developed, successfully tested, and is fully operational, encourage and request vendor use of such system;

  Member shall hold meetings with vendors (in the form of seminars, breakfast meetings, and the like) in order to market and promote the Member ISN; and

  Member shall issue a joint press release with C-ME to market and promote the Member ISN.

3.3

Assist C-ME. Member shall provide C-ME with those specifications and data for the creation of the Member ISN that are listed in Exhibit E. In addition, Member will give reasonable assistance to C-ME with respect to C-ME's design of the Member ISN. Reasonable assistance shall include, but not necessarily be limited to providing C-ME with copies of reasonably requested materials.

3.4

No Unauthorized Use of Member's Name. Neither C-ME nor any other person shall be authorized to mention or use Member's name in connection with the encouragement of any prospective Manufacturer to become a Manufacturer hereunder, without Member's prior written approval.

3.5

Necessary Hardware and Software. Member shall acquire, install and maintain the hardware and software in accordance with the specifications set forth in Exhibit F which are necessary for Member to participate in the Member ISN and the EDI.

3.6

EDI Function. Once the EDI capabilities are implemented with respect to the Retex Member, Member may develop and implement a system, (with the assistance of C-ME to ensure conformity throughout its ISN), to (a) transmit orders from Member buyers and other related personnel to each of its Manufacturers, (b) issue invoices for merchandise sold via the Member and (c) facilitate and track the shipping of merchandise between Manufacturers and Member.

3.7

Indemnification for Disputes Between Member and Manufacturer. Member shall indemnify, defend, save and hold C-ME harmless from and against any claim of any Manufacturer arising as a result of Member's failure to perform its obligations under a contract with that Manufacturer, unless such failure is related to C-ME's negligent acts or omissions or its breach of any provision of this Agreement.

3.8	Use of ISN. Member shall use the C-ME Software and Member ISN provided by C-ME.
3.9

Permission to Promote Member. Member grants C-ME permission, for the duration of this Agreement, to include Member's promotional data provided by Member which is contained in the Member ISN, on ISNs developed by C-ME including, but not limited to http//www.c-me.com, provided such ISNs: (i) do not contain any defamatory or sexually explicit content; (ii) do not violate any applicable privacy laws; (iii) do not infringe on the intellectual property rights of others, such as those rights obtained through copyright, patents, trademarks and servicemarks; (iv) are created and operated in compliance with all applicable laws.

ARTICLE 4
TESTING AND ACCEPTANCE

C-ME shall make available ISNs that are developed in connection with this Agreement for Member's review and acceptance testing in the following manner: (i) the ISN shall be implemented on a password protected server (the "Shadow Site") and (ii) C-ME shall provide Member with all work product, content, and any assistance needed for Member's internal implementation, review and acceptance testing. Member shall have 60 days to review and evaluate ISN and other Products and Services ("Acceptance Period") and to assess whether they meet the Specifications and descriptions set forth in this Agreement. If Member rejects the ISN and or any other Product or Service during the Acceptance Period, Member may, in its sole discretion, elect to: (a) extend the time for C-ME to provide a revised ISN or other Products or Services for testing under this Paragraph; (b) revise the Specifications and product descriptions and negotiate an appropriate adjustment to the Commission; or (c) reject this Agreement and any other applicable agreement relating hereto, and be reimbursed by C-ME for any reasonable costs relating thereto.

ARTICLE 5
PAYMENT

5.1	Basic Products and Services. Basic Products and Services are provided by C-ME free of charge to Member.
5.2

Special Products and Services. Special Products and Services will be provided by C-ME to Member and billed on a time and materials basis. Rates will be in accordance with C-ME's then current rate schedule. Member will receive a 15% invoice discounts for these services, and the discount will be noted on the invoice as a "Retex Value Added Discount".

5.3	C-ME's Payment to Retex. The parties hereto acknowledge the Master Service Agreement, which provides that C-ME pays Retex a commission.
5.4

Retex's Payment to Member.Member acknowledges that it shall enter into an agreement with Retex (generally referred to by Retex as a "Program Agreement") under which Member shall receive rebates from Retex which relate to this Agreement and the Master Service Agreement.

ARTICLE 6 REPRESENTATIONS AND WARRANTIES
6.1

Member represents and warrants to C-ME that:

  Member is a corporation duly organized, validly existing and in good standing under the laws of [_______________].

  Member has full corporate authority and power to enter into this Agreement and to perform its obligations under this Agreement.

  Member will not sell to, purchase from, provide or exchange with any third party any Manufacturer information identified as confidential information in the agreement for services between C-ME and each such Manufacturer. Notwithstanding the above, no such information shall be deemed confidential to the extent it is otherwise in the possession of Member without any obligation of confidentiality, is now or hereafter in public domain, is lawfully obtained from a third-party, or is required to be disclosed by law.

  Member's performance of this Agreement will not violate any applicable law or regulation or any agreement to which Member may now or hereafter be bound.

  This Agreement represents a valid obligation of Member and is fully enforceable against Member according to its terms.

6.2

C-ME represents and warrants to Member that:

  C-ME is a corporation duly organized, validly existing and in good standing under the laws of the State of California.

  C-ME has full corporate authority and power to enter into this Agreement and is otherwise in all respects capable of entering into this Agreement without violation of any statutes, regulations, contractual or common laws.

  C-ME's performance of this Agreement will not violate any applicable law or regulation, common law, or any agreement to which C-ME may now or hereafter be bound.

  This Agreement represents a valid obligation of C-ME and is fully enforceable against C-ME according to its terms.

  The Products and Services shall be completed in a workmanlike manner and shall substantially conform to the Specifications.

  C-ME does not represent or warrant that the Products and Services will be uninterrupted or error free.

  C-ME does not represent or warrant that information provided by the Manufacturers will be accurate or error free.

  Products and Services will not contain any viruses, Trojan horses, worms, time bombs or other computer programming devices which are intended to damage Member's system or data or prevent Member from using same.

  The list of specifications and data to be provided by Member for creation of ISN set forth in Exhibit E is accurate and complete.

  Member's hardware and software requirements set forth in Exhibit F are accurate and complete, and are necessary and appropriate for Member to participate in the Member ISN, and Member's ISN will operate efficiently if Member's hardware and software comply with such specifications.

  THE WARRANTIES SET FORTH ABOVE CONSTITUTE THE ONLY WARRANTIES WITH RESPECT TO THE PRODUCTS AND SERVICES AND ARE IN LIEU OF ANY OTHER WARRANTIES WRITTEN OR ORAL, EXPRESS OR IMPLIED, INCLUDING, WITHOUT LIMITATION, THE WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

ARTICLE 7 TERM AND TERMINATION
7.1

This Agreement shall be for a term of ____ year(s), which shall automatically renew for successive one year terms, unless either party gives 60 days notice of non-renewal prior to the expiration of a term.

7.2

This Agreement may be terminated by the non defaulting party upon the occurrence of any of the following events of default:

  either party fails to make payment as required under this Agreement, and such failure continues for a period of fifteen (15) business days after notice has been sent to the non-paying party;

  a party (i) files for bankruptcy, receivership, insolvency, reorganization, dissolution, liquidation or any similar proceedings, as applicable, or (ii) has a proceeding instituted against it and such proceeding is not dismissed within sixty (60) days; and

  a party fails to observe any material obligation specified in this Agreement and such failure is not cured within thirty (30) days of a notice specifying the breach.

7.3	This Agreement may be terminated by either party upon 60 days written notice by the terminating party to the other party.
7.4	This Agreement may be terminated by Member pursuant to Article 4.
7.5

Upon termination of this Agreement for any reason, all data contained within Member's ISN shall remain the property of Member and the C-ME Software shall remain the property of C-ME. C-ME shall deliver all such property to Member in a format reasonably requested by Member, within 30 days of the termination. Additionally, C-ME shall provide Member with reasonable assistance with respect to Members' reasonable efforts to find substitutes for Products and Services. Such cooperation continue for at least 90 days subsequent to the termination and shall include but not be limited to providing reasonable access to C-ME's records, agreements, employees, independent contractors which relate to this Agreement. Upon C-ME's reasonable request, Retex and Members shall maintain confidentiality with respect to information obtained through C-ME's cooperation required under this provision.

ARTICLE 8 GENERAL INDEMNIFICATION
8.1

Member will indemnify, defend and hold C-ME harmless from and against any and all obligations, charges, liabilities, costs, fees, increased taxes or expenses, including without limitation, court costs and reasonable attorneys' fees (including allocated costs of internal counsel, if applicable), which C-ME may incur as a result of negligent acts or negligent omissions of Member, its employees or agents relating to the exercise of, or the failure to exercise, Member's obligations under this Agreement.

8.2

C-ME will indemnify, defend and hold Member and Retex harmless from and against any and all obligations, charges, liabilities, costs, fees, increased taxes or expenses, including without limitation, court costs and reasonable attorneys' fees (including allocated costs of internal counsel, if applicable), which Member may incur as a result of negligent acts or negligent omissions of C-ME, its directors, officers, employees or agents relating to the exercise of, or the failure to exercise, C-ME's obligations under this Agreement.

8.3	Sections under Article 8 will survive termination of this Agreement.
ARTICLE 9 CONFIDENTIALITY
9.1

Both parties agree that each will reveal Confidential Information only to those of its directors, officers, agents or employees with a need to know. "Confidential Information" means all confidential or proprietary information about any other party, including but not limited to software, customer and vendor names, addresses and account numbers, retail locations, sales volume(s), merchandise mix or other information of the business affairs of either party or Manufacturer, its parent company or its affiliated and subsidiary companies, which that party reasonably considers confidential and/or proprietary. Confidential Information will not include information in the public domain, information already known by the party receiving the information prior to commencing the discussions that led to this Agreement, information lawfully obtained from a third party, and information required to be disclosed by law.

9.2

Each party agrees not to use Confidential Information nor to disclose Confidential Information to any third-party, except as may be necessary for that party to perform its obligations pursuant to this Agreement, unless otherwise agreed upon by the parties or required by law. If either party should disclose Confidential Information to a third-party, such party will cause the third-party to agree to the confidentiality provisions set forth in this Section. The provisions of this Section will survive the termination of this Agreement.

9.3

Each party agrees that any violation in breach of the provisions of this Article shall result in irreparable harm to the party to which the Confidential Information belongs and such party shall be entitled to such injunctive relief from any court of competent jurisdiction without the necessity of any undertaking, bond or proof of evidence of injury or damage. Such remedy shall be in addition to, and not in lieu of, any other right or remedy available to each party under law or equity.

ARTICLE 10 MISCELLANEOUS
10.1

Notice. All notices or other communications required or permitted to be given hereunder shall be in writing and shall be delivered by hand or sent by prepaid telex, cable or telecopy, or sent, postage prepaid, by registered, certified or express mail, or reputable overnight courier service and shall be deemed given when so delivered by hand, telexed, cabled, or telecopied, or if mailed, three days after mailing (one business day in the case of express mail or overnight courier service), to the address of the party for whom intended at such address as is set forth at the beginning of this Agreement, Attention: President, or at such other address as such party may hereafter specify by written notice to the other party.

10.2

Unenforceable Provisions. In the event that any provision (or any portion of any provision) of this Agreement shall be held to be void or unenforceable, the remaining provisions of this Agreement (and the remaining portion of any provision found void or unenforceable in part only) shall continue in full force and effect. Additionally, in the event this Agreement or any provision or portion thereof shall be held to violate any rule against perpetuities or any other rule limiting the duration of the term of this Agreement, then this Agreement or any such provision or portion thereof shall be automatically amended (and any court of competent jurisdiction is hereby requested to amend it) so as to extend for the longest period possible, including extension, which shall not be in violation of any such rule, it being the intent of the parties to provide the longest term possible.

10.3

Entire Agreement. This Agreement, the Exhibits attached hereto and documents and materials incorporated herein, constitute the entire understanding and contract among the parties with respect to the subject matter hereof, supersedes all prior agreements and understanding between them, written or oral, and may not be modified, amended or terminated orally.

10.4

Waiver. A waiver of any breach or violation of any term, provision, agreement, covenant or condition herein contained shall not be deemed to be a continuing waiver or a waiver of any future or past breach or violation.

10.5	Assignment. This Agreement may not be assigned by any party without the prior written consent of the other party, which consent may not be unreasonably withheld.
10.6

Benefit of Agreement. This Agreement shall be binding upon and shall inure to the benefit of all representatives, nominees, transferees, successors and assigns. None of the agreements, representations or other provisions contained herein shall be for the benefit of any person or entity not a party to this Agreement except that: (i) Retex is an intended third party beneficiary of this Agreement; and (ii) the provisions of Sections 2.5 shall inure to the benefit of the Indemnified Parties.

10.7

Disputes. The following procedure will be adhered to in all disputes that arise under this Agreement, except in circumstances in which a party seeks injunctive relief to protect its trademarks or other intellectual property and its Confidential Information. Either party to this Agreement must notify the other party of the nature of the dispute with as much detail as possible about the deficient performance of the other party. Each party shall have a representative who is knowledgeable of the services and empowered to represent the respective party in dispute negotiations ("Project Manager"). The Project Managers shall meet telephonically or in person as soon as possible, but no later than thirty (30) days after the date of the written notification, to reach an agreement about the nature of the deficiency and the corrective action to be taken by the respective parties. The Project Managers shall within fifteen (15) days after such meeting produce a report about the nature of the dispute in detail to their respective management. If the Project Managers are unable to agree on corrective action, the respective managers to whom the Project Managers report or their successors ("Management", if different than the Project Manager) shall meet telephonically or in person to facilitate an agreement as soon as possible, but no later than fifteen (15) days after the date of the report. If Management cannot resolve the dispute with a written plan of corrective action as soon as possible, but no later than sixty (60) days after their initial meeting, or if the agreed upon completion dates in the written plan of corrective action are exceeded, either party may proceed with its respective rights under this Agreement.

In the event of any dispute, claim, question or disagreement between the parties arising out of or relating to the Agreement, the parties shall use their best efforts to settle such dispute, claims, questions or disagreements. To this effect, they shall consult and negotiate with each other and in good faith and recognizing their mutual interest, attempt to reach a just and equitable solution satisfactory to the parties.

10.8	Compliance with Laws. Each party hereto shall comply with all applicable laws and regulations governing this Agreement.
10.9	Governing Law. This Agreement shall be governed by the laws of [________________________].
10.10	Headings. Section headings are used for convenience only and shall in no way affect the construction of this Agreement.
10.11

Counterparts. This Agreement may be executed in counterparts, and each such counterpart shall be deemed to be an original instrument, but all such counterparts together shall constitute but one agreement.

IN WITNESS WHEREOF, each of the parties has duly executed this Agreement as of the Effective Date.
CYBER MERCHANTS EXCHANGE,INC. /s/ Frank S. Yuan By: Frank S. Yuan Its: Chairman & CEO _________________ [Date]	[RETEX MEMBER] /s/ By: Its: _________________ [Date]

Exhibit A
Basic Products and Services

  Internet Sourcing Network ("ISN")

  The cornerstone of C-ME's services is Internet Sourcing Networks ("ISNs"). An ISN is a private extranet built and maintained by C-ME according to each Retex Member's specifications. These web-based turnkey systems automate merchandise sourcing (front-end) activities for retailers in an efficient manner at no cost to them.

  ISNs allow retailers and vendors to conduct business using any internet connection without investing in expensive hardware, software or training. Retex Members create personalized profiles, and get product information on only the products they want to buy. After paying to join a retailer's ISN, small and large vendors can get instant feedback about purchasing needs and decisions, and make product changes and additions instantly. Vendors who join an ISN can update product listings and photographs any time from any computer with an Internet connection.

  Virtual Trade Show

  This centralized product showcase features vendors' products, allows buyers to freely search or customize searches, and allows vendors to directly reach a wider universe of buyrs.

  Wholesale Auction Center

  This auction provides a vertical marketplace for retailers to buy odd lots and closeouts with dynamic pricing, and allows vendors to liquidate odd lots and closeouts in bulk quantity. C-ME is currently pursuing patent protection for the auction process, which is designed to eliminate fraudulent transactions. C-ME expects to launch this service in the year 2000.

  Factory Outlet Mall

  This forum allows vendors to sell products directly to consumers. It is C-ME.com's only business-to-consumer segment, and is a complete e-commerce package consisting of secure credit card transactions, shopping cart functions and automatic calculation of sales tax and freight charges. C-ME plans to launch this service in the year 2000.

  Template Web Design and Web Site Hosting

  Many vendors do not have an Internet commerce strategy and most do not have a web presence. C-ME provides cutting-edge web design and hosting services to meet these needs.

  Dynamic End-User Portfolio System (as defined in the Agreement)

  Member ISN (as defined in the Agreement)

  FOCASTING (as defined in the Agreement)

  C-ME Software (as defined in the Agreement)

  Training and Instructional Materials.

  C-ME will provide, upon Members reasonable request, training and up-to-date instructional materials for the use of all C-ME Software and all other aspects of the Member ISN.

  Installation

  Since ISN is a web based application, Retex's member can use C- ME's ISN without installation of software.

  Maintenance

    Definitions

    Severity 1 Defect - the ISN is inoperable and the inability to use the ISN has a critical impact on Retex's or the Member's operation.

    Severity 2 Defect - the ISN is usable, but an essential component of the ISN is malfunctioning and substantially impacts Retex's or Member's operation.

    Severity 3 Defect - the ISN is usable but is not functioning in material conformance with the Specifications.

    Access to Help

    C-ME shall provide Retex and Members with support services that shall include, without limitation; a) creating, maintaining and updating help and support pages accessible by Retex, Members and Manufacturers within and as a part of the ISNs including a list of frequently asked questions, and b) a C-ME help desk accessible by Retex and Members 24 hours per day, 7 days per week, provided that after C-ME's business hours, the help desk support shall be accomplished through a pager to a C-ME employee and/or contractor capable of addressing problems with the ISN and/or server and providing the services as contemplated therein. C-ME shall provide Retex and Members with this pager number (and employee name) as of the Effective Date and will provide updated information as applicable.

Exhibit B

Specifications, User Manuals, Training Manuals, Related Documents and Promotional Materials

  End User (Buyer) Profile set-up instructions
  End User (Buyer) merchandise daily operational instructions for ISN use.

Exhibit C

Performance Standards

  Service Response Time

  Severity 1 Defects

    C-ME shall use best efforts to correct, within 24 hours of the time a Severity 1 Defect is discovered. In the event C-ME is unable to comply with the requirements set forth in the foregoing sentence, Member shall be entitled to a credit of __________ dollars for each hour beginning one hour after the time of discovery, until the Severity 1 Defect is corrected and the performance, delivery, accessibility or availability of the ISN has been restored to be in accordance with this Agreement.

  Severity 2 Defects

    C-ME shall use best efforts to correct, within 12 hours of the time a Severity 2 Defect is discovered. In the event C-ME is unable to comply with the requirements set forth in the foregoing sentence, Member shall be entitled to a credit of _______ dollars for each hour beginning one hour after the time of discovery, until the Severity 2 Defect is corrected and the performance, delivery, accessibility or availability of the Web Site has been restored to be in accordance with this Agreement.

  Severity 3 Defects

    C-ME shall use best efforts to correct, within 6 hours of the time a Severity 3 Defect is discovered. In the event C-ME is unable to comply with the requirements set forth in the foregoing sentence, Member shall be entitled to a credit of ________ dollars for each hour beginning one hour after the time of discovery, until the Severity 3 Defect is corrected and the performance, delivery, accessibility or availability of the ISN has been restored to be in accordance with this Agreement.

  ISN Standards

    Availability. ISN created and/or operated in connection with this Agreement, directly or indirectly by C-ME or its agents or independent contractors shall be available to Members and Manufacturers a minimum of 99.9 % of the time during any 24 hour period, 99.9 % of the time during any 7 day period, and 99.9% of the time during any 30 day period; and there will be no period of interruption that exceeds 24 continuous hours.

    Response Time. The mean response time for server response to all accesses to the ISN shall not exceed 10 seconds during any 1 hour period.

    Security. C-ME shall prevent unauthorized access to ISN, other restricted areas of the ISN and any databases or other sensitive material generated from or used in conjunction with the ISN, and C-ME shall immediately notify Retex of any known security breaches or holes.

    Backup. C-ME shall, at its expense, make, or cause to be made, a complete backup of the ISN every day which shall be stored at a secure, off-site location. On the first day of every month, and at any other time as reasonably requested by Retex or Member, C-ME shall, at its expense, deliver to Retex or Member, whichever applies, a complete electronic copy of the Member's ISN (excluding developers tools and source code).

    Interruptions. C-ME shall maintain, at its expense, a complete current copy of the ISN on a server located at a remote location. In the event that service is interrupted to a ISN, the remote server shall be immediately activated so that Member and Manufacturer access to the ISN continues without interruption.

Exhibit D
Manufacturers

[to be provided by C-ME]

Exhibit E
Specifications and Data to be Provided by Member for Creation of ISN

  Member's address, Company's logo, and contact information

  Member's Merchandise Mix and each buyer and their management's buying category

  Each member's needs for their own product information

  Each Buyer's name and E-Mail addresses

Exhibit F
Member's Hardware and Software Requirements Necessary for Internet Sourcing Network.

In order to access and utilize the Internet Sourcing Network, each retailer must have the following:

  Pentium II or III 350 or faster running Microsoft Windows 95, 98 or NT
  64 MB Ram or more
  4 GB or larger hard drive
  56 K or faster Internet connection
  Video card capable of displaying thousands of colors
  17 inch color monitor

Cyber Merchants Exchange, Inc.
Pasadena, California

We consent to the incorporation by reference to the Registration Statement on Form S-3 (SEC file no. 333-42548) of our report dated September 5, 2000 with respect to the financial statements of Cyber Merchants Exchange, Inc. included in this Annual Report on Form 10-K for the year ended June 30, 2000.

/s/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

September 5 , 2000
Los Angeles, California

Financial Data Schedule

Tag	Tag Value	Tag Value
PERIOD-TYPE	12-MOS	12-MOS
FISCAL-YEAR-END	JUN-30-1999	JUN-30-2000
PERIOD-START	JUL-01-1998	JUL-01-1999
PERIOD-END	JUN-30-1999	JUN-30-2000
CASH	595265	1274395
SECURITIES	1500200	3900000
RECEIVABLES	111124	2240573
ALLOWANCES	5990	4640
INVENTORY	0	0
CURRENT-ASSETS	2200599	7415695
PP&E	140044	201989
DEPRECIATION	101504	138052
TOTAL-ASSETS	2242282	8298678
CURRENT-LIABILITIES	233649	691114
BONDS	0	0
PREFERRED-MANDATORY	0	0
PREFERRED	0	0
COMMON	3169034	8550777
OTHER-SE	-1160401	-946213
TOTAL-LIABILITY-AND-EQUITY	2242282	8298678
SALES	0	0
TOTAL-REVENUES	47810	645530
CGS	107824	232492
TOTAL-COSTS	759956	1274697
OTHER-EXPENSES	0	2122631
LOSS-PROVISION	0	0
INTEREST-EXPENSE	2871	4187
INCOME-PRETAX	-694,654	-2,720,944
INCOME-TAX	800	1715
INCOME-CONTINUING	0	0
DISCONTINUED	0	0
EXTRAORDINARY	0	0
CHANGES	0	0
NET-INCOME	-695454	-2722659
EPS-BASIC	-0.12	-0.44
EPS-DILUTED	-0.12	-0.44