Form 10QSB
period 2000-09-30
CYBER MERCHANTS EXCHANGE INC
filed 2000-11-13
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM  10-QSB
(Mark One)

[X]   Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  quarterly  period  ended  September  30,  2000.

[ ]   Transition report pursuant section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  transition  period  from . . . . . . to . . . . . .

Commission  file  number  333-60487

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            CALIFORNIA                                    95-4597370
            ----------                                    ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

    600 S. LAKE AVE., SUITE 405, PASADENA, CA               91106
   -----------------------------------------                -----
    (Address of principal executive offices)              (Zip Code)

                     Issuer's telephone number (626)793-5000
                                               -------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2000: 7,589,669 shares of Common Stock, no par value (one class)

Transitional  Small  Business  Disclosure  Format:  Yes    No X
                                                       ---   ---

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

                               TABLE  OF  CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   3

     Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . .   3

         Balance Sheet (unaudited) as at September 30 and June 30, 2000. . .   3

         Statement of Operations (unaudited) for three months ended
         September 30, 2000 and September 30, 1999 . . . . . . . . . . . . .   4

         Statement of Cash Flows (unaudited) for three months ended
         September 30, 2000 and September 30, 1999 . . . . . . . . . . . . .   5

         Notes to Financial Statements (unaudited) . . . . . . . . . . . . .   6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . . . . . . . . . . .  8

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  10

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  10

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                                 CYBER MERCHANTS EXCHANGE, INC.
                                       D.B.A. C-ME.COM

                              PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                         BALANCE  SHEET

                                                                    June 30,    September 30,
                                                                      2000          2000
                                                                  ------------  ---------------
                                                                                 (Unaudited)

ASSETS

Current assets:
 Cash and cash equivalents                                        $ 1,274,395   $       67,995
 Certificates of deposit                                            3,900,000        4,832,284
 Stock subscription receivable                                      1,481,240                -
 Accounts receivable, net of allowance for doubtful accounts of
  $5,990 and $4,640 as of December 31, 1999 and 2000,
  respectively                                                         54,693           74,276
 Accounts receivable - related parties                                700,000           34,237
 Prepaid expenses                                                       5,367            4,895
                                                                  ------------  ---------------

Total current assets                                                7,415,695        5,013,687

Furniture, fixtures and equipment, net                                 63,937           63,920

Investments in overseas joint ventures and ABNet, net                 815,427        2,154,748
Other assets                                                            3,619            7,222
                                                                  ------------  ---------------

Total assets                                                      $ 8,298,678   $    7,239,577
                                                                  ============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accrued expenses                                                 $   691,114   $       96,429
                                                                  ------------  ---------------
Total current liabilities                                             691,114           96,429
                                                                  ------------  ---------------

Commitments and contingency

Shareholders' equity:
 Common stock, no par value; 40,000,000 shares authorized;
  7,589,669 shares issued and outstanding at June 30, 1999 and
  2000, respectively                                                8,550,777       10,032,017
 Additional paid-in capital                                         3,332,827        3,572,442
 Common stock subscribed                                            1,481,240                -
 Unearned stock compensation                                       (1,180,196)      (1,160,787)
 Accumulated deficit                                               (4,577,084)      (5,300,524)
                                                                  ------------  ---------------

Total shareholders' equity                                          7,607,564        7,143,148
                                                                  ------------  ---------------

Total liabilities and shareholders' equity                        $ 8,298,678   $    7,239,577
                                                                  ============  ===============

                 See accompanying notes to financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

STATEMENT  OF  OPERATIONS

                                                           Three Months Ended
                                                              September 30,
                                                       --------------------------
                                                           1999         2000
                                                       ------------  ------------
                                                        (Unaudited)  (Unaudited)

Revenues:
 Subscribers' fees                                     $    10,150   $    12,900
                                                       ------------  ------------

Operating costs and expenses:
 Cost of revenue                                            23,452        69,532
 General and administrative expenses                       121,622       421,619
 Stock-based compensation                                        -       259,024
                                                       ------------  ------------

 Operating gain (loss)                                    (134,924)     (737,275)
                                                       ------------  ------------

Other income (expenses):
 Interest income, net                                       18,133        76,382
 Other expenses                                                  -        (1,453)
 Loss on investment in C-ME.com Taiwan                           -       (39,300)
 Loss on investment in GP.com                                    -       (20,447)
 Loss on investment in E-SEA                                     -          (932)
                                                       ------------  ------------

Loss before income taxes                                  (116,791)     (723,026)

Income taxes                                                     -          (414)
                                                       ------------  ------------

Net loss                                               $  (116,791)  $  (723,440)
                                                       ============  ============

Basic and diluted net loss per share                   $    (0.019)  $    (0.095)
                                                       ============  ============

Weighted-average number of common shares outstanding     6,086,173     7,589,669
                                                       ============  ============

                 See accompanying notes to financial statements.

                                CYBER MERCHANTS EXCHANGE, INC.
                                       D.B.A. C-ME.COM

                                   STATEMENT OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT

                                                           Three Months Ended
                                                              September 30,
                                                        --------------------------
                                                            1999          2000
                                                        ------------  ------------
                                                        (Unaudited)   (Unaudited)

Cash flows from operating activities:
 Net loss                                              $  (116,792)  $   (723,440)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                              7,410        10,861
   Stock compensation expense                                     -       259,024
   Loss on investments                                            -        60,679
   Changes in current assets and liabilities:
     Accounts receivable                                     (2,225)      360,417
     Accounts payable and accrued expenses                 (165,433)     (594,685)
     Prepaid expenses                                             -           472
     Other assets                                                 -        (3,603)
                                                        ------------  ------------

Net cash used in operating activities                      (277,040)     (630,275)
                                                        ------------  ------------

Cash flows from investing activities:
 Purchase of office equipment                               (26,980)      (10,844)
 Increase in deposits and others                           (865,248)     (932,284)
 Investment in certificates of deposit                      500,000             -
 Investment in GP.com                                             -    (1,000,000)
 Advance to GP.com                                                -       (34,237)
 Investment in E-SEA                                              -      (400,000)
 Return of investment due to sales of software                    -       320,000
                                                        ------------  ------------

Net cash provided by (used in) investing activities        (392,228)   (2,057,365)
                                                        ------------  ------------

Cash flows from financing activities:
 Proceeds from stock subscribed                              96,984     1,481,240
                                                        ------------  ------------

Net cash provided by financing activities                    96,984     1,481,240
                                                        ------------  ------------

Net increase in cash and cash equivalents                  (572,284)   (1,206,400)

Cash and cash equivalents, beginning of period              595,265     1,274,395
                                                        ------------  ------------

Cash and cash equivalents, end of period                $    22,981   $    67,995
                                                        ============  ============

                 See accompanying notes to financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION  AND  BUSINESS

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

C-ME.com believes that by providing retailers with direct access to foreign manufacturers, it can better support its existing retail partnerships and attract new retail partners by aggregating vendors to create efficiencies for both foreign manufacturers and U.S. retailers. To do this C-ME.com is partnering with companies in other countries that have the connections, capital and ability to form joint ventures. These joint ventures are opening regional merchandise sourcing offices and marketing Internet Sourcing Networks (ISN's) to international manufacturers that would like to sell directly to large U.S. retailers. By establishing localized merchandise sourcing offices, C-ME.com is fulfilling its mission of being the retailers' global sourcing solution by making international commerce convenient and feasible for many manufacturers who know how to make quality products but do not have technological knowledge or Internet access. Beginning in the Pacific Rim, the Company has formed joint ventures in Taiwan, Thailand, The Philippines, and China during 2000, and plans to form six more joint ventures in various Asian countries during 2001, as well as to expand its operations to Central and South America and Europe in 2002.

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

                          NOTES TO FINANCIAL STATEMENTS

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

During the quarter ended September 30, 2000, the Company received proceeds of $700,000 from GP.com and E-SEA for the sales of software to these joint ventures. In addition, during September 2000, the Company advanced approximately $34,000 to GP.com. Subsequent to September 30, 2000, the Company received payment in full for all advances from GP.com.

NOTE  4  -  TRANSACTION  IN  SHAREHOLDER'  EQUITY

In May 2000, the Company conducted a private placement to issue 1,255,900 shares of its common stock at $4.878 per share. The fund raising was closed on June 30, 2000, with net proceeds of $5,186,959, netting issuance expenses of $939,377. Among the net proceeds of $5,186,959, $1,475,240 was received on July 30, 2000. During the three-month period ended September 30, 2000, the Company received proceeds of $6,000 from options exercised.

During the three-month period ended September 30, 2000, the Company granted a total of 335,596 options under the 1999 Option Plan to employees, officers and non-employees. The exercise prices of options granted vary and range from $4.878 to $6.080. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. As a result, the Company recognized a total compensation expense of $239,615 which all related to employees. Based on their respective vesting terms, this amount will be amortized over two years with $119,540 being amortized the first year and $120,076 being amortized the second year.

NOTE  5  -  SUBSEQUENT  EVENTS

In July 2000, Mr. Yoichiro Honda, an independent party, formed C-ME Japan Co., Ltd. On August 26, 2000, the Company executed a sale agreement to sell its software to C-ME Japan for approximately $366,000. On October 10, 2000, the Company signed an investment agreement with C-ME Japan Co., Ltd. to invest 19.5 million of Japanese Yen (approximately $190,000) in C-ME Japan Co., Ltd. On October 15, 2000, the Company invested 19.5 million of Japanese Yen to C-ME Japan. In accordance with the investment agreement, the Company will inject an additional 20 million of Japanese Yen in December 2000. The equity interest the  Company  will  own  in  C-ME  Japan  will  approximate  49.375%.

On October 19, 2000, the Company executed a Factoring Agreement with CIT Financial Services. Under this agreement, CIT will establish pre-approved credit lines for buyers so they can easily and efficiently purchase products on the C-ME.com web-site and, at the same time, provide credit protection to sellers. CIT will assume the buyer's financial ability to pay its debts on all approved orders on the C-ME.com site.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended September 30, 2000. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail below in the section entitled "Risk Factors." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Three  Months  Ended  September  30,  2000  Compared  to  September  30,  1999

OPERATING  REVENUE

Total operating revenues for the three months ended September 30, 2000 were $12,900 as compared to $10,150 for the same period last year, or a 27% increase. Revenues consisted of subscribers' fees. The increase in operating revenues was due to the increased number of subscribers to the Company's software.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

The Company anticipates generating revenues from fees paid by domestic and global vendors who subscribe to the ISN, one-time sales of operating software to joint ventures, and a commission to be paid by the retailers on overseas purchases through the Company's operating system.

OPERATING  COSTS  AND  EXPENSES

The cost of revenue was $69,532 for the three months ended September 30, 2000 as compared to $23,452 for the same period last year, or a 197% increase. The increase in the cost of revenue is attributable to an increase in the cost of additional technical personnel to service customers, as well as the increased costs of developing and servicing the Company's proprietary software.

General and administrative expenses were $421,620 for the three months ended September 30, 2000, as compared to $121,622 for the same period last year, or a 247% increase. The increase in general and administrative expenses is primarily due to increases in professional consulting expenses, payroll expenses, and marketing expenses.

The Company recognized stock compensation expenses of $259,024 for the three-months ended September 30, 2000. Of the $259,024, $29,885 came from options granted in the first quarter of fiscal year 2001. The remaining $229,139 was due to amortization of unearned stock compensation recognized in the fiscal year ended June 30, 2000.

NET  LOSS

The Company recorded a net loss of $723,440 for the three months ended September 30, 2000. This represents a $606,649 increase in net losses, as compared to a net loss of $116,791 for the same period last year. The increase in net loss is attributable to a $2,750 increase in revenue, compared to a $609,399 increase in operating costs and other expenses. Loss per share as of September 30, 2000, was $0.095 as compared to $0.019 as of September 30, 1999, due to an increase in net losses and an increase in the number of outstanding shares of common stock.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's cash balances and certificates of deposit decreased by $274,116 from $5,174,395 as of the 12 months ended June 30, 2000, to $4,900,279 as of September 30, 2000. This decrease in cash balances and certificates of deposit is primarily due to the Company's expansion and losses from operations.

Management estimates the monthly cash "burn rate" to be approximately $150,000 per month. The Company believes it has sufficient cash resources to operate its business over the next twelve months. Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either debt or equity, to augment future growth of the business.

On January 12, 2000, the Company entered into an agreement with a bank to establish a $600,000 revolving line of credit agreement. Borrowings are secured by a $700,000 time certificate of deposit at the bank. The line of credit will expire on January 2, 2001. The Company has this revolving credit line facility available for general working capital purposes. As of September 30, 2000, the Company had no borrowing under this facility.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

Management believes that current cash balances, certificates of deposit and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital and capital expenditure requirements. The current business plan proposes significant increases in spending when compared to historical expenditures. Management may decide to raise additional capital through the issuance of additional debt or equity securities, prior to achieving positive cash flows from operations.

In July 2000, the Company injected $1,000,000 into Global Purchasing Dotcom, Inc. (GP.com) for a 50% equity interest and $400,000 into E-SouthEast Asia, Inc. (E-SEA) for a 40% equity interest. The Company has a future investment commitment of approximately $190,000 to C-ME Japan in December 2000.

The Company plans to utilize a combination of internally generated funds from operations, potential debt and / or equity financings to fund its longer-term growth over a period of two to five years. The availability of future financings will depend on market conditions.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to fully support the ISN and the Company's investments in systems infrastructure and staffing.

EFFECT  OF  FLUCTUATIONS  IN  FOREIGN  EXCHANGE  RATES

The Company's current joint ventures are located in countries outside the United States. The functional currency for this foreign operation is the local currency. The carrying value of the Company's investments in Taiwan is subject to the risk of foreign currency fluctuations. Any dividends received from the Company's international joint ventures will also be subject to foreign exchange risk.

RISK  FACTORS

     THE COMPANY HAS NOT PRODUCED A PROFIT AND CANNOT BE CERTAIN THAT IT WILL PRODUCE A PROFIT.

The Company is not profitable and continues to produce a net loss. If the Company does achieve profitability, it cannot be certain that it will remain profitable nor that profits will increase in the future. The Company has incurred significant losses since its inception and may never generate or sustain a profit. For the three months ended September 30, 2000, the Company reported a net loss of $706,319. The Company devotes significant resources to developing, enhancing, selling and marketing its products and services. As a result, the Company will need to generate significant revenues to maintain profitability. The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

     THE  INTERNET  SOURCING  NETWORK  HAS  NOT  GENERATED  ANY  REVENUE.

The Company expects to depend primarily on revenue from the complete implementation of its domestic and international Internet Sourcing Networks. The Internet Sourcing Network has not generated any revenue and there is no guarantee that it will generate revenue in the future.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

     THE COMPANY MAY REQUIRE ADDITIONAL EQUITY FINANCING, WHICH MAY NOT BE AVAILABLE AND MAY DILUTE THE OWNERSHIP INTERESTS OF INVESTORS.

The Company's ultimate success will depend on its ability to raise additional capital. No commitments to provide additional funds have been made by management or other shareholders. The Company has not investigated the availability, source or terms that might govern the acquisition of additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations would be severely limited, and it would be unable to implement its business plan. If equity financing is used to raise additional working capital, the ownership interests of existing shareholders may be diluted.

     THE COMPANY'S OPERATING RESULTS  ARE  LIKELY  TO  FLUCTUATE  SIGNIFICANTLY.

As a result of the Company's limited operating history and the rapidly changing nature of the markets in which it competes, the Company's quarterly and annual revenues and operating results are likely to fluctuate from period to period. For this reason, you should not rely on period-to-period comparisons of the Company's financial results as indications of future results. The Company's future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of its common stock. Fluctuations in the Company's operating results will likely increase the volatility of its stock price.

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

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

                           PART II - OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

As disclosed in the Company's Form 10-KSB, dated June 30, 2000, and filed on September 29, 2000, the Company was named as a co-defendant, along with BCF, in a lawsuit brought by Stanley Rosner, an individual in an action in the Supreme Court of the State of New York, Nassau County. To date, the Company has not received notice of the proposed transfer of venue and has not filed its responsive papers or otherwise moved against the complaint.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION

10.1 Factoring Agreement Between CIT, Commercial Services, Inc. and Cyber Merchants Exchange dated October 19, 2000.

27.1     Financial  Data  Schedule


(b)  REPORT  ON  FORM  8-K

On July 18, 2000, the Company filed a Form 8-K to report under Item 5 that on June 30, 2000, the Company closed a private placement offering that secured equity funding of approximately $6.1 million. In addition, on May 25, 2000, the Company granted Factory 2-U Stores a warrant on the Company's outstanding common shares. Based on a joint marketing and cooperation agreement, Factory 2-U received a warrant entitling it to purchase 838,119 shares of common stock of the Company.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CYBER MERCHANTS EXCHANGE, INC., d.b.a. C-ME.com
                                 -----------------------------------------------
                                                 (Registrant)


   11/10/00                       /s/  Frank  S.  Yuan
-------------                   ------------------------------------------------
                                Frank S. Yuan, Chairman, Chief Executive Officer

   11/10/00                       /s/  John  F.  Busey
-------------                    -----------------------------------------------
                                 John F. Busey, President and Acting
                                 Chief Financial Officer

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

EXHIBIT  INDEX

EXHIBIT
NUMBER   DESCRIPTION

10.1 Factoring Agreement Between CIT, Commercial Services, Inc. and Cyber Merchants Exchange dated October 19, 2000.

27.1     Financial  Data  Schedule