Form 10QSB
period 2000-12-31
CYBER MERCHANTS EXCHANGE INC
filed 2001-02-14
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM  10-QSB

(Mark  One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission  file  number:  001-15643
                          --------------

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

                     Issuer's telephone number (626)793-5000
                                               -------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the  past  90  days.  Yes X   No
                                                                        -      -

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2000: 7,589,669 shares of Common Stock, no par value (one class)

Transitional  Small  Business  Disclosure  Format:  Yes     No  X
                                                        -       -

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION . . . . . . . . . . . . . . . . . . . . . . 3

     Item 1.  Financial  Statements . . . . . . . . . . . . . . . . . . . . . .3

          Balance  Sheet  (unaudited) as of December 31 and June 30, 2000 . . .3

          Statement of Operations (unaudited) for three months and six months ended  December  31,  2000  and  December 31, 1999 . . . . . . . . . 4

          Statement  of  Cash  Flows  (unaudited)  for  six  months  ended
           December  31,  2000  and  December  31,  1999 . . . . . . . . . . . 5

          Notes  to  Financial  Statements  (unaudited) . . . . . . . . . . . .6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and  Results  of  Operations . . . . . . . . . . . . . . . . . . 8

PART  II  -  OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 13

     Item 1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . .13

     Item 6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . 14

                                 PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                 CYBER MERCHANTS EXCHANGE, INC.
                                         D.B.A. C-ME.COM

                                          BALANCE SHEET


                                                                      June 30,     December 31,
                                                                        2000           2000
                                                                    ------------  --------------
                                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                        $ 1,274,395   $      11,493
   Certificates of deposit                                            3,900,000       4,294,024
   Stock subscription receivable                                      1,481,240               -
   Accounts receivable, net of allowance for doubtful accounts of
     $5,990 and $2,590 as of June 30, 2000 and December 31,
     2000, respectively                                                  54,693           9,417
   Accrued interest receivable                                                           17,716
   Accounts receivable - related parties                                700,000               -
   Prepaid expenses                                                       5,367           4,895
                                                                    ------------  --------------

Total current assets                                                  7,415,695       4,337,545

Furniture, fixtures and equipment, net                                   63,937          90,110

Investments in overseas joint ventures and ABNet, net                   815,427       1,962,234
Other assets                                                              3,619           7,222
                                                                    ------------  --------------

Total assets                                                        $ 8,298,678   $   6,397,111
                                                                    ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued expenses                                                 $   691,114   $      44,607
                                                                    ------------  --------------

Total current liabilities                                               691,114          44,607
                                                                    ------------  --------------

Commitments and contingency (Note 6)
Shareholders' equity:
   Common stock, no par value; 40,000,000 shares authorized;
     7,589,669 shares issued and outstanding at June 30, 2000 and
     December 31, 2000                                                8,550,777      10,036,017
   Additional paid-in capital                                         3,332,827       3,575,225
   Common stock subscribed                                            1,481,240               -
   Unearned stock compensation                                       (1,180,196)       (903,721)
   Accumulated deficit                                               (4,577,084)     (6,355,017)
                                                                    ------------  --------------

Total shareholders' equity                                            7,607,564       6,352,505
                                                                    ------------  --------------

Total liabilities and shareholders' equity                          $ 8,298,678   $   6,397,111
                                                                    ============  ==============

                 See accompanying notes to financial statements.

                                         CYBER MERCHANTS EXCHANGE, INC.
                                                D.B.A. C-ME.COM

                                            STATEMENT OF OPERATIONS

                                            Three Months Ended         Six Months Ended
                                               December 31,              December 31,
                                         -------------------------  ------------------------
                                            1999         2000         1999        2000
                                         -----------  ------------  ----------  ------------
                                          Unaudited    Unaudited   Unaudited    Unaudited
Revenues:
   Subscribers' fees                     $   31,525        33,150      41,675        46,050
                                         -----------  ------------  ----------  ------------

Operating costs and expenses:
   Cost of revenue                           29,139       130,855      52,591       200,387
   General and administrative expenses      252,761       571,139     374,383       992,758
   Stock-based compensation                       -       259,849           -       518,873
                                         -----------  ------------  ----------  ------------

   Operating losses                        (250,375)     (928,693)   (385,299)   (1,665,968)
                                         -----------  ------------  ----------  ------------

Other income (expenses):
   Interest income, net                      29,491        85,494      47,624       161,876
   Other expenses                            (5,974)      (17,980)     (5,974)      (19,433)
   Loss on investment in overseas joint
     ventures and ABNet                           -      (192,514)          -      (253,193)
                                         -----------  ------------  ----------  ------------

Loss before income taxes                   (226,858)   (1,053,693)   (343,649)   (1,776,718)

Income taxes                                   (800)         (800)       (800)       (1,214)
                                         -----------  ------------  ----------  ------------

Net loss                                 $ (227,658)  $(1,054,493)  $(344,449)  $(1,777,932)
                                         ===========  ============  ==========  ============

Basic and diluted net loss per share     $    (0.04)  $     (0.14)  $   (0.06)  $     (0.23)
                                         ===========  ============  ==========  ============

Weighted-average number of common
    shares outstanding                    6,161,173     7,589,669   6,161,173     7,589,669
                                         ===========  ============  ==========  ============

                 See accompanying notes to financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

                            STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT

                                                                     Six Months Ended
                                                                        December 31,
                                                                 --------------------------
                                                                     1999          2000
                                                                 ------------  ------------
                                                                 (Unaudited)   (Unaudited)
Cash flows from operating activities:
   Net loss                                                      $  (344,449)  $(1,777,932)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                   16,601        23,382
      Stock compensation expense                                                   518,872
      Loss on investments                                                          253,193
      Changes in current assets and liabilities:
         Accounts receivable                                         (21,555)      407,560
         Prepaid expenses                                                              472
         Other assets                                                               (3,603)
         Accrued expenses                                           (212,070)     (646,507)
         Deferred Revenue                                             (3,510)
                                                                 ------------  ------------

Net cash used in operating activities                               (564,983)   (1,224,563)
                                                                 ------------  ------------

Cash flows from investing activities:
   Purchase of office equipment                                      (35,549)      (49,555)
   Proceeds from maturity of certificates of deposit               1,400,200      (394,024)
   Increase in deposits and others                                   (32,476)
   Investment in GP.com                                                         (1,000,000)
   Investment in E-SEA                                                            (400,000)
   Return of investment due to sales of software                                   320,000
                                                                 ------------  ------------

Net cash provided by (used in) investing activities                1,332,175    (1,523,579)
                                                                 ------------  ------------

Cash flows from financing activities:
   Proceeds from stock subscribed and exercise of stock options      100,984     1,485,240
                                                                 ------------  ------------

Net cash provided by financing activities                            100,984     1,485,240
                                                                 ------------  ------------

Net increase (decrease) in cash and cash equivalents                 868,176    (1,262,902)

Cash and cash equivalents, beginning of year                         595,265     1,274,395
                                                                 ------------  ------------

Cash and cash equivalents, end of year                           $ 1,463,441   $    11,493
                                                                 ============  ============

                 See accompanying notes to financial statements.

NOTE  1  -  ORGANIZATION  AND  BUSINESS

Cyber Merchants Exchange, Inc. d.b.a. C-ME.com (the "Company" or "C-ME.com") is a business-to-business e-commerce company serving the worldwide retail industry. C-ME.com, a California corporation, was formed in July 1996.

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

C-ME's value lies in its intermediary abilities; specifically in its ability to create an information pipeline for the retail industry. The Company believes its virtual pipeline can eliminate cost, redundancy, and system integration barriers now faced by retailers, and expedite the flow of usable product information to retailer from vendors who will benefit from its low cost, low technology, real time feedback communication system. By providing the retailer with direct access to foreign vendors, the Company can support its existing retail partnerships and attract new retailers to join. C-ME's strategy is to set-up joint ventures. Each joint venture will set up multiple sourcing offices within their region to market vendors and international manufacturers that would like to sell directly to large U.S. retailers to join and utilize C-ME's
Internet Sourcing Networks (ISN's). By establishing localized merchandise sourcing offices, C-ME.com is fulfilling its mission of being the retailers' global sourcing solution by making international commerce convenient and feasible for many manufacturers who know how to make quality products but do not have technological knowledge or Internet access. Currently, Taiwan has opened three local offices, China has five, and the Philippines and Thailand each have one office. In addition, C-ME.com has independent sourcing agents in Hong Kong, Korea, Indonesia, Singapore and Turkey. C-ME.com plans to expand its operations to Central and South America and Europe.

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

During the quarter ended September 30, 2000, the Company received proceeds of $700,000 from GP.com and E-SEA for the sales of software to these joint ventures. In addition, during September 2000, the Company advanced approximately $34,000 to GP.com. Subsequent to the end of the first quarter, the Company received the full reimbursement from GP.com. During the quarter ended December 31, 2000 the C-ME joint venture with Japan was cancelled.

NOTE  4  -  INVESTMENT  IN  ABNET

On February 10, 2000, the Company invested $1 million in Abest Tech Company (ABNet) for 1,500,000 shares of ABNet's Common Stock, which represents a 15% equity interest in ABNet. The Company accounts for this investment under the cost method. During the quarter ended December 31, 2000, the Company wrote down aproximately $100,000 of their investment in ABNet to reflect an estimated impairment of its original investment.

NOTE  5  -  TRANSACTION  IN  SHAREHOLDERS'  EQUITY

In May 2000 the Company conducted a private placement to issue 1,255,900 shares of its common stock at $4.878 per share. The fund raising was closed at June 30, 2000 with net proceeds of $5,186,959, netting issuance expenses of $939,377. Among the net proceeds of $5,186,959, $1,475,240 was receivedon July 30, 2000. During the six-month period ended December 31, 2000, the Company received proceeds of $10,000 from options exercised.

During the three-month period ended September 30, 2000, the Company granted a total of 335,596 options under the 1999 Option Plan to employees, officers, and non-employees. The exercise prices of options granted vary and range from $4.878 to $6.080. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. As a result, the Company recognized a total compensation expense of $239,615 which all related to employees. Based on their respective vesting terms this amount will be amortized over two years with $119,540 being amortized the first year and $120,076 being amortized the second year.

During the three-month period ended December 31, 2000, the Company granted a total of 17,420 options under the 1999 Option Plan to employees, officers, and non-employees. The exercise prices of options granted vary and range from $4.910 to $5.190. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. As a result, the Company recognized a total compensation expense of $2,782 amortized over 3 years, which related to employees and non-employees. During the quarter ended December 31, 2000, the Company recognized $259,849 in stock based compensation expense.

NOTE  6  -  COMMITMENTS  AND  CONTINGENCY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months and six months ended December 31, 2000. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail below in the section entitled "Risk Factors", and are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

ACCUMULATED  LOSSES

From its inception in 1996 through December 31, 2000, the Company has generated an accumulated deficit of $6,355,017. Since its inception, the Company has incurred substantial costs to develop its technology; to create, introduce and enhance its sourcing solution; to establish marketing and distribution relationships; to recruit and train a sales and marketing group and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success depends to a significant degree upon the

Company's ability to raise additional capital, and upon continued contributions of key management, sales, marketing, and finance personnel, certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition. Also, the Company's success is highly dependent on its ability to execute in a timely manner its new sales and marketing plan, of which no assurance can be made.


FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATION

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

REVENUE

Total operating revenues for three months ended December 31, 2000 increased to $33,150, increasing by $1,625 from $31,525, a 5.2% increase, for the same period last year with revenue consisting of subscribers' fees. The increase in operating revenue was due to the increased number of subscribers to C-ME's services.

The Company anticipates generating revenues from fees paid by domestic and global vendors who subscribe to the ISN, and transaction fees to be paid by the retailers on overseas purchases through the Company's operating system.

OPERATING  COSTS  AND  EXPENSES

The cost of revenue increased $101,716 to $130,855 for the three months ended December 31, 2000, compared to $29,139 for the same period last year, a 449% increase. The increase in the cost of revenue is attributable to an increase in the cost of additional technical personnel to service customers as well as the increased costs of developing and servicing the Company's proprietary software.

General and administrative expenses increased by $318,378 to $571,139 for the three month ended December 31, 2000, as compared to $252,761 for the same period last year, a 226% increase. The increase in general and administrative expenses is primarily due to the increase in professional consulting expense, payroll expense, and marketing expense.

The Company recognized stock compensation expense of $259,849 for the three-month ended December 31, 2000. Of the $259,849, $2,782 came from options granted in the second quarter of fiscal year 2001, the remaining $257,067 was due to amortization of unearned stock compensation recognized in prior periods.

NET  LOSS

The Company recorded a net loss of $1,054,493 for the three months ended December 31, 2000, a $826,835 increase in net loss, as compared to a net loss of $227,658 for the same period last year. The increase in net loss is attributable to a $1,625 increase in revenue compared to a $828,460 increase in operating costs and other expenses. Loss per share as of December 31, 2000 was $0.14 as compared to $0.04 as of December 31, 1999 due to an increase in net loss and increase in the number of outstanding shares of common stock.

SIX  MONTHS  ENDED  DECEMBER  31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999

REVENUE

Total operating revenues for six months ended December 31, 2000 increased to $46,050, increasing by $4,375 from $41,675, a 10.5% increase, for the same period last year with revenue consisting of subscribers' fees. The increase in operating revenue was due to the increased number of subscribers to C-ME's services.

The Company anticipates generating revenues from fees paid by domestic and global vendors who subscribe to the ISN, and transaction fees to be paid by the retailers on overseas purchases through the Company's operating system.

OPERATING  COSTS  AND  EXPENSES

The cost of revenue increased $147,796 to $200,387 for the six months ended December 31, 2000, compared to $52,591 for the same period last year, a 381% increase. The increase in the cost of revenue is attributable to an increase in the cost of additional technical personnel to service customers as well as the increased costs of developing and servicing the Company's proprietary software.

General and administrative expenses increased by $618,375 to $992,758 for the six months ended December 31, 2000, as compared to $374,383 for the same period last year, a 265% increase. The increase in general and administrative expenses is primarily due to the increase in professional consulting expense, payroll expense, and marketing expense.

The Company recognized stock compensation expense of $518,873 for the six months ended December 31, 2000. Of the $518,873, $60,594 came from options granted in the first six months of fiscal year 2001, the remaining $458,279 was due to amortization of unearned stock compensation recognized in the fiscal year ended June 30, 2000.

NET  LOSS

The Company recorded a net loss of $1,777,932 for the six months ended December 31, 2000, a $1,433,483 increase in net loss, as compared to a net loss of $344,449 for the same period last year. The increase in net loss is attributable to a $4,375 increase in revenue compared to a $1,437,858 increase in operating costs and other expenses. Loss per share as of December 31, 2000 was $0.23 as compared to $0.06 as of December 31, 1999 due to an increase in net loss and increase in the number of outstanding shares of common stock.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's cash balances and certificates of deposit decreased by $868,878 from $5,174,395 as of the 12 months ended June 30, 2000, to $4,305,517 as of December 31, 2000. This decrease in cash balances and certificates of deposit is primarily due to the Company's expansion and losses from operations.

Management estimates the monthly cash "burn rate" to be approximately $210,000 per month. The Company believes it has sufficient cash resources to operate its business over the next twelve months. Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either debt or equity, to augment future growth of the business.

On January 12, 2000, the Company entered into an agreement with a bank to establish a $600,000 revolving line of credit agreement with the bank. Borrowings are secured by a $700,000 time certificate of deposit at the bank. The line of credit will expire on January 2, 2001. The Company has this revolving credit line available for general working capital purposes. As of December 31, 2000, the Company had no borrowing under this facility. Subsequent to December 31, 2000, the revolving line of credit was extended to February 16, 2001. The Company is in the process of negotiating a new credit facility.

Management believes that current cash balances and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital and capital expenditure requirements for twenty months. The current business plan proposes significant increases in spending when compared to the historical expenditures. Management may decide to raise additional capital through the issuance of additional debt or equity securities, prior to achieving positive cash flows from operations.

In July 2000, the Company invested $1,000,000 into Global Purchasing Dotcom, Inc. (GP.com) for a 50% equity interest and $400,000 into E-SouthEast Asia, Inc. (E-SEA) for a 40% equity interest.

The Company plans to utilize a combination of internally generated funds from operations, potential debt and/or equity financings to fund its longer-term growth over a period of two to five years. The availability of future financings will depend on market conditions.

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


RISK  FACTORS

     THE COMPANY HAS NOT PRODUCED A PROFIT AND CANNOT BE CERTAIN THAT IT WILL PRODUCE A PROFIT.

The Company is not profitable and continues to produce a net loss. If the Company does achieve profitability, it cannot be certain that it will remain profitable nor that profits will increase in the future. The Company has incurred significant losses since its inception and may never generate or sustain a profit. For the six months ended December 31, 2000, the Company reported a net loss of $1,777,932. The Company devotes significant resources to developing, enhancing, selling and marketing its products and services. As a result, the Company will need to generate significant revenues to maintain profitability. The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

     DUE TO MARKET CONDITIONS OVER THE PAST SEVERAL MONTHS, THE COMPANY WAS UNABLE EXPAND ITS SOURCING NETWORK AS PLANNED AND, AS A RESULT, MUST
     RELY ON ITS  EXISTING  INTERNET  SOURCING  NETWORK  TO  GENERATE  OPERATING
     REVENUE.

Due to market conditions, the Company has been unable to expand its Internet Sourcing Network as planned. The Company had planned to expand its Internet
Sourcing Network into areas beyond those it currently has established through joint ventures in Asia. The Company must now focus its resources and operations on its existing Internet Sourcing Network in order to generate operating revenue.

     THE  INTERNET  SOURCING  NETWORK  HAS  NOT  GENERATED  ANY  REVENUE.

The Company expects to depend primarily on revenue from the complete implementation of its domestic and international Internet Sourcing Networks. The Internet Sourcing Network has not generated any revenue and there is no guarantee that it will generate revenue in the future. If the Company does not generate revenue from its existing Internet Sourcing Network, it will have a material adverse effect on its business operations.

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

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

10.1 Tri-Party Assignment Agreement Between CIT, Commercial Services, Inc., Bank SinoPac and Cyber Merchants Exchange dated November 16, 2000.


(b)  REPORT  ON  FORM  8-K

None.

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CYBER MERCHANTS EXCHANGE, INC., d.b.a. C-ME.com
                                -----------------------------------------------
                                                  (Registrant)


    2/14/01                           /s/  Frank  S.  Yuan
---------------                 ------------------------------------------------
                                Frank S. Yuan, Chairman, Chief Executive Officer


    2/14/01                           /s/  John  F.  Busey
---------------                 ------------------------------------------------
                                John  F.  Busey,  President  and  Acting  Chief
                                Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

10.1 Tri-Party Assignment Agreement Between CIT, Commercial Services, Inc., Bank SinoPac and Cyber Merchants Exchange dated November 16, 2000.