Form 10QSB/A
period 2000-03-31
CYBER MERCHANTS EXCHANGE INC
filed 2001-05-17
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO

                                  FORM 10-QSB

(Mark  One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000
                                                          ----------------

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


Commission  file  number    001-15643
                         ---------------

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          CALIFORNIA                                            95-4597370
          ----------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

              600 S. LAKE AVE. , SUITE 405, PASADENA, CA       91106
              ------------------------------------------     ----------
               (Address of principal executive offices)      (Zip Code)

                     Issuer's telephone number (626)793-5000
                                              --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        --    --

   Number of shares outstanding of the issuer's classes of common equity, as of
                                 March 31, 2000:
                  6,287,173  SHARES OF COMMON STOCK (ONE CLASS)
                  ---------------------------------------------

Transitional  Small  Business  Disclosure  Format:  Yes      No  X
                                                        ---     ---

                       CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM

                                      TABLE OF CONTENTS
                                      -----------------

                                                                                        PAGE
                                                                                        ----
PART I  - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

     ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
          Balance Sheet  (unaudited) as of June 30, 1999 and March 31, 2000. . . . . . .   3

          Statement of Operations (unaudited) for the Three and Nine Months
          Ended March 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . .   4

          Statement of Cash Flows (unaudited) for the Nine Months Ended March 31, 2000
          and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

          Notes to Financial Statement  (unaudited). . . . . . . . . . . . . . . . . . .   6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
     OPERATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

     ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . . . .  13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .  13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEET

                                                                      June 30,     March 31,
                                                                        1999         2000
                                                                    ------------  ------------
                                                                                  (Unaudited)
                                                                                   (Restated)
ASSETS

Current assets:
    Cash and cash equivalents                                       $   595,265   $   145,114
    Certificates of deposit                                           1,500,200     1,100,000
    Stock subscription receivable                                        96,984             -
    Accounts receivable, net of allowance for doubtful accounts of
     $5,990 and $2,590                                                    8,150        28,295
    Account receivable - related party                                        -       300,000
                                                                    ------------  ------------
Total current assets                                                  2,200,599     1,573,409

Furniture, fixtures and equipment, net                                   38,540        64,902
Investment in C-ME/Taiwan                                                     -       (17,670)
Investment in ABNet                                                           -     1,000,000
Other assets                                                              3,143        24,619
                                                                    ------------  ------------
Total assets                                                        $ 2,242,282   $ 2,645,260
                                                                    ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank borrowings                                                 $         -   $   299,834
    Accounts payable and accrued expenses                               230,139        15,617
    Deferred revenue                                                      3,510         3,425
                                                                    ------------  ------------
Total current liabilities                                               233,649       318,876
                                                                    ------------  ------------

Commitments and contingencies

Shareholders' equity:
    Common stock, no par value; 40,000,000 shares authorized;
        6,003,170 and 6,287,173 shares issued and outstanding         3,169,034     4,839,038
    Additional paid-in capital                                           30,000        30,000
    Common stock subscribed                                             664,024             -
    Accumulated deficit                                              (1,854,425)   (2,542,654)
                                                                    ------------  ------------

Total shareholders' equity                                            2,008,633     2,326,384
                                                                    ------------  ------------

Total liabilities and shareholders' equity                          $ 2,242,282   $ 2,645,260
                                                                    ============  ============


                 See accompanying notes to financial statements.

                                     CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM

                                              STATEMENT  OF  OPERATIONS


                                               Three Months Ended          Nine Months Ended
                                                    March 31,                 March 31,
                                          --------------------------  --------------------------
                                              1999          2000          1999         2000
                                          ------------  ------------  ------------  ------------
                                          (Unaudited)    (Unaudited)  (Unaudited)   (Unaudited)
                                                         (Restated)                  (Restated)
Revenues:
    Subscribers' fees                     $     9,105   $     8,120   $    40,584   $    49,795
                                          ------------  ------------  ------------  ------------

Operating costs and expenses:
    Cost of revenue                            24,850        50,892        85,210       103,483
    General and administrative expenses       144,948       296,259       353,828       670,642
                                          ------------  ------------  ------------  ------------

    Operating gain(loss)                     (160,693)     (339,031)     (398,454)     (724,330)
                                          ------------  ------------  ------------  ------------

Other income (expenses):
    Interest income, net                          419        13,950         8,984        61,574
    Loss on investment of C-ME / Taiwan             -       (17,670)            -       (17,670)
    Other expenses                                  -        (1,029)            -        (7,803)
                                          ------------  ------------  ------------  ------------

Loss before income taxes                     (160,274)     (343,780)     (389,469)     (688,229)
Income taxes                                        -             -             -             -
                                          ------------  ------------  ------------  ------------

Net loss                                  $  (160,274)  $  (343,780)  $  (389,469)  $  (688,229)
                                          ============  ============  ============  ============

Basic and diluted net loss per share      $     (0.03)  $     (0.06)  $     (0.07)  $     (0.11)
                                          ============  ============  ============  ============

Weighted-average shares used in
    computation of net loss per share       5,750,000     6,219,327      5,750,000    6,162,605
                                          ============  ============  ============  ============


                 See accompanying notes to financial statements.

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM
                            STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT


                                                               Nine Months Ended
                                                                   March 31,
                                                           --------------------------
                                                               1999          2000
                                                           ------------  ------------
                                                           (Unaudited)    (Unaudited)
                                                                          (Restated)

Cash flows from operating activities:
    Net loss                                               $  (389,469)   $ (688,229)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                           23,823        26,144
        Loss on Investment in C-Me.com Taiwan                        -        17,670
        Stock Subscription receivables                               -        96,984
        Changes in current assets and liabilities:
            Accounts receivable                                      -      (320,145)
            Deposits and others                                      -       (21,476)
        Accounts Payable and accrued expenses                        -      (214,522)
        Deferred Revenue                                        (3,965)          (85)
                                                           ------------  ------------

Net cash used in operating activities                         (364,025)   (1,103,659)
                                                           ------------  ------------

Cash flows from investing activities:
    Purchase of office equipment                                     -       (52,506)
    Proceeds from maturity of certificates of deposit          300,000       400,200
    Investment in ABNet                                              -    (1,000,000)
                                                           ------------  ------------

Net cash provided by (used in) investing activities            300,000      (652,306)
                                                           ------------  ------------

Cash flows from financing activities:
    Proceeds from bank borrowings                                    -       299,834
    Proceeds from exercised stock option                             -         6,000
    Proceeds from issuance of common stock                           -       999,980
                                                           ------------  ------------

Net cash provided by financing activities                            -     1,305,814
                                                           ------------  ------------

Net increase (decrease) in cash and cash equivalents           (64,025)     (450,151)

Cash and cash equivalents, beginning of period                  81,636       595,265
                                                           ------------  ------------

Cash and cash equivalents, end of period                   $    17,611   $   145,114
                                                           ============  ============


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

The Company provides its customers with an Internet-based communications system that enables retailers and vendors to conduct negotiations and to electronically facilitate the sourcing, and the purchase and sale, of merchandise on a global basis. Using C-ME.com's proprietary software, the Company maintains a secure yet open electronic network that enables retailers to conduct on-line communications and transactions with their vendors. The front-end communications and trading process is generally referred to in the retail industry as "sourcing." High volumes of product and transaction data are exchanged between retailers and their vendors in order for buy-sell transactions to be initiated, negotiated and consummated. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a vendor. The Company's related software products and services are designed to make this sourcing function substantially more effective and efficient.

C-ME.com's value lies in its intermediary abilities; specifically in its ability to create an information pipeline for the retail industry. The Company believes its virtual pipeline can eliminate cost, redundancy, and system integration barriers now faced by retailers, and expedite the flow of usable product information to retailer from vendors who will benefit from its low cost, low technology, real time feedback communication system. By providing the retailer with direct access to foreign vendors, the Company can support its existing retail partnerships and attract new retailers to join. C-ME.com's strategy is to set-up joint ventures. Each joint venture will set up multiple sourcing offices within their region to market to vendors and international manufacturers that would like to sell directly to large U.S. retailers to join and utilize C-ME.com's Internet Sourcing Networks (ISN's). By establishing localized merchandise sourcing offices, C-ME.com is fulfilling its mission of being the retailers' global sourcing solution by making international commerce convenient and feasible for many manufacturers who know how to make quality products but do not have technological knowledge or Internet access.

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM

NOTE  3  -  INVESTMENT  IN  ABNET  (A  RELATED  PARTY  TRANSACTION)

On February 9, 2000, the Company conducted a Regulation S offering to raise funds of $1 million by issuing 111,000 shares of common stock at $9.01 per share. The sole investor was ABNet Technology Co., Ltd. (ABNet), a Taiwan-based company. After receiving the proceeds of approximately $1 million, the Company invested this $1 million into ABNet in exchange for 1,500,000 shares of common stock of ABNet at NT$20 per share (US$1 = NT$30, approximately) in February 2000. The Company purchased 1,500,000 shares of common stock through participating in a private placement conducted by ABNet. As the Company's equity interest in ABNet is below 20% and the Company does not have significant influence on the operations of ABNet, the Company accounts for this investment under the cost method. The Company will periodically review this investment and write the carrying value down if there is any impairment.

NOTE  4  -  INVESTMENT  IN  C-ME/TAIWAN  (A  RELATED  PARTY  TRANSACTION)

On January 28, 2000, the Company entered into an agreement with ABNet to form a joint venture named C-ME.com Taiwan (C-ME/Taiwan) for the purpose of facilitating the buying and selling between U.S.- based retailers and Taiwanese manufacturers and exporters based in Taiwan through the Company's web-based communication system. The Company invested $300,000 in cash in exchange for a 30% equity interest in C-ME.com Taiwan. ABNet and other Taiwan investors invested $700,000 in cash, accounting for 70% of the equity interest in C-ME.com Taiwan. The joint venture purchased software from the Company right after the formation of the joint venture for $300,000, which was received by the Company subsequent to March 31, 2000. In substance, the transaction involved the use of a non-monetary asset in exchange for an equity interest in the joint venture. As the cost of the software on the Company's books was zero and the software was recorded at estimated fair value on the joint venture's books, the Company accounted for its investment under the equity method as follows:

                                                              Amount
                                                            ----------

Investment in C-ME/Taiwan                                   $ 300,000
Negative goodwill                                            (300,000)
Equity in loss of the joint venture                           (17,670)
                                                            ----------
Net                                                         $ (17,670)
                                                            ==========

The negative goodwill will be amortized over the estimated useful life of three years starting from April 1, 2000.

Previously issued financial statements for the quarter ended March 31, 2000 reported revenue of $210,000 resulting from the foregoing sale to C-ME.com Taiwan, rather than as a reduction of the Company's investment. This amount represented the percentage of the joint venture not owned by the Company applied to the sales amount. The Company subsequently changed its judgment regarding the recognition of revenue and determined that it was more appropriate to recognize this amount over the life of the software sold. The effect of this restatement is to increase the reported net loss by $210,000 and the net loss per share by $0.04 and $0.03 for the three and nine month periods ended March 31, 2000.

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM

NOTE  5  -  BANK  BORROWINGS

On January 12, 2000, the Company entered into an line of credit agreement with a bank to establish a $600,000 revolving line of credit. Borrowings bear interest at 6.56 % and are secured by a $700,000 time certificate of deposit at the bank. The line of credit will expire on January 2, 2001. At March 31, 2000, the outstanding balance under the line of credit was $299,834 and was paid in full on April 10, 2000.

NOTE  6  -  EQUITY  TRANSACTIONS

In July 1999, the Company received cash proceeds of $664,024 from the stock subscription agreements signed before June 30, 1999 and issued 158,000 shares of common stock accordingly.

In February 2000, a total of 15,000 stock options were exercised and the Company received proceeds of $6,000 and issued 15,000 shares of its common stock accordingly.

In February 2000, the Company conducted a Regulation S offering to raise $1 million by issuing 111,000 shares of its common stock at $9.01 per share. The sole investor was ABNet, a Taiwan-based company. See disclosure of related party transaction at Note 3.

NOTE  7  -  SUBSEQUENT  EVENTS

On May 8, 2000, the Company signed a joint marketing and cooperation agreement with Factory 2-U Stores. The agreement makes the Company the exclusive provider of private extranet merchandise sourcing for Factory 2-U, sets joint marketing arrangements, and sets a new Factory 2-U policy that all current and future vendors of Factory 2-U, as part of the cost of doing business, will be required to pay the Company subscription fees in an amount equal to, at each vendor's election, either $150/month or 2.5% of all purchases by Factory 2-U from such vendor. The agreement gives Factory 2-U Stores a 10%, five-year warrant on the Company's outstanding common shares, exercisable at price to be determined based on the Company next round of financing. The warrant has standard registration rights.

During March 2000, the Company signed a joint venture agreement with an unrelated party, Vickem Group, a Thailand corporation, to form a joint venture named Ecommerce-SouthEast Asia (E-SEA). Under the agreement, the Company will invest $400,000 in E-SEA for 40% equity ownership. E-SEA has opened one merchandise-sourcing office in Bangkok, Thailand and is intending to open one in Manila, Philippines by September 2000. The joint venture agreement also allows for E-SEA to open localized sourcing offices in Vietnam, Cambodia and Burma (Myanmar), and gives E-SEA the right of first refusal on opening offices in South Korea.

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months and nine months ended March 31, 2000. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.


INTRODUCTION

The Company, founded in 1996, provides Internet-based e-commerce solutions to streamline retailers' merchandise sourcing (front-end) activities. The Company's primary solution is the Internet Sourcing Networks ("ISN") -- private extranets that link the Company's retail partners with their global merchandise vendors. The ISN provides retailers with a desktop solution to reduce the cost of front-end merchandise sourcing activities while expanding the retailer's vendor base. Other services include the Virtual Trade Show ("VTS") - a product showcase that allows retail buyers to quickly search vendors' products, the Wholesale Auction Center (planned launch to be determined) - a forum which will allow vendors to list closeouts, and odd lots in bulk quantity, designed to facilitate sourcing for smaller retailers, jobbers and other buyers, and the Factory Outlet Mall (planned launch to be determined), for manufacturers to sell goods directly to consumers utilizing a full e-commerce package consisting of secure credit card transaction processing and shopping cart functions. Currently, the Company's retail partners include Factory 2-U Stores (NASDAQ:FTUS) and Burlington Coat Factory (NYSE:BCF).

STATUS  OF  OPERATIONS

The Company's business plan focuses on forming strategic relationships with domestic retailers and leveraging their buying power to attract domestic and international vendors. After establishing such relationships, the Company builds and maintains an ISN for the retailer at no cost. The Company then utilizes the marketing power of its retailer to gain vendors, who pay a subscription fee in order to sell to the retailer over the ISN. In order to add and serve its domestic vendor subscribers, the Company is planning to add (at a date to be determined) the Wholesale Auction Center, and the Factory Outlet Mall.

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM


RETEX, the nation's largest retail technology buying consortium founded by ten retailers, including Barnes & Noble, The Gap, Brookstone, Charming Shoppes, Liz Claiborne, Trader Joe's, Musicland, General Nutrition Centers, has selected the Company as its provider of choice for retail merchandise sourcing. An alliance with RETEX brings exposure to the Company and potential relationships between its more than 2,000 new retail partners and the Company.

The Company believes that by providing retailers with direct access to foreign manufacturers, it can support its existing retail partnerships and attract new retail partners. The Company's goal is to aggregate manufacturers to create efficiencies for both foreign manufacturers and U.S. retailers. The Company's strategy is to partner with companies in other countries that have the connections, capital and ability to form joint ventures. These joint venture corporations will open multiple merchandise sourcing offices in many countries, beginning in the Pacific Rim's major manufacturing centers. The local merchandise sourcing offices will be used to market access to the Company's ISNs to manufacturers that want to sell directly to U.S. retailers.

FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATION

THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

The following discussion sets forth information for the three months ended March 31, 2000 compared with the three months ended March 31, 1999. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in this quarterly report and reflects, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

NET  LOSS

The Company recorded a net loss of $343,780 for the three months ended March 31, 2000, a 115% increase in net loss, as compared to a net loss of $160,274 for the same period last year. The increase in net loss was attributed to a $151,311 increase in general and administrative expenses and a $26,042 increase in the cost of revenue. In addition, the Company incurred a $17,760 loss on its investment in C-ME/Taiwan. The financial statements have been revised to restate the revenue recognized by the Company during the period covered by this report as discussed in Note 4 to the financial statements, which is incorporated herein by reference.

OPERATING  REVENUE

Total operating revenues for three months ended March 31, 2000 decreased $985 to $8,120, a 10% decrease, with revenue consisting of subscribers' fees.

OPERATING  COSTS  AND  EXPENSES

The cost of revenue increased by $26,042 to $50,892 for the three months ended March 31, 2000, a 105% increase, as compared to $24,850 for the same period last year. The increase in the cost of revenue was attributed to an increase in the cost of additional technical personnel to service customers.

General and administrative expenses increased by $151,311 to $296,259 for the three month ended March 31, 2000, a 104% increase, as compared to $144,948 for the same period last year. The increase in general and administrative expenses was primarily due to an increase of administration expenses as result of personnel additions and marketing activities.

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM

NINE  MONTHS  ENDED  MARCH  31,  2000  AND  1999


The following discussion sets forth information for the nine months ended March 31, 2000 compared with the nine months ended March 31, 1999. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report. This information, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.


NET  LOSS

The Company recorded a net loss of $688,229 for the nine months ended March 31, 2000, a 77% increase, as compared to a net loss of $389,469 for the same period last year. The increase in net loss is primarily attributable to a $9,211 increase in operating revenue and a $335,087 increase in operating costs and expenses. In addition, the Company incurred a $17,670 loss on its investment in C-ME/Taiwan.

OPERATING  REVENUE

Total revenues for the nine months ended March 31, 2000 increased $9,211 to $49,795, a 23% increase, from $40,584 for the same period last year. The increase in operating revenue was mainly due to an increase in subscriber's fees.

OPERATING  COSTS  AND  EXPENSES

Cost of revenues increased $18,273 to $103,483 for the nine months ended March 31, 2000, a 21% increase, as compared to $85,210 for the same period last year. The majority of the increase of the cost of revenue represents an increase in variable costs.

General and administrative expenses increased $316,814 to $670,642 for the nine month ended March 31, 2000, a 90% increase, as compared to $353,828 for the same period last year. The general and administrative expenses are primarily due to increased administrative expenses from personnel additions and marketing expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's cash balances and certificates of deposit decreased by $850,351 from $2,095,465 as of nine months ended March 31, 1999, to $1,245,114 as of March 31, 2000. This decrease in cash balances is primarily due to the cash used for the Company's expansion and operating activities.

Management estimates the monthly cash "burn rate" to be approximately $120,000 per month. As of March 31, 2000 cash balances are approximately ten times the current estimated monthly burn rate.

On January 12, 2000, the Company entered into an agreement with a bank to establish a $600,000 revolving line of credit agreement with the bank.
Borrowings bear interest at 6.56 % and are secured by a $700,000 time certificate of deposit at the bank. The line of credit will expire on January 2, 2001. The Company's intent is to use this revolving credit line for working capital purposes.

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM

Management believes that current cash balances and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital and capital expenditure requirements for ten months. Without the proceeds from future offerings, the Company's cash resources would not be sufficient to fund the operations under the current plan for more than ten months. The current business plan proposes significant increases in spending when compared to the historical expenditures. Management currently anticipates the need to raise additional capital through the issuance of additional debt or equity securities, prior to achieving positive cash flows from operations. The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including the plans to fully support the ISN, the launch of the WAC and the FOM, and the Company's investments in systems infrastructure and staffing. The Company may require substantial working capital to fund its business and it may need to raise additional capital prior to this time or thereafter. The Company cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If the Company is unable to raise additional necessary capital in the future, it may be required to curtail its operations significantly. Raising additional equity capital would have a dilutive effect on existing stockholders.

The Company is actively seeking equity investments. If such efforts are unsuccessful, the Company will need to reduce operating spending significantly, which would materially and adversely affect the Company's business. The Company does not intend to pay cash dividends with respect to capital stock in the foreseeable future.

EFFECT  OF  FLUCTUATION  IN  FOREIGN  EXCHANGE  RATE

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

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Previously reported on the Company's Form 10-KSB for the year ended June 30, 1999 and filed with the Securities and Exchange Commission on October 13, 1999.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

RECENT  SALES  OF  UNREGISTERED  SECURITIES

In February 2000, the Company issued 111,000 shares of its common stock at $9.01 per share pursuant to a private placement for total proceeds to the Company of $1 million. The offer and sale were exempt from registration pursuant to Regulation S and/or Rule 506 of Regulation D under the Securities Act of 1933, as amended. The sole investor was ABNet, a Taiwan-based company. See disclosure of related party transaction at Note 3.

During the period ended March 31, 2000, the Company issued 15,000 shares of common stock pursuant to options exercised at $0.40 per share for total proceeds to the Company of $6,000. The sales of the shares were exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended. The sales were made on exercise of grants by employees under the Company's written 1996 and 1999 stock option plans, copies of which the Company has provided to its participants.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Exhibit No.              Description
------------             ---------------

27.1                     Financial Data Schedule

(b)  Reports  on  Form  8-K

A report on Form 8-K dated December 21, 1999 was filed by the Company on February 10, 2000 with the Securities and Exchange Commission. The report contained two Item 5 Other Events: one disclosed the expansion of the Company's Board of Directors on February 4, 2000 and the other disclosed the execution of a joint venture agreement with Abest Technology Company, Ltd. on December 21, 1999. The partnership with Abest Technology Company, Ltd. established a joint venture corporation in Taiwan under the name C-ME.com/Taiwan. Under the agreement, C-ME.com/Taiwan will expand the Company's Internet Sourcing Network into Taiwan by opening merchandise-sourcing offices in Taipei, Taichung City and Kaohsiung. No financial statements were required or filed with the Form 8-K.

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CYBER  MERCHANTS  EXCHANGE,  INC.  d.b.a.  C-ME.com
(Registrant)


Date:  5/11/2001       /s/  Frank S. Yuan
----------------       ---------------------------------------------------------
                       Frank S. Yuan, Chairman, Chief Executive Officer



Date:  5/11/2001       /s/ John F. Busey
----------------       ---------------------------------------------------------
                       John F. Busey, President (Acting Chief Financial Officer)

                                 EXHIBIT INDEX



Exhibit No.      Description
-----------      -----------

27.1             Financial Data Schedule