Form 10KSB/A
period 2000-06-30
CYBER MERCHANTS EXCHANGE INC
filed 2001-05-17
CIK 1066961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________

                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB

(Mark  one)

[X]  Annual report under section 13 or 15(d) of the Securities Exchange Act of
                     1934 For the fiscal year ended June 30, 2000
                                       OR
[ ]  Transition  report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition Period from _______ to _______

                        Commission file number 001-15643


                 Cyber Merchants Exchange, Inc. d.b.a. C-ME.com
            ---------------------------------------------------------
                 (Name of small business issuer in its charter)

         California                                     95-4597370
      -----------------                             ------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

     600 S. Lake Avenue, Suite 405
          Pasadena, California                              91106
----------------------------------------               ---------------
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (626) 793-5000

Securities registered under Section 12(b) of the Act:
              (Title of Class)                         Name of exchange on which
                                                                registered

                   None                                             None
             ---------------                                  ---------------


Securities registered under Section 12(g) of the Act:      Common Stock, no
                                                      --------------------------
                                                              par  value
                                                      --------------------------
                                                           (Title of class)

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


Registrant's  revenues  for  its  most  recent  fiscal  year:  $55,530


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

                                    CYBER MERCHANTS EXCHANGE, INC.

                                               INDEX TO
                                     ANNUAL REPORT ON FORM 10-KSB
                                     FOR YEAR ENDED JUNE 30, 2000

PART I                                                                                           PAGE
Item 1    Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2    Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
Item 3    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
Item 4    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .    26

PART II
Item 5    Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . .    26
Item 6    Management's Discussion and Analysis of Financial Condition and Results of Operations    27
Item 7    Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
Item 8    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.    30

PART III
Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance With
          Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . .    31
Item 10   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31
Item 11   Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . .    31
Item 12   Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . .    31
Item 13   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    32

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   .34

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS. . . . . . . . . . . . . . . . . . . . . . .   F-2

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

Certain statements contained in this Report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Cyber-Merchants Exchange, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the factors discussed under the caption "Company Risks" elsewhere in Item 1 of this Report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Cyber-Merchants Exchange, Inc. disclaims any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

C-ME.com has adopted a retailer-centric business focus by creating a proprietary Internet Sourcing Network(TM) which consists of specialized private extranets for retailers that centralizes the merchandise review and search process. Its current retail partners are Burlington Coat Factory and Factory 2-U Stores. To further enhance and add value to this retail focus, C-ME.com has two additional online services under development: (1) a Wholesale Auction Center, which will create a dynamic pricing community, immune from the fraud that plagues typical auctions (this patent-pending process is in partnership with The CIT Group); and
(2) a Factory Outlet Mall, which will create a vertical marketplace for vendors to directly market and sell their products to consumers.

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

     1.  Internet  Sourcing  Network  ("ISN")

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

     2.  Virtual  Trade  Show

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

     3.  Web  Design  And  Hosting

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

Benefits  to  Retailers

C-ME.com believes its services create time and cost efficiencies for retailers that lead to increased merchandise turnover and higher gross margins. Key benefits include the following:

- Efficiency - C-ME.com builds and maintains a Web-based system that streamlines and automates the front-end merchandise sourcing process and provides instantaneous visual access to available merchandise on a 24/7 basis.
- Cost - The solution is delivered at no cost to the retailer without legacy system integration and without eliminating the "touch-and-feel" necessary to retail buyers.

- Time Savings - C-ME.com's product reduces time and cost to find products, which shortens the crucial time between merchandise availability and presentation, this is because viewing and editing merchandise with vendors in showrooms and at market consumes approximately one hour per appointment. Therefore, using traditional sourcing, each buyer can see approximately 8 to 10 lines a day and 40 to 50 per week. Using the Company's ISN, buyers can each view 50 lines in their offices before market and eliminate unnecessary appointments and make actual appointments more efficient, effective, and meaningful.

- Sourcing Benefits - The network facilitates new relationships with added domestic vendors, helping retailers to build their product sourcing bases and lower prices to achieve higher margins by establishing direct sourcing relationships with new international vendors, directly lowering cost of goods sold. Because buyers using the network will not require a face-to-face meeting with vendors, each transaction can be completed in less than one week rather than the normal three to four week cycle. This is a competitive advantage, as the other retailers will be using the normal three to four week buying cycle. The shortened transaction time is especially important for off-price retailers with faster turning inventory, and all retailers' overseas purchases. This speed to market should assist in reducing markdowns, as the selling cycle will be extended on the front end. Assuming a normal markdown is 10% of retail sales, purchases through the Internet sourcing network could have a reduction to 5 to 7%, or 30 to 50% because of starting the selling cycle sooner.

- Innovative Financing - C-ME.com has dramatically simplified the import process by replacing traditional letters of credit with CIT credit assurance of its retail partners. The Company believes this substitution will reduce the cost of exporting by as much as 50% as compared with the standard letters of credit that would normally be required.

Benefits  to  Vendors

C-ME.com's services give vendors direct access to targeted retail buyers, foresight into the retailer's procurement cycle, the ability to receive broadcast open-to-buy information from retailers, and 24-hour, real-time ability to diversify their product lines by adding, changing and updating product information. C-ME.com creates value for vendors by:

     - Matching Buyers and Sellers Securely - The Company's system works by guaranteeing that the right buyer views every product a vendor wants to sell, making business more time and cost efficient.

     - Dynamic Response - The Company creates value by providing specific feedback from retailers on products, making strategic product design and marketing more exact;

     - Affordable and Complete Solution - Vendors pay a nominal subscription fee, and need only the technology they have in order to post products on the Company's system. Auxiliary services including Web design and hosting, free template home pages, and plans to provide an e-catalog, a consumer mall, and a dynamic pricing community, when entirely implemented, will provide an industry-specific and complete e-commerce solution;

     - Open-to-Buy - The Company brings significant value to vendors by delivering a retailer's buying needs ("Open-to-Buy") into the vendors' mailbox on a weekly basis, providing a reactive not proactive selling opportunity.

SUPPORTING  TECHNOLOGY

The Company has developed three proprietary technologies designed to improve the efficiency of its services:

     1.  Product  Driven  Search  Engine

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

     2.  Focused  Broadcasting  ("FOCASTING(TM)")

The Company's FOCASTING(TM) software enables retail buyers to create individual Web pages filled with only those products that fall within their buying responsibilities, thereby limiting unnecessary "surfing." After the buyer creates his or her customized Web page, the FOCASTING(TM) software will "push" or broadcast all products contained within the Company's database directly to the buyer's desktop. For example, if a Men's jeans buyer created a customized Web page using FOCASTING(TM) and selected "Men's Jeans," the FOCASTING(TM) software will transmit all the information and images relating to Men's Jeans within the Company's database to the buyer each time he or she logs on.

     3.  Dynamic  End-User  Profile  System  ("DEPS(TM)")

The DEPS(TM) software provides retail buyers and vendors with numerous interactive functions. Featured in the Company's ISN, the DEPS software allows the user to maneuver and manipulate (delete, restore, etc.) the product information contained within his or her own product database. In addition, DEPS alerts the user whenever "new" or "close-out" items are added to the user's database. For the vendor, DEPS enables them to remotely change, upload and delete their product information based on user requests as well as receive business critical announcements from the buyers. Additionally, DEPS(TM) will allow the buyer to send bulk or personal e-mails to all vendors in the ISN.
These may be used to announce the buyer's "Open to Buy position", request special products, and announce merchandise buying and planning goals. These interactive features available through DEPS(TM) give vendors a competitive edge in providing a means of rapid response to buyers' needs and vendors' products.

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

POTENTIAL  REVENUE  STREAMS

The Company's sources of revenue are anticipated to be fees paid by domestic and global vendors who subscribe to the ISN, and a commission to be paid by the retailers on overseas purchases through the Company's operating system.

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

The  company's  primary  competitors  are  as  follows:

     - SOURCING LINK - This company is a business-to-business electronic commerce solutions provider for the retail industry. It is focused on developing, marketing and supporting the leading electronic toolset for the retail industry sourcing process using standard open technologies. Sourcing Link operates an Internet-based subscription service, which enables retailers to collaborate with their supply chain using standard Web browsers. IBM Corporation sells, distributes and supports the Sourcing Link service, which is positioned as a strategic procurement solution in the IBM Supply Chain Solutions Portfolio.

     - PURCHASE PRO.COM - This company helps businesses sell goods and services online to other businesses. Purchase Pro.com plays matchmaker to lonely businesses looking for e-commerce relationships. Customers buy memberships in order to access buying and selling communities, or "e-marketplaces." One of its services is group buying discounts.

     - VERTICAL NET - This company is a leading operator of online vertical trade communities focusing specifically on the business-to-business segment of the Internet. Its stable of more than 50 Web-sites spans industries such as communications, healthcare, and sciences. Vertical Net's industry-specific Web-sites offer features such as online shopping, buyer's guides and news. The company has also enhanced its Web- sites with online auction capabilities.

     - TRADEOUT.COM - This company provides an online marketplace for businesses to buy and sell excess inventory and idle assets. It brings together companies to buy and sell surplus assets in over 100 product categories online.

     - TRADEWEAVE.COM - This company enables retailers and vendors to list, buy and sell merchandise through a staged auction process over the Internet. All buyers and sellers are pre-registered and authorized to trade by QRS. After registering, customers will be provided with a Tradeweave 'Passport,' which authenticates them as an approved trader in the marketplace. Sellers will issue 'Visas' to selected approved buyers to formalize trading relationships. Sellers benefit by increasing their market reach, drawing more competitive bids and gaining more control over their brand and the sales process. Buyers benefit by having broader access to merchandise at attractive prices through a central location. Both sellers and buyers benefit from an integrated e-commerce back-end using existing QRS services. All industry players will have access to Tradeweave's retail trade news, content and directories.

Our  main  procurement  competitors  are  as  follows:

     - QRS CORPORATION - This company is using technology to alter the face of merchandise management. It provides electronic data systems and services for retailers, vendors and shippers. Its catalog services include a database of 67 million products from more than 8,700 vendors. The database lists products by their Universal Product Codes. Additional products marketed by QRS include networking stems that provide two-way electronic transmission of business data and Internet access, Web security and Web development, management tools for tracking products by sales and store location, motor freight shipment tracking and delivery performance reporting and education and consulting services.

     - ARIBA - This company makes operating resource management ("ORM") products, which help companies track and manage supply purchases over the Internet and corporate intranets. Its scalable ORM software automates e-commerce transactions and contains modules for creating customized forms and managing expense reports. Its Ariba.com network connects buyers to suppliers, helps suppliers provide product catalogs and routes order transactions. Ariba's customers include AMD, Chevron, Merck and Staples.

     - COMMERCE ONE - This company offers software and services that connect global buyers with suppliers of business goods and services over the Internet. Its BuySite software simplifies the buying process by providing product catalogs from different suppliers, automating approvals and enforcing buyer- and seller-specific policies. Its
          MarketSite.net Web-site enables buyers and sellers using different software applications to seamlessly connect and perform e-commerce transactions. The company also provides services including content management, order availability information, status tracking and transaction support.

     - RETEK - This company provides inventory management software that lets retailers interact across the Web with suppliers, wholesalers, transportation companies and other links in the supply chain. Customers include Ann Taylor, Eckerd, CBRL Group and Lancome.

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

The Company has trademarked its DEPS(TM), FOCASTING(TM) and Internet Sourcing Network.

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

     THE INTERNET INDUSTRY IS EXPERIENCING CONSOLIDATION THAT MAY INTENSIFY COMPETITION.

The Internet industry has recently experienced substantial consolidation and a proliferation of strategic transactions. The Company expects this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm it in a number of ways. For example:

     - competitors could acquire or partner with companies with which the Company has strategic relationships and discontinue its relationship, resulting in the loss of opportunities for its products and services or the loss of certain enhancements or value-added features to its products and services;

     - a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with its products and services; and

     - other companies with related interests could combine to form new, formidable competition, which could preclude the Company from obtaining access to certain markets or content, or which could dramatically change the market for the Company's products and services.

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

The Internet may not be accepted as a viable commerce medium for distribution of information and engaging in commerce for a number of reasons, including, without limitation:

     -    inadequate  development  of  the  network  infrastructure;
     -    inadequate  development  of  enabling  technologies;  and
     -    concerns  about  privacy  and  security  among  users.

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

Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

     -    limit  the  growth  of  the  Internet;
     - create uncertainty in the marketplace that could reduce demand for the Company's products and services;
     -    increase  the  Company's  cost  of  doing  business;
     - expose the Company to significant liabilities associated with content available on its Web-sites or distributed or accessed through its products or services;
     - lead to increased product development costs, or otherwise harm the Company's business; or
     - decrease the rate of growth of the Company's user base and limit its ability to effectively communicate with and market to its user base.

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

The Company has limited financial results on which you can assess its future success. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets.

To  address  the  risks  and  uncertainties  faced  by  the  Company,  it  must:

     - establish and maintain broad market acceptance of its services and convert that acceptance into direct and indirect sources of revenues;

     - maintain and enhance its presence as a viable and attractive option to retailers;

     - continue to timely and successfully develop new products, product features and services, and increase the functionality and features of its existing products;

     -    successfully  respond  to  competition  from  others;  and

     - develop and maintain strategic relationships to enhance the distribution, features and utility of its products and services.

The Company's business strategy may be unsuccessful and it may be unable to address the risks it faces in a cost-effective manner, if at all. The Company's inability to successfully address these risks will harm its business.

     THE COMPANY HAS NOT PRODUCED A PROFIT AND CANNOT BE CERTAIN THAT IT WILL PRODUCE A PROFIT OR REMAIN PROFITABLE IF IT DOES GENERATE A PROFIT.

The Company is not profitable and may never become profitable. If the Company does achieve profitability, it cannot be certain that it will remain profitable nor that profits will increase in the future. The Company has incurred significant losses since its inception and may never generate or sustain a profit. For the fiscal year ended June 30, 2000, the Company reported a net loss of $3,287,659. The Company devotes significant resources to developing, enhancing, selling and marketing its products and services. As a result, the Company will need to generate significant revenues to maintain profitability. The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

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

     THE  COMPANY'S  OPERATING  RESULTS  ARE  LIKELY  TO FLUCTUATE SIGNIFICANTLY

As a result of the Company's limited operating history and the rapidly changing nature of the markets in which it competes, the Company's quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond the Company's control. These factors include the following, as well as others discussed elsewhere in this section:

     - how and when the Company introduces new products and services and enhances its existing products and services;
     - the Company's ability to establish and maintain strategic relationships;
     -    the  Company's  ability  to  attract,  train and retain key personnel;
     - the Company's ability to form and maintain strategic alliances with retail businesses;
     -    the  emergence  and  success  of  new  and  existing  competition;
     - varying operating costs and capital expenditures related to the expansion of the Company's business operations and infrastructure, domestically and internationally, including the hiring of new employees;
     - technical difficulties with the Company's products, system downtime, system failures or interruptions in Internet access;
     -    costs  related  to  the  acquisition  of businesses or technology; and
     -    costs  of  litigation  and  intellectual  property  protection.

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

The Company is subject to the normal risks of doing business internationally, as well as risks specific to Internet-based companies in foreign markets. These risks include:

     - delays in the development of the Internet as a vehicle for business-to-business transactions in international markets;
     - difficulties in managing operations due to distance, language and cultural differences;
     -    unexpected  changes  in  regulatory  requirements;
     - export and import restrictions, including those restricting the use of encryption technology;
     -    tariffs  and  trade  barriers  and  limitations  on  fund  transfers;
     -    longer  payment cycles and problems in collecting accounts receivable;
     -    potential  adverse  tax  consequences;
     -    exchange  rate  fluctuations;
     - increased risk of piracy and limits on the Company's ability to enforce its intellectual property rights; and
     -    other  legal  and  political  risks.

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

     THE COMPANY COULD LOSE STRATEGIC RELATIONSHIPS THAT ARE ESSENTIAL TO ITS BUSINESS

The loss of current strategic relationships, the inability to find other strategic partners or the failure of the Company's existing relationships to achieve meaningful positive results for it could harm its business. The Company relies in part on strategic relationships to help it:

     -    maximize  adoption  of  its  products  and  services  among retailers;
     -    expand the range of commercial activities based on its technology; and
     -    increase  the  performance  and  utility of its products and services.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

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

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

The Company's common stock is traded on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol "CMEE." The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock as quoted by various market makers for the period of July 1, 1999 through June 30, 2000.

     July  1,  1998  through  June  30,  1999:  Not  publicly traded

     July 1, 1999 to June 30, 2000:      High*               Low*
                                         ---------------------------
          First  Quarter                 $11.00              $2.50
          Second  Quarter                $ 8.00              $2.125
          Third  Quarter                 $20.00              $7.00
          Fourth  Quarter                $ 9.00              $3.50

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the fiscal year ended June 30, 2000. This annual report contains certain forward-looking statements, (see Certain Factors That May Affect Future Results) and the Company's future operating results could differ materially from those discussed herein.


INTRODUCTION

The Company was formed in July 1996, to develop, establish, and market Web-based E-commerce solutions for retailers and their supply chains. The business strategy of the Company is focused on establishing collaborative relationships with U.S.-based retailers wherein the Company will provide the retailer with an ISN in return for their assistance in marketing the ISN to their supply chain vendors. After establishing ISNs for these collaborative retail partners, the Company intends to use the Internet's near-global accessibility to expand these retailers' supply chains to foreign-producing countries, primarily in the Pacific Rim.

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


Subscriber fees increased $7,720 (116%) to $55,530 in the year ended June 30, 2000 from $47,810 in the prior year. The financial statements have been revised to restate the revenue recognized by the Company during the year ended June 30, 2000 as discussed in Note 4 to the financial statements, which is incorporated herein by reference.


Cost of revenue increased $124,668 (116%) to $232,492 in the year ended June 30, 2000 from $107,824 in the prior year. The increase was due mainly to an increase in internal personnel and consultants to maintain and improve the Company's operating systems.

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

During the fiscal year ended June 30, 2000, the Company granted 105,000 and 1,655,315 stock options, under its 1996 and 1999 Stock Option Plans, respectively. In accordance with APB No. 25 and SFAS 123, the Company recognized a stock-based compensation expense of $2,122,631. The notes to the financial statements, specifically, Notes 6 and 7 describe in detail the accounting required under generally accepted accounting practices.

Interest income increased $80,713 (461%) to $98,205 in the year ended June 30, 2000 from $17,492 in the prior year. The increase was mainly due to cash investments in long-term certificates of deposit, as a result of the Company's initial public offering in July 1999. In addition, the Company recognized a $74,573 loss from its investment in C-ME.com Taiwan, under the equity method of accounting.


Net loss per share increased $0.41 (342%) to $0.53 per share in the year ended June 30, 2000 from $0.12 in the prior year. The increase in the loss per share is mainly due to the recognition of non-cash stock-based compensation expense, which accounted for $0.34 per share.


Fiscal  year  ended  June  30,  1999  compared  to  year  ended  June  30,  1998

The following discussion sets forth information for the twelve months ended June 30, 1999, compared with the twelve months ended June 30, 1998. This information has been derived from audited financial statements of the Company contained elsewhere in this annual report.

For the twelve months ended June 30, 1999, the Company had revenues totaling $47,810, representing a decrease of $17,912 from the same period a year ago, due to the Company's shift in focus from marketing its services to the Initial Public Offering's process, resulting in a decline in fees received from the users of the Company's VTS, ISN and Web design services. The Company's operating expenses for the twelve months ended June 30, 1999, totaling $759,956, consisted of $107,824 for the cost of revenue and $652,132 for general administration and selling expenses, representing an increase of $107,427 from the twelve months ended June 30, 1998 due to approximately $250,000 expenses related to the IPO process. Consequently, the Company experienced a net loss of $695,454 for the fiscal year ended June 30, 1999 compared to a net loss of $571,360 for 1998.

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

STATUS  OF  OPERATIONS


The Company's current business model focuses on forming strategic relationships with retailers. In addition, the Company is aggressively pursuing the establishment of international sourcing offices. This international expansion will help complement the strategic retailer relationships that the Company anticipates attracting through the execution of its business model. The Company plans to utilize the marketing power of its retail partners to attract vendors worldwide.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's working capital increased from $1,966,950 as of June 30, 1999 to $6,024,581 as of June 30, 2000, primarily due to the successful private placement of the Company's common stock during June of 2000. However, the Company committed to invest $400,000 in E-SEA and $1 million in GP.com as of June 30, 2000. During the past twelve months, the Company had average monthly general and administrative expenses (excluding non-cash compensation expenses) of approximately $90,000 as compared to $55,000 in 1999. With working capital of approximately $6.0 million and an average monthly expense of approximately $90,000, the Company believes it has a high level of liquidity.


On June 30, 2000, the Company closed a private placement offering, which secured equity funding of more than $6.1 million. The Company sold 1,255,900 shares of common stock at $4.878 per share in connection with this transaction. The consideration for the common stock consisted only of cash. No warrants were issued. Cash proceeds from the offering will be used for general corporate purposes.

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

On January 12, 2000, the Company entered into a revolving line of credit agreement with a commercial bank for up to $600,000. Borrowing under this line of credit bears interest at 6.56% per annum and is secured by a $700,000 time certificate of deposit at the bank. The line of credit will expire on January 2, 2001. During the year ended June 30, 2000, the Company borrowed $299,834 and paid the full amount in April 2000.

CERTAIN  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS


From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-KSB) may contain statements, which are not historical facts, known as "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, potential transactions and other risk factors detailed in this Annual Report on Form 10-KSB and in the Company's other Securities and Exchange Commission filings.


In light of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors which could cause actual results to differ materially from those reflected in any forward looking statement made by or on behalf of the Company: reliance on collaborative retail partners; market acceptance of Company products and services; changing business conditions or technologies in the industry, which could affect demand for the Company's products and services; the impact of competition; problems with technology; product development schedules; and regulatory factors beyond the Company's control.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Financial  statements  and  supplementary  data  are set forth on pages F-1 thru
F-19.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The information required by this item is included under the caption entitled "Election of Directors" and "Information Concerning Directors and Executive
Officers" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days from June 30, 2000, and is incorporated herein by reference.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The information required by this item is included under the caption entitled "Executive Compensation" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days from June 30, 2000, and is incorporated herein by reference.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days from June 30, 2000, and is incorporated herein by reference.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days from June 30, 2000, and is incorporated herein by reference.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS

 EXHIBIT
  NUMBER    DESCRIPTION
----------  -----------

      3.1*  Articles of Incorporation

      3.2*  Bylaws

     4.1**  Lock-Up Agreement

  4.2*****  Specimen Stock Certificate for Shares of Common Stock of the Company

      4.3*  Warrant expiring October 15, 2002 issued by the Company to Burlington Coat
            Factory Warehouse Corporation on October 15, 1997

  4.4*****  Warrant expiring February 10, 2004 issued by the Company to Imperial Bank on
            February 10, 1999

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

     10.3*  Contract with Family Bargain Corporation

     10.4*  Employment contract with David Rau

     10.5*  Escrow Agreement with Union Bank of California

     10.6*  1996 World Wide Magic Net, Inc. Stock Option Plan

 10.7*****  Employment contract with John F. Busey

 10.8*****  Employment contract with Serena Kokjer-Greening

 10.9*****  1999 Stock Option Plan

10.10*****  Software Sales Agreement to Global Purchasing Dotcom

10.11*****  Software Sales Agreement to eSEA Co., LTD

10.12*****  Software Sales Agreement to C-ME.com Taiwan

10.13*****  Joint Venture Agreement with Good Support International, Limited


10.14*****  Joint Venture Agreement with Vickem Patana Co., Ltd.

10.15*****  Joint Venture Agreement with Abest Tech Company, Ltd.

10.16*****  Factory 2-U Stores, Inc. - Joint Marketing and Cooperation Agreement

10.17*****  Retex Master Purchase Agreement

10.18*****  Individual Agreement - (IMA) Retex

  16.1****  Letter from KPMG LLP

 23.1*****  Consent of BDO Seidman LLP, Independent Certified Public Accountants

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

*****Previously  filed  with  the  Commission  on  September  29,  2000.

REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CYBER  MERCHANTS  EXCHANGE,  INC.

                        By:  /s/  John  F.  Busey
                           ------------------------------
                           John  F.  Busey
                           President

                        Date:  May 11,  2001
                             -----------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By:  /s/  Frank  S.  Yuan            Date: May 11, 2001
                           -------------------------              -------------
                           Frank  S.  Yuan
                           Chief Executive Officer


                        By:  /s/  John  F.  Busey            Date: May 11, 2001
                           -------------------------              -------------
                           John  F.  Busey
                           President,  Director


                        By:  /s/  Charles  Rice              Date: May 11, 2001
                           -------------------------              -------------
                           Charles  Rice
                           Director


                        By:  /s/  Deborah  Shamaley          Date: May 11, 2001
                           -------------------------              -------------
                           Deborah  Shamaley
                           Director

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM



                            _______________________




                     REPORT ON AUDITED FINANCIAL STATEMENTS


                   FOR THE YEARS ENDED JUNE 30, 1999 AND 2000



                             _______________________



REPORTS  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS                     F-2


CONSOLIDATED  FINANCIAL  STATEMENTS

              Balance  Sheets                                                F-3

              Statements  of  Operations                                     F-4

              Statements  of  Shareholders'  Equity                          F-5

              Statements  of  Cash  Flows                                    F-6


         NOTES  TO  FINANCIAL  STATEMENTS                                    F-7

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


As discussed in Note 4 to the financial statements, the financial statements for 2000 have been restated to adjust the Company's accounting for its investment in its joint ventures.

                                   BDO  Seidman,  LLP




Los Angeles, California
September 5, 2000, except for Note 4
as to which the date is April 26, 2001

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

                                 BALANCE SHEETS

                                                                           June 30,
                                                                   --------------------------
                                                                       1999          2000
                                                                   ------------  ------------
                                                                                  (Restated)
ASSETS

Current assets:
 Cash and cash equivalents (Note 4)                                $   595,265   $ 1,274,395
 Certificates of deposit (Notes 4 and 8)                             1,500,200     3,900,000
 Stock subscription receivable (Note 6)                                 96,984     1,481,240
 Accounts receivable, net of allowance for doubtful accounts of
  $5,990 and $4,640                                                     8,150         54,693
 Prepaid expenses                                                            -         5,367
                                                                   ------------  ------------

Total current assets                                                 2,200,599     6,715,695

Furniture, fixtures and equipment, net (Note 2)                         38,540        63,937
Investment in ABNet (Note 3)                                                 -     1,000,000
Investments in overseas joint ventures (Note 4)                              -       (49,573)
Other assets                                                             3,143         3,619
                                                                   ------------  ------------

Total assets                                                       $ 2,242,282   $ 7,733,678
                                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accrued expenses                                                  $   230,139   $   691,114
 Deferred revenue                                                        3,510             -
                                                                   ------------  ------------
Total current liabilities                                              233,649       691,114
                                                                   ------------  ------------

Commitments and contingency (Note 9)

Shareholders' equity (Notes 6 and 7):
 Common stock, no par value; 40,000,000 shares authorized;
  6,003,170 shares and 7,589,669 shares issued and outstanding at
  June 30, 1999 and 2000, respectively                               3,169,034     8,550,777
 Additional paid-in capital                                             30,000     3,332,827
 Common stock subscribed (Note 6)                                      664,024     1,481,240
 Unearned stock compensation                                                 -    (1,180,196)
 Accumulated deficit                                                (1,854,425)   (5,142,084)
                                                                   ------------  ------------
Total shareholders' equity                                           2,008,633     7,042,564
                                                                   ------------  ------------
Total liabilities and shareholders' equity                         $ 2,242,282   $ 7,733,678
                                                                   ============  ============

                 See accompanying notes to financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                                 D.B.A. C-ME.COM

                            STATEMENTS OF OPERATIONS

                                                         Years Ended June 30,
                                                       -------------------------
                                                          1999          2000
                                                       -----------  ------------
                                                                    (Restated)
Revenues:
 Subscribers' fees                                     $   47,810   $    55,530

Cost of revenue                                           107,824       232,492
                                                       -----------  ------------

Gross profit (loss)                                       (60,014)     (176,962)
                                                       -----------  ------------

Operating expenses:
 General and administrative expenses                      652,132     1,042,205
 Stock-based compensation (Notes 6 and 7)                       -     2,122,631
                                                       -----------  ------------

Total operating expenses                                  652,132     3,164,836
                                                       -----------  ------------

Operating loss                                           (712,146)   (3,341,798)

Other income (expenses):
 Interest income, net                                      17,492        98,205
 Gain from amortization of negative goodwill                    -        25,000
 Equity in loss of C-ME/Taiwan                                  -       (74,573)
 Other                                                          -         7,222
                                                       -----------  ------------

Loss before income taxes                                 (694,654)   (3,285,944)

Income taxes (Note 5)                                         800         1,715

Net loss                                               $ (695,454)  $(3,287,659)
                                                       ===========  ============

Basic and diluted net loss per share (Note 1)          $    (0.12)  $     (0.53)
                                                       ===========  ============

Weighted-average number of common shares outstanding    5,793,889     6,228,249
                                                       ===========  ============

                 See accompanying notes to financial statements.

                                           CYBER MERCHANTS EXCHANGE, INC.
                                                  D.B.A. C-ME.COM

                                          STATEMENTS OF SHAREHOLDERS' EQUITY
                           YEARS ENDED JUNE 30, 1999 AND 2000 (NOTES 6 AND 7) (RESTATED)


                                    Common Stock       Additional     Common        Unearned                         Total
                                ---------------------   Paid-In       Stock       Stock-Based     Accumulated     Shareholders'
                                 Shares      Amount     Capital     Subscribed    Compensation      Deficit          Equity
                                =========  ==========  ==========  ============  ==============  ==============  ==============

BALANCE, June 30, 1998          5,750,000  $1,550,000  $   30,000  $         -   $           -   (1,158,971)     $     421,029

Issuance of common stock          253,170   1,619,034           -            -               -            -          1,619,034
Subscription of common stock            -           -           -      664,024               -            -            664,024
Net loss                                -           -           -            -               -     (695,454)          (695,454)
                                ---------  ----------  ----------  ------------  --------------  --------------  --------------

BALANCE, June 30, 1999          6,003,170   3,169,034      30,000      664,024               -   (1,854,425)         2,008,633

Proceeds from stock
  subscribed                       83,003     664,024           -     (664,024)              -            -                  -
Issuance of common stock          111,000     999,980           -            -               -            -            999,980
Private placement               1,255,900   3,711,719           -    1,475,240               -            -          5,186,959
Options exercised with cash
  proceeds                        105,000       6,020           -        6,000               -            -             12,020
Options exercised without cash
  proceeds                         31,596           -     265,102            -               -            -            265,102
Compensation cost for options
granted under the 1996 Option
  Plan                                  -           -     275,800            -               -            -            275,800
Compensation cost for options
granted under the 1999 Option
  Plan                                  -           -   2,077,187            -               -            -          2,077,187
Compensation for warrants
  granted                               -           -     684,738            -               -            -            684,738
Unearned stock-based
  compensation                          -           -           -            -      (1,180,196)           -         (1,180,196)
Net loss                                            -           -            -               -   (3,387,659)        (3,387,659)
                                ---------  ----------  ----------  ------------  --------------  --------------  --------------

BALANCE, June 30, 2000          7,589,669  $8,550,777  $3,332,827  $ 1,481,240   $  (1,180,196)  (5,142,084   )  $   7,042,564
                                =========  ==========  ==========  ============  ==============  ==============  ==============

                 See accompanying notes to financial statements.

                                          CYBER MERCHANTS EXCHANGE, INC.
                                                  D.B.A. C-ME.COM

                                             STATEMENTS OF CASH FLOWS
                                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT

                                                                             Years Ended June 30,
                                                                           --------------------------
                                                                               1999          2000
                                                                           ------------  ------------
                                                                                           (Restated)
Cash flows from operating activities:
 Net loss                                                                  $  (695,454)  $(3,287,659)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                                40,281        36,545
   Gain from amortization of negative goodwill                                       -       (25,000)
   Loss on investment in Taiwan                                                      -        74,573
   Provision for doubtful accounts                                               2,390         7,803
   Compensation cost for options granted (Note 7)                                    -     1,172,791
   Compensation cost for warrants granted (Note 7)                                   -       684,738
   Compensation cost for options exercised without cash proceeds (Note 6)            -       265,102
   Changes in assets and liabilities:
     Accounts receivable                                                        (3,063)      (54,346)
     Prepaids                                                                        -        (5,367)
     Other assets                                                                1,419          (476)
     Accounts payable and accrued expenses                                     182,637       460,975
     Deferred revenue                                                             (455)       (3,510)
                                                                           ------------  ------------
Net cash used in operating activities                                         (472,245)     (673,831)
                                                                           ------------  ------------

Cash flows from investing activities:
 Investment in certificates of deposit                                      (1,500,200)   (2,399,800)
 Investment in ABNet                                                                 -    (1,000,000)
 Proceeds from maturity of certificates of deposit                             300,000             -
 Purchase of office equipment                                                        -       (61,942)
 Proceeds received from note receivable                                              -             -
                                                                           ------------  ------------
Net cash provided by (used in) investing activities                         (1,200,200)   (3,461,742)
                                                                           ------------  ------------

Cash flows from financing activities:
 Proceeds from borrowings under line of credit                                 275,000       299,834
 Repayments of borrowings under line of credit                                (275,000)     (299,834)
 Proceeds received from stock subscribed                                       567,040        96,984
 Proceeds from issuance of common stock                                      1,619,034       999,980
 Proceeds from private placement                                                     -     3,711,719
 Proceeds from options exercised                                                     -         6,020
                                                                           ------------  ------------

Net cash provided by financing activities                                    2,186,074     4,814,703
                                                                           ------------  ------------

Net increase in cash and cash equivalents                                      513,629       679,130

Cash and cash equivalents, beginning of year                                    81,636       595,265
                                                                           ------------  ------------
Cash and cash equivalents, end of year                                     $   595,265   $ 1,274,395
                                                                           ============  ============
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                                                $     2,871   $     4,187
   Income taxes                                                                    800           800
                                                                           ============  ============


                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Cyber Merchants Exchange (the Company), d.b.a. C-ME.com, was established under the laws of the State of California in July 1996 and was formerly known as World Wide Magic Net, Inc.

The Company is engaged in developing and marketing Internet based business-to-business e-commerce network services to the retailers and their worldwide vendors. The Company provides a private extranet sourcing network, whereby a retailer can go on-line, review vendors' product information, and make purchases through the network developed and maintained by the Company. A vendor pays a one-time setup fee and a monthly subscription fee, through the network, to display its products and receive real time responses, inquiries, and orders from these retailers. Retailers pay a 5% commission on merchandise purchased from overseas through the Company's system.

The Company also provides paid vendors with additional services such as customized web design and hosting services, and Virtual Trade Show, which is a continuous revolving product forum showcase that allows buyers to freely search for products.

REVENUE  RECOGNITION

Subscribers' fees represent revenues generated through a one-time, nonrefundable setup fee and monthly hosting fees. Revenues are recognized after the services have been rendered and no significant vendor obligation remains. Unearned but billed revenues are deferred.

CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash and cash equivalents.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying value of financial instruments, including cash, certificates of deposit, accounts receivable, and accounts payable, approximate fair value due to their short maturity.

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

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

USE  OF  ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts and the valuation allowance for deferred income assets. Actual results could differ from those estimates.

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

EARNINGS  (LOSS)  PER  SHARE

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Basic earnings per share excludes any diluted effects of options, warrants, and convertible securities. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, such as options, warrants and other convertible securities. As the Company suffered losses for the years ended June 30, 1999 and 2000, the basic loss per share and diluted loss per share are identical.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

NOTE  2  -  PROPERTY  AND  EQUIPMENT

A  summary  of  property  and  equipment  at  cost  is  as  follows:

                                                  June 30,
                                           -----------------------
                                              1999        2000
                                           ----------  -----------
Leasehold improvement                      $   4,351   $    7,261
Furniture and fixtures                        20,844       20,953
Computer equipment and software               98,579      156,710
Office equipment                              16,270       17,065
                                           ----------  -----------

                                             140,044      201,989
Accumulated depreciation and amortization   (101,504)    (138,052)
                                           ----------  -----------

                                           $  38,540   $   63,937
                                           ==========  ===========

Depreciation expense was $40,281 and $36,545 for the years ended June 30, 1999 and 2000, respectively.


NOTE  3  -  INVESTMENT  IN  ABNET  (A  RELATED  PARTY  TRANSACTION)

As disclosed in Note 6, the Company received proceeds of approximately $1,000,000 in 2000 through the issuance of 111,000 shares of its common stock. The shares were purchased by ABNet. The Company, in turn, acquired 1,500,000 shares of ABNet, representing 15% of the outstanding common stock of ABNet, for $1,000,000. The net result of the transactions is an investment in ABNet of $1,000,000, which represents the then fair value of the Company's common stock issued. The Company accounts for its investment in ABNet under the cost method.

NOTE  4  -  INVESTMENTS  IN  OVERSEA  JOINT  VENTURES

On December 22, 1999, the Company entered into an agreement with Abest Tech Company, Ltd. d.b.a. ABNet.tw (ABNet), to form a joint venture in Taiwan named C-ME.com Taiwan to facilitate the buying and selling activities between U.S.-based retailers and Taiwan-based exporters through the Company's web-based communication system. The Company invested $300,000 (which was used to purchase a set of software from the Company) for a 30% interest in February 2000 and accounts for this investment under the equity method. As of June 30, 2000, the Company recognized an investment loss from this Taiwan joint venture of $49,573.

On March 11, 2000, the Company entered into an agreement with Vickem Patana Co., Ltd., a Thailand Corporation, to form a joint venture named E-SouthEast Asia, Inc. (E-SEA) a Delaware Corporation which will use the Company's proprietary web-based communication system to facilitate the front-end merchandise sourcing. The Company invested $400,000 ($300,000 of which is to be used to purchase a set of software from the Company) for a 40% equity interest subsequent to June 30, 2000.
On March 25, 2000, the Company entered into an agreement with Good Support International Limited, a British Virgin Islands Company, to form a joint venture named Global Purchasing Dotcom, Inc. (GP.com), a Washington Company, which will focus on implementing several targeted businesses in China's e-commerce market. The Company invested $1 million ($400,000 of which is to be used to purchase a set of software from the Company) for a 50% equity interest subsequent to June 30, 2000.

NOTE  4  -  INVESTMENTS  IN  OVERSEA  JOINT  VENTURES  (CONTINUED)

During fiscal year 2000, each of C-ME/Taiwan, E-SEA, and GP.com entered into an agreement to purchase the Company's software for $300,000, $300,000 and $400,000, respectively. The amount due from C-ME/Taiwan was received during fiscal 2000 and the remaining amounts were received by the Company subsequent to June 30, 2000. The Company has reduced the carrying amount of its investment in each of the joint ventures by the amount of the software sale. These amounts will be recognized in income as an adjustment to the Company's equity in the operating results of the joint ventures on a straight line basis over a three year period, the estimated life of the software sold.

Previously issued financial statements for the year ended June 30, 2000, reported revenue of $590,000 resulting from the foregoing sales, rather than as a reduction of the Company's investment. This amount represented the percentage of each of the joint ventures not owned by the Company applied to the sales amount. The Company subsequently changed its judgment regarding the recognition of revenue and determined that it was more appropriate to recognize this amount over the life of the software sold. The effect of this restatement is to increase the reported net loss by $565,000 and the net loss per share by $0.09 for the year ended June 30, 2000.

As of June 30, 2000, the investment in respective joint venture are summarized as follows:

                           C-ME/Taiwan     E-SEA       GP.com        Total
-----------------------------------------------------------------------------

Investment                $    300,000   $ 300,000   $ 400,000   $ 1,000,000
Negative goodwill             (300,000)   (300,000)   (400,000)   (1,000,000)
Amortization of negative
  goodwill                      25,000           -           -        25,000
Equity in loss of joint
  venture                      (74,573)          -           -       (74,573)
-----------------------------------------------------------------------------

Net investment            $    (49,573)   $      -   $        -   $  (49,573)
=============================================================================

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company maintains a certain banking relationship, such as checking, money market, certificates of deposit accounts, with a bank of which the Company's
Chairman and CEO is a founder and a shareholder. As of June 30, 1999, the Company had a cash and cash equivalent balance of $570,209 and certificates of deposit of $300,000 at this bank. As of June 30, 2000, the Company had a cash and cash equivalents balance of approximately $26,000 and certificates of deposit of $100,000 at the bank. Management believes that the Bank offers competitive interest and services.

NOTE  6  -  INCOME  TAXES

Income tax expense is comprised of the minimum state franchise tax. The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. Federal statutory rate of 34% is due to a valuation allowance for any benefit from net operating losses.

The Company has gross deferred tax assets of $753,000 and $1,250,000 at June 30, 1999 and 2000, respectively, relating principally to the tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, management does not believe it is more likely than not the Company will realize the benefits of these differences at June 30, 1999 and 2000. As such, management has recorded a valuation allowance for the full amount of deferred tax assets at June 30, 1999 and 2000.

At June 30, 2000, the Company has available net operating losses of approximately $3,130,000 and $1,850,000 for Federal and California state income tax purposes, respectively, to offset future taxable income, if any, which expire at various dates throughout the year 2015 for Federal income tax purposes and throughout the year 2005 for California state income tax purposes. However, the utilization of net operating losses may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

NOTE  7  -  SHAREHOLDERS'  EQUITY


THE  FISCAL  YEAR  OF  1999

On May 14, 1999, the Company filed and effected its prospectus with the Securities and Exchange Commission to offer 2,500,000 shares of its common stock to the public. On June 1, 1999, the Company launched its initial public offering on a best efforts basis. The Company issued 253,170 shares of common stock at $8.00 per share and received $1,619,034 in cash proceeds (net of $406,326 issuance cost). The Company also received subscriptions for 83,003 shares of its common stock at $8.00 per share, totaling $664,024. As of June 30, 1999, $567,040 in cash was received and the remaining $96,984 in cash was received in July 1999.

In conjunction with its initial public offering, the Company offered a 7% commission to all broker-dealers based on securities they sold. The Company's Chairman and CEO sold certain securities of the Company and received commissions in the amount of $41,934 based on the same commission percentage.

THE  FISCAL  YEAR  OF  2000

On February 9, 2000, the Board of Directors of the Company authorized the issuance of 111,000 shares of its restricted common stock at $9.01 per share to raise $1 million for business development purposes. The cash proceeds of this issuance were $999,980, netting wire expenses of $20.

In May 2000, the Company conducted a private placement to issue 1,255,900 shares of its common stock at $4.878 per share. The private placement was closed on June 30, 2000 with net proceeds of $5,186,959, netting issuing expenses of $939,377. Among the net proceeds, $1,481,240 was received subsequent to June 30, 2000.

During the fiscal year ended June 30, 2000, a total of 105,000 options under the Company's 1996 Stock Option Plan had been exercised. The Company received proceeds of $12,020, of which $6,000 was received subsequent to June 30, 2000, and issued 105,000 shares of its common stock accordingly.

The Company adopted a cashless policy that allows the stock option holders to exercise their options without paying any cash. During the year ended June 30, 2000 the Company issued a total of 31,596 shares of its common stock, canceled 8,664 options, and recognized an additional stock compensation expense of $265,102.


NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS


THE  1996  STOCK  OPTION  PLAN

The Company's 1996 Stock Option Plan (the "1996 Plan") provides for granting of stock options to employees, and non-employee directors. The Company has reserved 250,000 shares of common stock for issuance under the 1996 Plan. The terms and conditions of grants of stock options are determined by the Board of Directors. Generally, one-half of the granted options are exercisable after the employee's first year of employment. The remaining options are exercisable after the end of the employee's third year of employment. The options granted will expire within three months after termination of employment.

During the year ended June 30, 1999, the Company granted 15,000 options under 1996 Plan to a non-employee director at an exercise price of $0.40 per share. During the year ended June 30, 2000, the Company granted 70,000 options under the 1996 Plan to all directors for their service during the year ended June 30, 1999 and 35,000 options to four employees as an incentive at an exercise price of $0.40 per share. The Company recognized a total stock compensation expense of $275,800, among which $91,000 was related to employees and $184,800 was related to non-employees.

THE  1999  STOCK  OPTION  PLAN

The Company's 1999 stock option plan (the "1999 Plan") provides for granting of stock options to employees, officers, directors, and other entities who have made contributions to the Company. The Company has reserved 2,000,000 shares of common stock for issuance under the 1999 Plan. The Board of Directors determines the terms and conditions of granting stock options. Generally, the vesting period is two years allocated as follows: the first 25% of options granted are exercisable after the first six months of employment, then 4.16% are vested each month thereafter. The 1999 Plan provides for the useful life of the options granted to be 10 years starting from the date of grant. The options granted expire within one month after the termination of employment.

During the year ended June 30, 2000, the Company granted a total of 1,655,315 options to employees, directors, officers, consultants, attorneys, finders, and outside sales representatives. The exercise prices of options granted vary and range from $3.25 to $13.12. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. As a result, the Company recognized a total stock compensation expense of $2,077,187, among which $1,258,214 was related to employees and $818, 973 was related to non-employees.


NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)


The stock compensation expenses recognized will be amortized over a period of two years based on the respective vesting terms. In the year ended June 30, 2000, the total stock compensation expense included in the net loss for both the 1996 Plan and 1999 Plan was $1,172,791.

A  summary  of  changes  in  stock  options during each year is presented below:

                                                                  June 30,
                                                         1999                   2000
                                                ---------------------  ---------------------
                                                             Weighted               Weighted
                                                             Average                 Average
                                                             Exercise               Exercise
                                                  Shares      Price      Shares      Price
                                                ----------  ---------  ----------  ---------
1996 STOCK OPTION PLAN

Balance outstanding at beginning of year          155,000   $    0.21    120,000   $    0.15
Options granted                                    15,000        0.40    105,000        0.40
Options cancelled                                       -           -       (648)       0.40
Options exercised                                       -           -   (119,352)       0.20
Options terminated                                (50,000)       0.40    (15,000)       0.40
                                                ----------  ---------  ----------  ---------

Options at end of year                            120,000   $    0.15     90,000   $    0.40
                                                ==========  =========  ==========  =========

Options exercisable at end of year                120,000   $    0.15     90,000   $    0.40
                                                ==========  =========  ==========  =========

Weighted-average fair value of options granted
  during the year                                           $    0.40              $    2.64
                                                            =========              =========

1999 STOCK OPTION PLAN

Options outstanding at beginning of year                -   $       -          -   $       -
Options granted                                         -           -  1,655,315        4.33
Options cancelled                                       -           -     (8,016)       3.36
Options exercised                                       -           -    (17,244)       3.36
Options terminated                                      -           -    (27,248)       3.69
                                                ----------  ---------  ----------  ---------

Options at end of year                                  -   $       -  1,602,807   $    4.33
                                                ==========  =========  ==========  =========

Options exercisable at end of year                      -   $       -    769,470   $    7.01
                                                ==========  =========  ==========  =========
Weighted-average fair value of options granted
  during the year                                           $       -              $    1.90
                                                            =========              =========

NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)


The following table summarizes information about the stock options outstanding at June 30, 2000:


                           Options Outstanding          Options Exercisable
                 ------------------------------------  ----------------------
                                Weighted
                    Number       Average    Weighted     Number     Weighted
                 Outstanding    Remaining    Average   Exercisable   Average
                      at       Contractual  Exercise       at       Exercise
Exercise Price     6/30/00        Life        Price      6/30/00      Price
---------------  ------------------------------------------------------------
    $  0.40           90,000   9.32 years  $    0.40       90,000      $0.40
3.00 to $3.50      1,113,992   9.28 years       3.25      504,072       3.26
4.00 to $13.12       488,815   9.54 years       6.86      265,398       6.44
                  ------------------------------------------------------------

0.40 to $13.12     1,692,807   9.36 years  $    4.14      859,470  $    3.94
=================  ===========================================================

The fair value of the stock options granted during the years ended June 30, 1999 and 2000 was $0 and $3,426,343, respectively, on the date of grant using the Black Scholes option-pricing model. The pricing assumptions used were as follows:

                                                                    Year Ended
                                                                   June 30, 2000
                                                                   -------------

Discount rate - bond yield rate                                     5.66 to 6.89
Volatility                                                        16.94 to 17.29
Expected life                                                           2-5
Expected dividend yield                                                  -
                                                                   =============

The Company applies APB Opinion No. 25 in accounting for its Plan. Had the Company determined the compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below:

                                                                     June 30,
                                                                      2000
                                                                  -------------

 Net loss attributable to Common Stock - as reported              $(3,287,659)
 Net loss attributable to Common Stock - pro forma                $(3,822,648)

 Net  loss  per  share  -  as  reported                           $     (0.53)
 Net  loss  per  share  as  pro  forma                            $     (0.61)

The compensation cost was calculated under the minimum-value method using the assumption of a three-year weighted average expected life of the options and a 6% risk-free interest rate.

NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)


On October 15, 1997, the Company entered into an agreement with Burlington Coat Factory Warehouse Corporation ("BCF"). Under the agreement, the Company and BCF plan to jointly develop a network whereby participants of the network can do business through the Internet. BCF agrees to use this proprietary network as its main internet sourcing method. BCF agrees to assist in marketing and promoting this network service to its vendors. In return, BCF is free to use the network designed and maintained by the Company and will share a certain portion of the fee revenue generated by this network with the Company. In addition, the Company granted a warrant to BCF to allow BCF to purchase up to 10% of the outstanding shares (maximum 676,241 shares as of June 30, 1999) of common stock of the Company on a fully diluted basis, subject to certain conditions and restrictions as defined in the warrant agreement. The common stock, if issued to BCF, will have certain registration rights. As of June 30, 1999, the exercise price was $4.00 per share. This agreement will expire on October 15, 2002.

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

On May 25, 2000, the Company entered into a joint marketing and cooperation agreement with Factory 2-U (NASDAQ: FTUS). The agreement makes the Company the exclusive provider of private extranet merchandise sourcing for Factory 2-U, sets joint marketing arrangements, and sets a new Factory 2-U policy that all current and future vendors of Factory 2-U, as part of the cost of doing business will be required to pay the Company a subscription fee in an amount equal to, at each vendor's selection, either $150 per month or 2.5% of all purchases by Factory 2-U from such vendor. In addition, the Company granted Factory 2-U a warrant that allows Factory 2-U to purchase up to 10% of the issued and outstanding shares of the Company's common stock immediately after its recent private placement at the same price at which the shares were sold in the private placement. As of June 30, 2000, the maximum shares Factory 2-U could purchase were 838,119 shares at $4.878 per share. In accordance with SFAS No. 123, the Company recognized expenses of $684,738. The warrant will expire on May 25, 2005.


NOTE  9  -  LINE  OF  CREDIT


During the year ended June 30, 1999, the Company maintained a non-revolving line of credit of $300,000 with a bank. Borrowing under the line of credit beared interest at the bank's prime rate plus 1.5% and was personally guaranteed by the Company's Chairman and President. The Company issued 20,000 Common Stock warrant to the bank (Note 7). The line of credit expired on June 30, 1999.

NOTE  9  -  LINE  OF  CREDIT  (CONTINUED)


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


NOTE  10  -  COMMITMENTS  AND  CONTINGENCY


OPERATING  LEASE

The Company leased office space under a non-cancelable operating lease that will expire on September 30, 1999. The Company has entered into another non-cancelable operating lease agreement, expiring on September 30, 2002, to facilitate its principal place of business. Future minimum lease payments under noncancelable operating leases as of June 30, 2000 are as follows:

YEARS  ENDING  JUNE  30,                                               AMOUNT
-----------------------------                                       ------------
      2001                                                          $     42,259
      2002                                                                43,032
      2003                                                                14,474
                                                                    ------------
 Total minimum lease payments                                       $     99,765
                                                                    ============

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

NOTE  10  -  COMMITMENTS  AND  CONTINGENCY  (CONTINUED)


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

NOTE  10  -  COMMITMENTS  AND  CONTINGENCY  (CONTINUED)


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


NOTE  11  -  SUBSEQUENT  EVENT


In August 2000, the Company signed a new lease to increase its office space by approximately 2,000 square feet. The incremental monthly gross rent is about $3,604 and the lease will expire on October 30, 2002.

                                 EXHIBIT INDEX



Exhibit No.      Description
-----------      -----------

27.1             Financial Data Schedule