Form 10QSB/A
period 2000-09-30
CYBER MERCHANTS EXCHANGE INC
filed 2001-05-17
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB

(Mark  One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.
                                                     ------------------

[ ]    Transition report under section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from            to             .
                                                  -----------  -------------

Commission  file  number    001-15643
                         --------------



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

   Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2000: 7,589,669 SHARES OF COMMON STOCK, NO PAR VALUE (ONE CLASS)
                      ----------------------------------------------------------

Transitional  Small  Business  Disclosure  Format:  Yes      No X
                                                        -       -

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION . . . . . . . . . . . . . . . . . . . . . . 3

     Item  1.  Financial  Statements . . . . . . . . . . . . . . . . . . . . . 3

          Balance Sheet (unaudited) as at September 30 and June 30, 2000 . . . 3

          Statement of Operations (unaudited) for three months ended
          September  30,  2000  and  September  30,  1999 . . . . . . . . . . .4

          Statement of Cash Flows (unaudited) for three months ended
          September  30,  2000  and  September  30,  1999 . . . . . . . . . . .5

          Notes  to  Financial  Statements  (unaudited) . . . . . . . . . . . .6

     Item  2.  Management's Discussion and Analysis or Plan of Operation . . . 9

PART  II  -  OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 13

     Item  1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . 13

     Item  2.  Changes  in  Securities  and  Use  of Proceeds . . . . . . . . 13
     Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . .13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . 14

                         CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

                                 PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                         BALANCE SHEET


                                                                    June 30,     September 30,
                                                                      2000           2000
                                                                  ------------  ---------------
                                                                                  (Unaudited)
                                                                                  (Restated)
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 1,274,395   $       67,995
  Certificates of deposit                                           3,900,000        4,832,284
  Stock subscription receivable                                     1,481,240                -
  Accounts receivable, net of allowance for doubtful accounts of
    $5,990 and $4,640                                                  54,693           74,276
  Accounts receivable - related parties                                     -           34,237
  Prepaid expenses                                                      5,367            4,895
                                                                  ------------  ---------------

Total current assets                                                6,715,695        5,013,687

Furniture, fixtures and equipment, net                                 63,937           63,920

Investments in overseas joint ventures                                (49,573)         673,081
Investments in ABNet                                                1,000,000        1,000,000
Other assets                                                            3,619            7,222
                                                                  ------------  ---------------

Total assets                                                      $ 7,733,678   $    6,757,910
                                                                  ============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                $   691,114   $       96,429
                                                                  ------------  ---------------

Total current liabilities                                             691,114           96,429
                                                                  ------------  ---------------

Commitments and contingency

Shareholders' equity:
  Common stock, no par value; 40,000,000 shares authorized;
    7,589,669 and 7,589,669 shares issued and outstanding           8,550,777       10,032,017
  Additional paid-in capital                                        3,332,827        3,572,442
  Common stock subscribed                                           1,481,240                -
  Unearned stock compensation                                      (1,180,196)      (1,160,787)
  Accumulated deficit                                              (5,142,084)      (5,782,191)
                                                                  ------------  ---------------

Total shareholders' equity                                          7,042,564        6,661,481
                                                                  ------------  ---------------

Total liabilities and shareholders' equity                        $ 7,733,678   $    6,757,910
                                                                  ============  ===============

                 See accompanying notes to financial statements.

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

                            STATEMENT OF OPERATIONS


                                                           Three Months Ended
                                                              September 30,
                                                        -------------------------
                                                           1999         2000
                                                        ============  ===========
                                                        (Unaudited)   (Unaudited)

                                                                       (Restated)

Revenues:
 Subscribers' fees                                     $     10,150   $  12,900
                                                        ------------  ----------

Operating costs and expenses:
 Cost of revenue                                             23,452      69,532
 General and administrative expenses                        121,622     421,619
 Stock-based compensation                                         -     259,024
                                                        ------------  ----------

 Operating gain (loss)                                     (134,924)   (737,275)
                                                        ------------  ----------

Other income (expenses):
 Interest income, net                                        18,133      76,382
 Amortization of negative goodwill                                -      83,333
 Other expenses                                                   -      (1,454)
 Loss on investment in C-ME.com Taiwan                            -     (39,300)
 Loss on investment in GP.com                                     -     (20,447)
 Loss on investment in E-SEA                                      -        (932)
                                                        ------------  ----------

Loss before income taxes                                   (116,791)   (639,692)

Income taxes                                                      -        (414)
                                                        ------------  ----------

Net loss                                                $  (116,791)  $(640,107)
                                                        ============  ==========

Basic and diluted net loss per share                    $     (0.02)  $   (0.08)
                                                        ============  ==========

Weighted-average number of common shares outstanding      6,086,173   7,589,669
                                                        ============  ==========

                 See accompanying notes to financial statements.

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

                            STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT

                                                              Three Months Ended
                                                                September 30,
                                                         --------------------------
                                                             1999          2000
                                                         ------------  ------------
                                                          (Unaudited)   (Unaudited)
                                                                        (Restated)
Cash flows from operating activities:
 Net loss                                                $  (116,792)  $  (640,107)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                               7,410        10,861
   Gain on amortization of negative goodwill                       -       (83,333)
   Stock compensation expense                                      -       259,024
   Loss on investments                                             -        60,679
   Changes in current assets and liabilities:
     Accounts receivable                                      (2,225)      (19,583)
     Accounts payable and accrued expenses                  (165,433)     (594,685)
     Prepaid expenses                                              -           472
     Other assets                                                  -        (3,603)
                                                         ------------  ------------

Net cash used in operating activities                       (277,040)   (1,010,275)
                                                         ------------  ------------

Cash flows from investing activities:
 Purchase of office equipment                                (26,980)      (10,844)
 Increase in deposits and others                            (865,248)     (932,284)
 Investment in certificates of deposit                       500,000             -
 Investment in GP.com                                              -      (600,000)
 Advance to GP.com                                                 -       (34,237)
 Investment in E-SEA                                               -      (100,000)
                                                         ------------  ------------

Net cash provided by (used in) investing activities         (392,228)   (1,677,365)

Cash flows from financing activities:
 Proceeds from stock subscribed                               96,984     1,481,240
                                                         ------------  ------------

Net cash provided by financing activities                     96,984     1,481,240
                                                         ------------  ------------

Net increase in cash and cash equivalents                   (572,284)   (1,206,400)

Cash and cash equivalents, beginning of period               595,265     1,274,395
                                                         ------------  ------------

Cash and cash equivalents, end of period                 $    22,981   $    67,995
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

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

                          NOTES TO FINANCIAL STATEMENTS

NOTE  3  -  INVESTMENTS  IN  OVERSEAS  JOINT  VENTURES


During the quarter ended September 30, 2000, the Company injected cash of $100,000 and $600,000 into E-SEA and GP.com, respectively. The Company amortized the negative goodwill of $25,000, $25,000, and $33,333 for C-ME/Taiwan, E-SEA, and GP.com, respectively, based on the straight-line method over the estimated useful life of three years. Usingtheequity accounting method, the Company picked up equity in the loss of joint venturesof $39,300 in C-ME/Taiwan, $932 in E-SEA, and $20,447 in GP.com, respectively.

As of September 30, 2000, the investment in the respective joint venture is summarized as follows:

                                     C-ME/Taiwan     E-SEA       GP.com        Total
---------------------------------------------------------------------------------------

Investment                         $    300,000   $ 400,000   $1,000,000   $ 1,700,000
Negative goodwill                      (300,000)   (300,000)    (400,000)   (1,000,000)
Amortization of negative                 50,000      25,000       33,333       108,333
  goodwill
Equity in loss of joint                (113,873)       (932)     (20,447)     (135,252)
  venture
---------------------------------------------------------------------------------------
Net investment                     $    (63,873)  $ 124,068   $   612,886  $   673,081
=======================================================================================

Previously issued financial statements for the quarter ended September 30, 2000 reported a net loss of $723,439. During fiscal year 2000, the Company entered into transactions with its joint ventures for the sale of the Company's proprietary software. Previously issued financial statements reflect these transactions as a sale occurring in fiscal year 2000 rather than as a reduction in the Company's investment in the joint ventures to be recognized as income ratably over the life of the software. The Company subsequently changed its judgment regarding the recognition of revenue and determined that it was more appropriate to recognize this amount over the life of the software sold. The effect of this restatement is to reduce net loss for the quarter ended September 30, 2000 by $83,333, which was from the amortization of negative goodwill, and reduce the loss per share by $0.01.


NOTE  4  -  TRANSACTION  IN  SHAREHOLDERS'  EQUITY

In May 2000, the Company commenced a private placement to issue 1,255,900 shares of its common stock at $4.878 per share. The offering was closed on June 30, 2000 with net proceeds of $5,186,959, netting issuance expenses of $939,377. Among the net proceeds of $5,186,959, $1,475,240 was received on July 30, 2000.

During the three-month period ended September 30, 2000, the Company received proceeds of $6,000 from options exercised.


During the three-month period ended September 30, 2000, the Company granted a total of 335,596 options under the 1999 Option Plan to employees, officers, and non-employees. The exercise prices of options granted vary and range from $4.878 to $6.080. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. As a result, the Company recognized a total compensation expense of $239,615, which all related to employees. Based on their respective vesting terms, this amount will be amortized over two years, with $119,540 being amortized the first year and $120,076 being amortized the second year. During the quarter ended September 30, 2000, the Company recognized $259,024 stock compensation expense.

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

                          NOTES TO FINANCIAL STATEMENTS

NOTE  5  -  SUBSEQUENT  EVENTS

In July 2000, Mr. Yoichiro Honda, an independent party, formed C-ME Japan Co., Ltd. On August 26, 2000, the Company executed a sale agreement to sell its software to C-ME Japan for approximately $366,000. On October 10, 2000, the Company signed an investment agreement with C-ME Japan Co., Ltd. to invest 19.5 million of Japanese Yen (approximately $180,000) in C-ME Japan Co., Ltd. On October 15, 2000, the Company invested 19.5 million of Japanese Yen (approximately $180,000) to C-ME Japan. In accordance with the investment agreement, the Company will inject an additional 20 million Japanese Yen (approximately $190,000) in December 2000. The equity interest the Company will own in C-ME Japan will approximate 49.375%.

On October 19, 2000, the Company executed a Factoring Agreement with CIT Financial Services. Under this agreement, CIT will establish pre-approved credit lines for buyers so they can easily and efficiently purchase products on the C-ME.com website and, at the same time, provide credit protection to sellers. CIT will assume the buyer's financial ability to pay its debts on all approved orders on the C-ME.com site.

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


FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATION

THREE  MONTHS  ENDED  SEPTEMBER  30,  2000  COMPARED  TO  YEAR-END JUNE 30, 2000

REVENUE

Total operating revenues for three months ended September 30, 2000 increased to $12,900, increasing by $2,750 from $10,150, a 27% increase, for the same period last year with revenue consisting of subscribers' fees. The increase in operating revenue was due to the increased number of subscribers to C-ME.com's software.

                         CYBER MERCHANTS EXCHANGE, INC.
                                d.b.a. C-ME.com

The Company anticipates generating revenues from fees paid by domestic and global vendors who subscribe to the ISN, and a commission to be paid by the retailers on overseas purchases through the Company's operating system.

The financial statements have been revised to restate the revenue recognized by the Company during the period covered by this report, as discussed in Note 3 to the financial statements, which is incorporated herein by reference.

OPERATING  COSTS  AND  EXPENSES

The cost of revenue increased $46,080 to $69,532 for the three months ended September 30, 2000, compared to $23,452 for the same period last year, a 197% increase. The increase in the cost of revenue is attributable to an increase in the cost of additional technical personnel to service customers as well as the increased costs of developing and servicing the Company's proprietary software.

General and administrative expenses increased by $299,997 to $421,619 for the three month ended September 30, 2000, as compared to $121,622 for the same period last year, a 247% increase. The increase in general and administrative expenses is primarily due to the increase in professional consulting expense, payroll expense, and marketing expense.

The Company recognized stock compensation expense of $259,024 for the three-month period ended September 30, 2000. Of the $259,024, $29,885 came from options granted in the first quarter of fiscal year 2001, the remaining $229,139 was due to amortization of unearned stock compensation recognized in the fiscal year ended June 30, 2000.

NET  LOSS

The Company recorded a net loss of $640,107 for the three months ended September 30, 2000, a $523,316 increase in net loss, as compared to a net loss of $116,791 for the same period last year. The increase in net loss is attributable to a $2,750 increase in revenue compared to a $526,066 increase in operating costs and other expenses. Loss per share as of September 30, 2000 was $0.08 as compared to $0.02 as of September 30, 1999 due to an increase in net loss and increase in the number of outstanding shares of common stock.


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

In July 2000, the Company injected $1,000,000 into Global Purchasing Dotcom, Inc. (GP.com) for a 50% equity interest and $400,000 into E-SouthEast Asia, Inc. (E-SEA) for a 40% equity interest. The Company has future investment commitments  to  C-ME  Japan  of  about  $395,000  in October and December 2000.


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

EFFECT  OF  FLUCTUATION  IN  FOREIGN  EXCHANGE  RATE


The Company's current joint ventures are located in countries outside the United States. The functional currency for each foreign operation is the local currency. The carrying values of the Company's investments in the Pacific Rim are subject to the risk of foreign currency fluctuations. Any dividends received from the Company's international joint ventures will also be subject to foreign exchange risk.


RISK  FACTORS

     THE COMPANY HAS NOT PRODUCED A PROFIT AND CANNOT BE CERTAIN THAT IT WILL PRODUCE A PROFIT.

The Company is not profitable and continues to produce a net loss. If the Company does achieve profitability, it cannot be certain that it will remain profitable nor that profits will increase in the future. The Company has incurred significant losses since its inception and may never generate or sustain a profit. For the three months ended September 30, 2000, the Company reported a net loss of $640,107. The Company devotes significant resources to developing, enhancing, selling and marketing its products and services. As a result, the Company will need to generate significant revenues to become profitable. The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

     THE  INTERNET  SOURCING  NETWORK  HAS  NOT  GENERATED  ANY  REVENUE.

The Company expects to depend primarily on revenue from the complete implementation of its domestic and international Internet Sourcing Networks. The Internet Sourcing Network has not generated any revenue during the period of this quarterly report and there is no guarantee that it will generate revenue in the future.

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

                         CYBER MERCHANTS EXCHANGE, INC.
                                d.b.a. C-ME.com

                           PART II - OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS

As disclosed in the Company's Form 10-KSB, dated June 30, 2000, and filed on September 29, 2000, the Company was named as a co-defendant, along with Burlington Coat Factory, in a lawsuit brought by Stanley Rosner, an individual in an action in the Supreme Court of the State of New York, Nassau County. To date, the Company has not received notice of the proposed transfer of venue and has not filed its responsive papers or otherwise moved against the complaint.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the period ended September 30, 2000, the Company issued 15,000 shares of common stock pursuant to options exercised at $0.40 per share for total proceeds to the Company of $6,000.00. The sales of the shares were exempt from registration under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended. The sales were made on exercise of grants by employees under the Company's written 1996 and 1999 stock option plans, copies of which the Company has provided to its participants.


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION

10.1* Factoring Agreement Between CIT, Commercial Services, Inc. and Cyber Merchants Exchange dated October 19, 2000.

27.1      Financial  Data  Schedule

*  Previously  filed  with  the  Commission  on  November  13,  2000.


(B)  REPORTS  ON  FORM  8-K

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

                                 CYBER MERCHANTS EXCHANGE, INC., d.b.a. C-ME.com
                                 -----------------------------------------------
                                               (Registrant)


05/11/01                               /s/  Frank  S.  Yuan
--------                        ------------------------------------------------
                                Frank S. Yuan, Chairman, Chief Executive Officer


05/11/01                               /s/  John  F.  Busey
--------                        ------------------------------------------------
                                John F. Busey, President and Acting
                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

10.1* Factoring Agreement Between CIT, Commercial Services, Inc. and Cyber Merchants Exchange dated October 19, 2000.

27.1      Financial  Data  Schedule

*  Previously  filed  with  the  Commission  on  November  13,  2000.