Form 10QSB/A
period 2000-12-31
CYBER MERCHANTS EXCHANGE INC
filed 2001-05-17
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB
(Mark  One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of  1934  for  the  transition  period  from . . . . .  to . . . . .


Commission  file  number: 001-15643
                          ---------

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

     Item  1.  Financial  Statements. . . . . . . . . . . . . . . . . . . . . .3

          Balance  Sheet  (unaudited) as of December 31 and June 30, 2000 . . .3

          Statement  of  Operations (unaudited) for three months and six months  ended  December  31,  2000  and  December  31,  1999. . . . .4

          Statement  of  Cash  Flows  (unaudited)  for six months ended
           December  31,  2000  and  December  31,  1999. . . . . . . . . . . .5

          Notes  to  Financial  Statements  (unaudited). . . . . . . . . . . . 6

     Item  2.  Management's  Discussion and Analysis or Plan of Operation . . .9

PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .15

     Item  1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . .15

     Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . .15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                         CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

                              PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                        BALANCE SHEETS


                                                                    June 30,     December 31,
                                                                      2000           2000
                                                                  ------------  -------------
                                                                                 (Unaudited)

                                                                                 (Restated)
ASSETS


Current assets:
 Cash and cash equivalents                                        $ 1,274,395   $     11,493
 Certificates of deposit                                            3,900,000      4,294,024
 Stock subscription receivable                                      1,481,240              -
 Accounts receivable, net of allowance for doubtful accounts of
  $5,990 and $2,590 as of June 30, 2000 and December 31,
  2000, respectively                                                   54,693          9,417
 Accrued interest                                                           -         17,716
 Prepaid expenses                                                       5,367          4,895
                                                                  ------------  -------------

Total current assets                                                6,715,695      4,337,545

Furniture, fixtures and equipment, net                                 63,937         90,110

Investments in overseas joint ventures                                (49,573)       669,210
Investment in ABNet                                                 1,000,000        894,690
Other assets                                                            3,619          7,222
                                                                  ------------  -------------

Total assets                                                      $ 7,733,678   $  5,998,777
                                                                  ============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accrued expenses                                                 $   691,114   $     62,463
                                                                  ------------  -------------

Total current liabilities                                             691,114         62,463
                                                                  ------------  -------------

Commitments and contingency

Shareholders' equity:
Common stock, no par value; 40,000,000 shares authorized;
 7,589,669 and 7,589,669 shares issued and outstanding              8,550,777     10,032,017
  Additional paid-in capital                                        3,332,827      3,575,225
 Common stock subscribed                                            1,481,240              -
 Unearned stock compensation                                       (1,180,196)      (903,721)
 Accumulated deficit                                               (5,142,084)    (6,767,207)
                                                                  ------------  -------------

Total shareholders' equity                                          7,042,564      5,936,314
                                                                  ------------  -------------

Total liabilities and shareholders' equity                        $ 7,733,678   $  5,998,777
                                                                  ============  =============

                 See accompanying notes to financial statements.

                         CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

                                    STATEMENTS  OF  OPERATIONS


                                                           Three Months Ended          Six Months Ended
                                                               December 31,              December 31,
                                                       --------------------------  --------------------------
                                                           1999          2000          1999          2000
                                                       ------------  ------------  ------------  ------------
                                                       (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

                                                                      (Restated)                 (Restated)
Revenues:
 Subscribers' fees                                     $    31,525   $    15,294   $    41,675   $    28,194
                                                       ------------  ------------  ------------  ------------

Operating costs and expenses:
 Cost of revenue                                            29,139       130,855        52,591       200,387
 General and administrative expenses                       252,761       571,139       374,383       992,758
 Stock-based compensation                                        -       259,849             -       518,873
                                                       ------------  ------------  ------------  ------------

 Operating loss                                           (250,375)     (946,549)     (385,299)   (1,683,824)
                                                       ------------  ------------  ------------  ------------

Other income (expenses):
 Interest income, net                                       29,491        85,494        47,624       161,876
 Equity in loss of C-ME/Taiwan                                   -       (45,534)            -       (84,834)
 Equity in loss of E-SEA                                         -       (11,683)            -       (12,615)
 Equity in loss of GP.com                                        -       (29,987)            -       (50,434)
 Other expenses                                             (5,974)      (13,980)       (5,974)      (15,434)
 Gain from amortization of negative
  goodwill                                                       -        83,333             -       166,666
 Write-down on investments in ABNet                              -      (105,310)            -      (105,310)
                                                       ------------  ------------  ------------  ------------

Loss before income taxes                                  (226,858)     (984,246)     (343,649)   (1,623,909)

Income taxes                                                   800           800           800         1,214
                                                       ------------  ------------  ------------  ------------

Net loss                                               $  (227,658)  $  (985,016)     (344,449)  $(1,625,123)
                                                       ============  ============  ============  ============

Basic and diluted net loss per share                   $     (0.04)  $     (0.13)  $     (0.06)  $     (0.21)
                                                       ============  ============  ============  ============

Weighted-average number of common                        6,161,173     7,589,669     6,161,173     7,589,669
  shares outstanding                                   ============  ============  ============  ============

                See accompanying notes to financial statements.

                         CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

                                  STATEMENTS OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT

                                                                                    Six Months Ended
                                                                                      December 31,
                                                                                --------------------------
                                                                                    1999         2000
                                                                                ------------  ------------
                                                                                 (Unaudited)  (Unaudited)
                                                                                               (Restated)
Cash flows from operating activities:
 Net loss                                                                      $  (344,449)  $(1,625,123)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                    16,601        23,382
   Gain from amortization of negative goodwill                                           -      (166,666)
   Stock compensation expense                                                            -       518,872
   Loss on investments                                                                   -       253,193
   Changes in current assets and liabilities:
     Accounts receivable                                                           (21,555)       27,560
     Prepaid expenses                                                                    -           472
     Other assets                                                                        -        (3,603)
     Accrued expenses                                                             (212,070)     (628,650)
     Deferred Revenue                                                               (3,510)            -
                                                                                ------------  -----------

Net cash used in operating activities                                             (564,983)   (1,600,563)
                                                                                ------------  -----------

Cash flows from investing activities:
 Purchase of office equipment                                                      (35,549)      (49,555)
 Proceeds from maturity of certificates of deposit                               1,400,200      (394,024)
 Increase in deposits and others                                                   (32,476)
 Investment in GP.com                                                                    -      (600,000)
 Investment in E-SEA                                                                     -      (100,000)
                                                                                ------------  -----------

Net cash provided by (used in) investing activities                              1,332,175    (1,143,579)
                                                                                ------------  -----------

Cash flows from financing activities:
 Proceeds from stock subscribed and exercise of stock options                      100,984     1,481,240
                                                                                ------------  -----------

Net cash provided by financing activities                                          100,984     1,481,240
                                                                                ------------  -----------

Net increase (decrease) in cash and cash equivalents                               868,176    (1,262,902)

Cash and cash equivalents, beginning of period                                     595,265     1,274,395
                                                                                ------------  -----------

Cash and cash equivalents, end of period                                       $ 1,463,441   $    11,493
                                                                               ============  ============

                 See accompanying notes to financial statements.

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION  AND  BUSINESS

Cyber Merchants Exchange, Inc. d.b.a. C-ME.com (the "Company" or "C-ME.com") is a business-to-business e-commerce company serving the worldwide retail industry. C-ME.com, a California corporation, was formed in July 1996.

The Company provides its customers with an Internet-based communications system that enables retailers and vendors to conduct negotiations and to electronically facilitate the sourcing, and the purchase and sale of merchandise, on a global basis. Using C-ME.com's proprietary software, the Company maintains a secure yet open electronic network that enables retailers to conduct on-line communications and transactions with their vendors. The front-end communications and trading process is generally referred to in the retail industry as "sourcing." High volumes of product and transaction data are exchanged between retailers and their vendors in order for buy-sell transactions to be initiated, negotiated and consummated. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a vendor. The Company's related software products and services are designed to make this sourcing function substantially more effective and efficient.

C-ME.com's value lies in its intermediary abilities; specifically in its ability to create an information pipeline for the retail industry. The Company believes its virtual pipeline can eliminate cost, redundancy, and system integration barriers now faced by retailers, and expedite the flow of usable product information to retailers from vendors who will benefit from its low cost, low technology, real time feedback communication system. By providing retailers with direct access to foreign vendors, the Company can support its existing retail partnerships and attract new retailers to join. C-ME.com's strategy is to set-up joint ventures. Each joint venture will set up multiple sourcing offices within their region to market to vendors and international manufacturers that would like to sell directly to large U.S. retailers by joining and utilizing C-ME.com's Internet Sourcing Networks (ISN's). By establishing localized merchandise sourcing offices, C-ME.com is fulfilling its mission of being the retailers' global sourcing solution by making international commerce convenient and feasible for many manufacturers who know how to make quality products but do not have technological knowledge or Internet access. Currently, Taiwan has opened three local offices, China has five, and the Philippines and Thailand each have one office. In addition, C-ME.com has independent sourcing agents in Hong Kong, Korea, Indonesia, Singapore and Turkey. C-ME.com plans to expand its operations to Central and South America and Europe.

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com


NOTE  3  -  INVESTMENTS  IN  OVERSEAS  JOINT  VENTURES

During the quarter ended December 31, 2000, the Company amortized the negative goodwill of $25,000, $25,000, and $33,333 for C-ME/Taiwan, E-SEA, and GP.com, respectively, based on the straight-line method over the estimated useful life of three years. Using the equity accounting method, the Company picked up equity in the loss of joint ventures of $45,534 in C-ME/Taiwan, $11,683 in E-SEA, and $29,987 in GP.com, respectively.

As of December 31, 2000, the investment in respective joint venture is summarized as follows:

                                  C-ME/Taiwan     E-SEA       GP.com        Total
-------------------------------------------------------------------------------------

Investment                       $    300,000   $ 400,000   $1,000,000   $ 1,700,000
Negative goodwill                    (300,000)   (300,000)    (400,000)   (1,000,000)
Amortization of negative
    goodwill                           75,000      50,000       66,666       191,666
Equity in loss of joint venture      (159,407)    (12,615)     (50,434)     (222,456)
-------------------------------------------------------------------------------------
Net investment                   $    (84,407)  $ 137,385   $  616,232   $   669,210
=====================================================================================

Previously issued financial statements reported a net loss of $1,054,493 for the quarter ended December 31, and a net loss of $1,777,932 for the six months ended December 31, 2000. During fiscal year 2000, the Company entered into transactions with its joint ventures for the sale of the Company's proprietary software. Previously issued financial statements reflect these transactions as a sale occurring in fiscal year 2000 rather than as a reduction in the Company's investment in the joint ventures to be recognized as income ratably over the life of the software. The Company subsequently changed its judgment regarding the recognition of revenue and determined that it was more appropriate to recognize this amount over the life of the software sold. The effect of this restatement is to reduce the Company's net loss for the quarter ended December 31, 2000 by $87,333 and for the six months ended December 31, 2000 by $170,666, and reduce the loss per share by $0.01 for the quarter ended December 31, 2000 and reduce the loss per share by $0.02 for the six months ended December 31, 2000.

NOTE  4  -  INVESTMENT  IN  ABNET

During the quarter ended December 31, 2000, the Company took a write down of $105,310 for its investment in ABNet.

NOTE  5  -  TRANSACTION  IN  SHAREHOLDERS'  EQUITY

In May 2000, the Company commenced a private placement to issue 1,255,900 shares of its common stock at $4.878 per share. The offering closed on June 30, 2000 with net proceeds of $5,186,959, netting issuance expenses of $939,377. Among the net proceeds of $5,186,959, $1,475,240 was received by the Company on July 30, 2000.

During the three-month period ended September 30, 2000, the Company received proceeds of $6,000 from options exercised.

During the three-month period ended September 30, 2000, the Company granted a total of 335,596 options under its 1999 Option Plan to employees, officers, and non-employees. The exercise prices of options granted vary and range from $4.878 to $6.080. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. As a result, the Company recognized a total compensation expense of $239,615 for options granted to employees. Based on their respective vesting terms, this amount will be amortized over two years with $119,540 being amortized the first year and $120,076 being amortized the second year.

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

NOTE  5  -  TRANSACTION  IN  SHAREHOLDERS'  EQUITY  (CONTINUED)

During the three-month period ended December 31, 2000, the Company granted a total of 17,420 options under its 1999 Option Plan to employees, officers, and non-employees. The exercise prices of options granted vary and range from $4.910 to $5.190. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options plans. As a result, the Company recognized a total compensation expense of $2,782 amortized over 3 years, which related to employees and non-employees. During the quarter ended December 31, 2000, the Company recognized $259,849 in stock-based compensation expense.

NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES

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

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2000. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail below in the section entitled "Risk Factors", and are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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


The Company believes that by providing retailers with direct access to foreign manufacturers, it can support its existing retail partnerships and attract new retail partners. The Company's goal is to aggregate manufacturers to create efficiencies for both foreign manufacturers and U.S. retailers. The Company's strategy is to partner with companies in other countries that have the connections, capital and ability to form joint ventures. These joint venture corporations will open multiple merchandise sourcing offices in many countries, beginning in the Pacific Rim's major manufacturing centers. The local merchandise sourcing offices will be used to market access to the Company's ISNs to allow manufacturers to sell directly to U.S. retailers.

ACCUMULATED  LOSSES

From its inception in 1996 through December 31, 2000, the Company has generated an accumulated deficit of $6,749,351. Since its inception, the Company has incurred substantial costs towards the following: to develop its technology; to create, introduce and enhance its sourcing solution; to establish marketing and distribution relationships; to recruit and train a sales and marketing group; and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success depends to a significant degree upon the Company's ability to raise additional capital, and upon the continued contributions of key management, sales, marketing, and finance personnel,

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition. Also, the Company's success is highly dependent on its ability to execute in a timely manner its new sales and marketing plan, of which no assurance can be made.


RESULTS  OF  OPERATION

THREE  MONTHS  ENDED  DECEMBER  31,  2000  AND  1999

REVENUE

Total operating revenues for three months ended December 31, 2000 decreased to $15,294, decreasing by $16,231 from $31,525, a 51% decrease, for the same period last year with revenue consisting of subscribers' fees. The decrease in operating revenue was due to the decrease in the number of subscribers to C-ME.com's software.

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

OPERATING  COSTS  AND  EXPENSES

The cost of revenue increased $101,716 to $130,855 for the three months ended December 31, 2000, compared to $29,139 for the same period last year, a 349% increase. The increase in the cost of revenue is attributable to an increase in the cost of additional technical personnel to service customers as well as the increased costs of developing and servicing the Company's proprietary software.

General and administrative expenses increased by $318,378 to $571,139 for the three month ended December 31, 2000, as compared to $252,761 for the same period last year, a 126% increase. The increase in general and administrative expenses is primarily due to the increase in professional consulting expense, payroll expense, and marketing expense.


The  Company  recognized  a  stock  compensation  expense  of  $259,849  for the
three-months  ended  December  31,  2000.   Of  the  $259,849,  $2,782 came from
options granted in the second quarter of fiscal year 2001, the remaining $257,067 was due to amortization of unearned stock compensation recognized in prior periods.

NET  LOSS

The Company recorded a net loss of $985,016 for the three months ended December 31, 2000, a $757,358 increase in net loss, as compared to a net loss of $227,658 for the same period last year. The increase in net loss is attributable to a $16,231 decrease in revenue compared to a $741,127 increase in operating costs and other expenses. Loss per share as of December 31, 2000 was $0.13 as compared to $0.04 as of December 31, 1999, due to an increase in net loss and increase in the number of outstanding shares of common stock.

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

SIX  MONTHS  ENDED  DECEMBER  31,  2000  AND  1999

REVENUE

Total operating revenues for six months ended December 31, 2000 decreased to $28,194, decreasing by $13,481 from $41,675, or 32.4%, for the same period last year, with revenue consisting of subscribers' fees. The decrease in operating revenue was due to the decreased number of subscribers to C-ME.com's software.


The Company anticipates generating revenues from fees paid by domestic and global vendors who subscribe to the ISN, and transaction fees to be paid by the retailers on overseas purchases through the Company's operating system.

OPERATING  COSTS  AND  EXPENSES

The cost of revenue increased $147,796 to $200,387 for the six months ended December 31, 2000, compared to $52,591 for the same period last year. The increase in the cost of revenue is attributable to an increase in the cost of additional technical personnel to service customers as well as the increased costs of developing and servicing the Company's proprietary software.

General and administrative expenses increased by $618,375 to $992,758 for the six months ended December 31, 2000, as compared to $374,383 for the same period last year. The increase in general and administrative expenses is primarily due to the increase in professional consulting expense, payroll expense, and marketing expense.


The Company recognized a stock compensation expense of $518,873 for the six months ended December 31, 2000.

NET  LOSS

The Company recorded a net loss of $1,625,123 for the six months ended December 31, 2000, a $1,280,674 increase in net loss, as compared to a net loss of $344,449 for the same period last year. Loss per share as of December 31, 2000 was $0.21 as compared to $0.06 as of December 31, 1999 due to an increase in net loss and increase in the number of outstanding shares of common stock.


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

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com


On January 12, 2000, the Company entered into a line of credit agreement with a bank to establish a $600,000 revolving line of credit. Borrowings are secured by a $700,000 time certificate of deposit at the bank. The line of credit will expire on January 2, 2001. The Company has this revolving credit line available for general working capital purposes. As of December 31, 2000, the Company had no borrowing under this facility.

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

In July 2000, the Company injected $600,000 into Global Purchasing Dotcom, Inc. (GP.com) for a 50% equity interest and $100,000 into E-SouthEast Asia, Inc. (E-SEA) for a 40% equity interest.


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

EFFECT  OF  FLUCTUATIONS  IN  FOREIGN  EXCHANGE  RATES


The Company's current joint ventures are located in countries outside the United States. The functional currency for each foreign operation is the local currency. The carrying value of the Company's investments in the Pacific Rim is subject to the risk of foreign currency fluctuations. Any dividends received from the Company's international joint ventures will also be subject to foreign exchange risk.




RISK  FACTORS

     THE COMPANY HAS NOT PRODUCED A PROFIT AND CANNOT BE CERTAIN THAT IT WILL PRODUCE A PROFIT.




The Company is not profitable and continues to produce a net loss. If the Company does achieve profitability, it cannot be certain that it will remain profitable nor that profits will increase in the future. The Company has incurred significant losses since its inception and may never generate or sustain a profit. For the six months ended December 31, 2000, the Company reported a net loss of $1,625,123. The Company devotes significant resources to developing, enhancing, selling and marketing its products and services. As a result, the Company will need to generate significant revenues to become profitable. The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.


     DUE TO MARKET CONDITIONS OVER THE PAST SEVERAL MONTHS, THE COMPANY WAS UNABLE TO EXPAND ITS SOURCING NETWORK AS PLANNED AND, AS A RESULT, MUST RELY ON ITS EXISTING INTERNET SOURCING NETWORK TO GENERATE OPERATING REVENUE.

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

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

                 CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

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

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

10.1* Tri-Party Assignment Agreement Between CIT, Commercial Services, Inc., Bank SinoPac and Cyber Merchants Exchange dated November 16, 2000.

*  Previously  filed  with  the  Commission  on  February  14,  2000.


(B)  REPORTS  ON  FORM  8-K

None.

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