Form 10QSB
period 2001-03-31
CYBER MERCHANTS EXCHANGE INC
filed 2001-05-17
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark  One)

[X]     Quarterly  report  under  section 13 or 15(d) of the Securities Exchange
        Act  of  1934  for  the  quarterly  period  ended     March  31,  2001
                                                            --------------------

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission  file  number    001-15643
                         ---------------

                 CYBER MERCHANTS EXCHANGE, INC. D.B.A. C-ME.COM
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        CALIFORNIA                                            95-4597370
        ----------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

     600 S. LAKE AVE. , SUITE 405, PASADENA, CA                 91106
     ------------------------------------------                -------
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

   Number of shares outstanding of the issuer's classes of common equity, as of
                                 March 31, 2001:
                  7,589,669  SHARES OF COMMON STOCK (ONE CLASS)
                  ---------------------------------------------

Transitional  Small  Business  Disclosure  Format:  Yes      No  X
                                                         --      --

                         CYBER MERCHANTS EXCHANGE, INC.
                                D.B.A. C-Me.Com

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .   3

     ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .   3

          Balance Sheet as of June 30, 2000 and March 31, 2001 (unaudited)   3

          Statement of Operations for the Three and Nine Months
          Ended March 31, 2001 and 2000 (unaudited). . . . . . . . . . . .   4

          Statement of Cash Flows for the Nine Months Ended
          March 31, 2001 and 2000 (unaudited). . . . . . . . . . . . . . .   5

          Notes to Financial Statements (unaudited). . . . . . . . . . . .   6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . .   9

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  13

     ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .  13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .  13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                         CYBER MERCHANTS EXCHANGE, INC.
                                D.B.A. C-Me.Com

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                    BALANCE SHEET
                                                                     June 30,     March 31,
                                                                       2000          2001
                                                                   ------------  ------------
                                                                    (Unaudited)  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                        $ 1,274,395   $    81,015
  Certificates of deposit                                            3,900,000     3,787,385
  Stock subscription receivable                                      1,481,240             -
  Accounts receivable, net of allowance for doubtful accounts of
     $5,990 and $2,590 as of June 30, 2000 and March 31, 2001,
     respectively                                                       54,693        27,218
  Accounts receivable - other                                                -         5,325
  Accrued interest                                                           -        25,446
  Prepaid expenses                                                       5,367             -
                                                                   ------------  ------------

Total current assets                                                 6,715,695     3,926,389

Furniture, fixtures and equipment, net                                  63,937        76,682

Investments in overseas joint ventures (Note 3)                        (49,573)      623,269
Investment in ABNet (Note 4)                                         1,000,000       874,828
Other assets                                                             3,619         7,222
                                                                   ------------  ------------

Total assets                                                       $ 7,733,678   $ 5,508,390
                                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                 $   691,114   $    73,308
                                                                   ------------  ------------

Total current liabilities                                              691,114        73,308
                                                                   ------------  ------------

Commitments and contingency (Note 6)
Shareholders' equity: (Note 5)
  Common stock, no par value; 40,000,000 shares authorized;
    7,589,669 and 7,589,669 shares issued and outstanding            8,550,777    10,032,017
  Additional paid-in capital                                         3,332,827     3,575,225
  Common stock subscribed                                            1,481,240             -
  Unearned stock compensation                                       (1,180,196)     (643,872)
  Accumulated deficit                                               (5,142,084)   (7,528,288)
                                                                   ------------  ------------

Total shareholders' equity                                           7,042,564     5,435,082
                                                                   ------------  ------------

Total liabilities and shareholders' equity                         $ 7,733,678   $ 5,508,390
                                                                   ============  ============

                 See accompanying notes to financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                                D.B.A. C-Me.Com

                               STATEMENT OF OPERATIONS


                                             Three Months Ended          Nine Months Ended
                                                  March 31,                  March 31,
                                        --------------------------  --------------------------
                                            2000          2001          2000          2001
                                        ============  ============  ============  ============
                                         (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
Revenues:
  Subscribers' fees                     $     8,120   $     1,435   $    49,795   $    29,629
  Transaction fees                                -         5,712             -         5,712
                                        ------------  ------------  ------------  ------------

  Net revenues                                8,120         7,147        49,795        35,341
                                        ------------  ------------  ------------  ------------

Operating costs and expenses:
  General and administrative expenses       347,151       508,117       774,125     1,701,262
  Stock-based compensation                        -       259,848             -       778,721
                                        ------------  ------------  ------------  ------------

  Operating losses                         (339,031)     (760,818)     (724,330)   (2,444,642)
                                        ------------  ------------  ------------  ------------

Other income (expenses):
  Interest income, net                       13,950        63,369        61,574       225,245
  Equity in loss of C-ME/Taiwan             (17,670)      (23,436)      (17,670)     (108,270)
  Equity in loss of E-SEA                         -       (60,755)            -       (73,370)
  Equity in loss of GP.com                        -       (45,083)            -       (95,517)
  Other income (expense)                     (1,029)        1,757        (7,803)      (14,477)
  Amortization of negative
     goodwill                                     -        83,333             -       249,999
  Write-down on investments in ABNet              -       (20,662)            -      (125,172)
                                        ------------  ------------  ------------  ------------

Net loss                                $  (343,780)  $  (762,295)     (668,229)  $(2,386,204)
                                        ============  ============  ============  ============

Basic and diluted net loss per share    $     (0.06)  $     (0.10)  $     (0.11)  $     (0.31)
                                        ============  ============  ============  ============

Weighted-average number of common
   shares outstanding                     6,219,327     7,589,669     6,162,605     7,589,669
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

                                CYBER MERCHANTS EXCHANGE, INC.
                                         D.B.A. C-Me.Com

                                    STATEMENT  OF  CASH  FLOWS

                       Increase (Decrease) in Cash and Cash Equivalent

                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                                --------------------------
                                                                                    2000          2001
                                                                                ------------  ------------
                                                                                 (Unaudited) (Unaudited)
Cash flows from operating activities:
  Net loss                                                                      $  (688,229)  $(2,386,204)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    26,144        36,839
    Gain from amortization of negative goodwill                                           -      (249,999)
    Stock compensation expense                                                            -       778,722
    Loss on investments                                                              17,670       402,329
    Stock subscription receivables                                                   96,984             -
    Changes in current assets and liabilities:
      Accounts receivable                                                          (320,145)       22,150
      Interest receivable                                                                 -       (25,446)
      Deposits and others                                                           (21,476)        1,764
      Accounts payable and accrued expenses                                        (214,522)     (617,806)
      Deferred revenue                                                                  (85)            -
                                                                                ------------  ------------

Net cash used in operating activities                                            (1,103,659)   (2,037,651)
                                                                                ------------  ------------

Cash flows from investing activities:
  Purchase of office equipment                                                      (52,506)      (49,584)
  Proceeds from maturity of certificates of deposit                                 400,200       112,615
  Investment in GP.com                                                                    -      (600,000)
  Investment in E-SEA                                                                     -      (100,000)
  Investment in ABNet                                                            (1,000,000)            -
                                                                                ------------  ------------

Net cash provided by (used in) investing activities                                (652,306)     (636,969)
                                                                                ------------  ------------

Cash flows from financing activities:
  Proceeds from stock subscribed and exercise of stock options                        6,000     1,481,240
  Proceeds from bank borrowings                                                     299,834             -
  Proceeds from issuance of common stock                                            999,980             -
                                                                                ------------  ------------

Net cash provided by financing activities                                         1,305,814     1,481,240
                                                                                ------------  ------------

Net increase (decrease) in cash and cash equivalents                               (450,151)   (1,193,380)

Cash and cash equivalents, beginning of period                                      595,265     1,274,395
                                                                                ------------  ------------

Cash and cash equivalents, end of period                                        $   145,114   $    81,015
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

C-ME.com's value lies in its intermediary abilities; specifically in its ability to create an information pipeline for the retail industry. The Company believes its virtual pipeline can eliminate cost, redundancy, and system integration barriers now faced by retailers, and expedite the flow of usable product information to retailer from vendors who will benefit from its low cost, low technology, real time feedback communication system. By providing retailers with direct access to foreign vendors, the Company can support its existing retail partnerships and attract new retailers to join. C-ME.com's strategy is to set-up joint ventures. Each joint venture will set up multiple sourcing offices within their region to market vendors and international manufacturers that would like to sell directly to large U.S. retailers by joining and utilizing C-ME.com's Internet Sourcing Networks (ISN's). By establishing localized merchandise sourcing offices, C-ME.com is fulfilling its mission of being the retailers' global sourcing solution by making international commerce convenient and feasible for many manufacturers.

Starting January 1, 2001, the Company began to execute transactions between vendors and retailers (buyers) who are using the Company's ISN. The Company charged buyers in a way similar to cost plus/mark-up and reported the difference between the selling price and the cost of the merchandise as a transaction fee on the statement of operations.

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

                         CYBER MERCHANTS EXCHANGE, INC.
                                D.B.A. C-Me.Com

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  3  -  INVESTMENTS  IN  OVERSEAS  JOINT  VENTURES

During the quarter ended March 31, 2001, the Company amortized negative goodwill of $25,000, $25,000, and $33,333 for C-ME/Taiwan, E-SEA, and GP.com,
respectively, based on the straight-line method over the estimated useful life of three years. Using the equity accounting method, the Company picked up equity in loss of joint ventures by $23,436 in C-ME/Taiwan, $60,755 in E-SEA, and $45,083 in GP.com, respectively.

As of March 31, 2001, the investment in respective joint ventures is summarized as follows:

                                  C-ME/Taiwan     E-SEA       GP.com        Total
=====================================================================================

Investment                       $    300,000   $ 400,000   $1,000,000   $ 1,700,000
Negative goodwill                    (300,000)   (300,000)    (400,000)   (1,000,000)
Amortization of negative
  goodwill                            100,000      75,000       99,999       274,999
Equity in loss of joint venture      (182,843)    (73,370)     (95,517)     (351,730)
-------------------------------------------------------------------------------------
Net investment                   $    (82,843)   $101,630   $  604,482   $   623,269
=====================================================================================

Previously issued financial statements for the quarter ended March 31, 2000 reported revenue of $210,000 resulting from the foregoing sale to C-ME.com Taiwan, rather than as a reduction of the Company's investment. This amount represented the percentage of the joint venture not owned by the Company applied to the sales amount. The Company subsequently changed its judgment regarding recognition of revenue and determined that it was more appropriate to recognize this amount over the life of the software sold. The effect of the restatement was to increase the reported net loss by $210,000 and the net loss per share by $0.04 and $0.03 for the three and nine month periods ended March 31, 2000.

NOTE  4  -  INVESTMENT  IN  ABNET

During the quarter ended March 31, 2001 the Company took a write down of $19,862 for its investment in ABNet.

NOTE  5  -  TRANSACTION  IN  SHAREHOLDERS'  EQUITY

In May 2000,the Company conducted a private placement to issue 1,255,900 shares of its common stock at $4.878 per share. The offering was closed on June 30, 2000 with net proceeds of $5,186,959, netting issuance expenses of $939,377. Among the net proceeds of $5,186,959, $1,475,240 was received on July 30, 2000. During the three-month period ended September 30, 2000, the Company received proceeds of $6,000 from options exercised.

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

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE  5  -  TRANSACTION  IN  SHAREHOLDERS'  EQUITY  (CONTINUED)

During the three-month period ended December 31, 2000, the Company granted a total of 17,420 options under its 1999 Option Plan to employees, officers, and non-employees. The exercise prices of options granted vary and range from $4.910 to $5.190. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options plans. As a result, the Company recognized a total compensation expense of $2,782 amortized over 3 years, which related to employees and non-employees. During the quarter ended March 31, 2001, the Company recognized $259,849 in stock based compensation expense.

NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES

As disclosed in the Company's Form 10-KSB, dated June 30, 2000, and filed on September 29, 2000, the Company was named as a co-defendant, along with Burlington Coat Factory, in a lawsuit brought by Stanley Rosner, an individual, in an action in the Supreme Court of the State of New York, Nassau County. To date, the Company has not received notice of the proposed transfer of venue and has not filed its responsive papers or otherwise moved against the complaint.

                         CYBER MERCHANTS EXCHANGE, INC.
                                D.B.A. C-Me.Com

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2001. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

ACCUMULATED  LOSSES

From its inception in 1996 through March 31, 2001, the Company has generated an accumulated deficit of $7,528,288. Since its inception, the Company has incurred substantial costs towards the following: to develop its technology; to create, introduce and enhance its sourcing solution; to establish marketing and distribution relationships; to recruit and train a sales and marketing group; and to build an administrative organization. The Company's prospects must be considered in light of its operating history, and of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in new, unproved and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and therefore, there can be no assurance that the Company will grow or that it will be able to achieve or sustain profitability. The Company's success depends to a significant degree upon the Company's ability to raise additional capital, and upon the continued contributions of key management, sales, marketing, and finance personnel,

                         CYBER MERCHANTS EXCHANGE, INC.
                                D.B.A. C-Me.Com

certain of whom would be difficult to replace. The loss of the services of any of the key personnel or the inability to attract or retain qualified management and other personnel in the future, or delays in hiring required personnel, could have a material adverse effect on the Company's business, operating results or financial condition. Also, the Company's success is highly dependent on its ability to execute in a timely manner its new sales and marketing plan, of which no assurance can be made.

RESULTS  OF  OPERATION

THREE  MONTHS  ENDED  MARCH  31,  2001  AND  2000

REVENUE

Total operating revenues for three months ended March 31, 2001 decreased to $7,147, decreasing by $973 from $8,120, a 12% decrease, for the same period last year with revenue consisting of subscribers' fees and transaction fees earned from the facilitating of transactions between overseas sellers and domestic buyers.

The Company is in the process of generating revenues from fees paid by domestic and global vendors who subscribe to the ISN, and transaction fees to be paid by the retailers on overseas purchases through the Company's operating system.

The March 31, 2000 financial statements have been revised to restate the revenue recognized by the Company during the period covered by this report, as discussed in Note 3 to the financial statements, which is incorporated herein by reference.

OPERATING  COSTS  AND  EXPENSES

General and administrative expenses increased by $160,966, or 46%, to $508,117 for the three months ended March 31, 2001, as compared to $347,151 for the same period last year. The increase in general and administrative expenses is primarily due to the increase in payroll and professional consulting expenses. Payroll expenses increased by $143,749 to $312,228 for the three months ended March 31, 2001 as compared to $168,479 for the same period last year, due to an increase in full time employees. Professional fees increased by $16,200 to $48,161 for the three months ended March 31, 2001 as compared to $31,961 for the same period last year, due to an increase in fees paid to consultants and professionals for accounting, legal and other professional services.

The Company recognized stock compensation expense of $259,848 for the three-month ended March 31, 2001. Of the $259,848, $824 came from options granted in the second quarter of fiscal year 2001, the remaining $259,024 was due to amortization of unearned stock compensation recognized in prior periods.

                         CYBER MERCHANTS EXCHANGE, INC.
                                D.B.A. C-Me.Com

NET  LOSS

The Company recorded a net loss of $762,295 for the three months ended March 31, 2001, a $418,515 increase in net loss, as compared to a net loss of $343,780 for the same period last year. The increase in net loss is attributable to a $973 decrease in revenue compared to a $419,488 increase in operating costs and other expenses. Loss per share as of March 31, 2001 was $0.10 as compared to $0.06 as of March 31, 2000 due to an increase in net loss and increase in the number of outstanding shares of common stock.

NINE  MONTHS  ENDED  MARCH  31,  2001  AND  2000

REVENUE

Total operating revenues for nine months ended March 31, 2001 decreased to $35,341, decreasing by $14,454 from $49,795, or 29%, for the same period last year with revenue consisting of subscribers' fees and transaction fees earned. The decrease in operating revenue was due to a decrease in number of subscribers to C-ME.com's software.

The Company is in the process of generating revenues from fees paid by domestic and global vendors who subscribe to the ISN, and transaction fees to be paid by the retailers on overseas purchases through the Company's operating system.

OPERATING  COSTS  AND  EXPENSES

General and administrative expenses increased by $927,137, or 120%, to $1,701,262 for the nine months ended March 31, 2001, as compared to $774,125 for the same period last year. The increase in general and administrative expenses is primarily due to the increase in payroll and professional consulting expenses. Payroll expenses increased by $705,389 to $919,227 for the nine months ended March 31, 2001 as compared to $213,838 for the same period last year, due to an increase in full time employees. Professional fees increased by $246,578 to $318,962 for the nine months ended March 31, 2001 as compared to $72,384 for the same period last year, due to an increase in fees paid to consultants and professionals for accounting, legal and other professional services.

The Company recognized stock compensation expense of $778,721 for the nine months ended March 31, 2001.

NET  LOSS

The Company recorded a net loss of $2,386,204 for the nine months ended March 31, 2001, a $1,717,975 increase in net loss, as compared to a net loss of $668,229 for the same period last year. Loss per share as of March 31, 2001 was $0.31 as compared to $0.11 as of March 31, 2000 due to an increase in net loss and increase in the number of outstanding shares of common stock.

                         CYBER MERCHANTS EXCHANGE, INC.
                                D.B.A. C-Me.Com

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's cash balances and certificates of deposit decreased by $1,305,995 from $5,174,395 as of the 12 months ended June 30, 2000, to $3,868,400 as of March 31, 2001. This decrease in cash balances and certificates of deposit is primarily due to the Company's expansion and losses from operations.

Management  estimates  the  current monthly cash "burn rate" to be approximately
$136,000 per month. The Company believes it has sufficient cash resources to operate its business over the next twelve months. Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either debt or equity, to augment future growth of the business.

On February 16, 2001, the Company entered into a line of credit agreement with a bank to establish a $900,000 revolving line of credit. Borrowings are secured by a $1,100,000 time certificate of deposit at the bank. The line of credit will expire on August 17, 2001. The Company has this revolving credit line available for general working capital purposes. As of March 31, 2001, the Company had no borrowing under this facility.

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

EFFECT  OF  FLUCTUATION  IN  FOREIGN  EXCHANGE  RATE

The Company's current joint ventures are located in countries outside the United States. The functional currency for each foreign operation is the local currency. The carrying value of the Company's investments in the Pacific Rim are subject to the risk of foreign currency fluctuations. Any dividends received from the Company's international joint ventures will also be subject to foreign exchange risk.

                         CYBER MERCHANTS EXCHANGE, INC.
                                D.B.A. C-Me.Com

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Previously reported on the Company's Form 10-KSB for the year ended June 30, 2000.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

None.

(b)  Reports  on  8-K

A report on Form 8-K dated January 31, 2001 was filed by the Company on February 1, 2001 with the U.S. Securities and Exchange Commission. The report contained one Item 5 Other Events, which disclosed that Ms. Serena Kokjer-Greening had relinquished her day-to-day responsibilities as Chief Operating Officer of the Company.

                         CYBER MERCHANTS EXCHANGE, INC.
                                D.B.A. C-Me.Com

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CYBER  MERCHANTS  EXCHANGE,  INC.  d.b.a.  C-ME.com
(Registrant)


Date:  5/15/2001       /s/  Frank  S.  Yuan
----------------       -------------------------------------------------------
                       Frank  S.  Yuan,  Chairman,  Chief  Executive  Officer



Date:  5/15/2001       /s/ John  F.  Busey
----------------       -------------------------------------------------------
                       John F. Busey, President (Acting Chief Financial Officer)