Form 10KSB
period 2001-06-30
CYBER MERCHANTS EXCHANGE INC
filed 2001-10-12
CIK 1066961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   __________________________________________
                                   FORM 10-KSB
(Mark one)

[X]   Annual report under section 13 or 15(d) of the Securities
      Exchange Act of 1934
                     For the fiscal year ended June 30, 2001
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition Period from _______ to _______

                        Commission file number 001-15643

                         Cyber Merchants Exchange, Inc.
                      ------------------------------------
                 (Name of small business issuer in its charter)

           California                                    95-4597370
          -----------                                    ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)



600 S. Lake Avenue, Suite 208   Registrant's telephone number:
    Pasadena, California              (626) 793-5000                91106
-----------------------------                                   ---------------
(Address of principal executive offices)                          (Zip Code)


Securities registered under Section 12(b) of the Act:
                (Title of Class)                       Name of exchange on which
                                                               registered

                     None                                         None
                     ----                                         ----

Securities registered under Section 12(g) of the Act: Common Stock, no par value
                                                      --------------------------
                                                            (Title of class)

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

Registrant's net revenue for its most recent fiscal year:  $82,822

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2001, computed by reference to the closing price of that date, was $2,317,837, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On September 30, 2001, the registrant had 7,583,673 shares of Common Stock, no par value per share.

DOCUMENTS  INCORPORATED  BY  REFERENCE

Portions of the registrant's definitive proxy statement under Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

                                          CYBER MERCHANTS EXCHANGE, INC.

                                                     INDEX TO
                                           ANNUAL REPORT ON FORM 10-KSB
                                           FOR YEAR ENDED JUNE 30, 2001

PART  I                                                                                                      PAGE
Item  1   Description  of  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item  2   Description  of  Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item  3   Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders. . . . . . . . . . . . . . . . . . . .  28

PART  II
Item  5   Market  for  Common  Equity  and  Related Stockholder Matters. . . . . . . . . . . . . . . . . . .  29
Item  6   Management's  Discussion  and  Analysis  of  Financial Condition and Results  of  Operations . . .  30
Item  7   Financial  Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
Item  8   Changes  In  and  Disagreements  With  Accountants on Accounting and Financial  Disclosure . . . .  34

PART  III
Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance With
          Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
Item  10  Executive  Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
Item  11  Security  Ownership  of  Certain  Beneficial  Owners and Management. . . . . . . . . . . . . . . .  35
Item  12  Certain  Relationships  and  Related  Transactions . . . . . . . . . . . . . . . . . . . . . . . .  35
Item  13  Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

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

OUR  COMPANY

Cyber Merchants Exchange, Inc. (the "Company" or "C-Me") is an international business-to-business electronic trading company that creates efficiencies for retailers worldwide to source and finance international purchases. C-Me, a California corporation, was formed in July 1996.

OVERVIEW

The Company provides its customers with an Internet-based communication system that enables retailers and vendors to conduct negotiations and to electronically facilitate the sourcing, and the purchase and sale of merchandise on a global basis. Using C-Me's proprietary software, the Company maintains a secure yet open electronic network that allows retailers to manage on-line communications and transactions with their vendors. The front-end communications and trading process is generally referred to in the retail industry as "sourcing". High volumes of product and transaction data are exchanged between retailers and their vendors in order for buy-sell transactions to be initiated, negotiated, and consummated. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a vendor. The Company's related software products and services are designed to make the sourcing and transaction function substantially more effective and efficient.

C-Me has adopted a buyer-centric business focus by creating a proprietary Internet Sourcing Network(TM) which consists of specialized private extranets for retailers that centralizes the merchandise review and search process. Its current retail partners are Burlington Coat Factory, Factory 2-U Stores, and Bermo Enterprises, among others. Additional retailers have benefited by using C-Me's services including but not limited to Value City Department Stores, Ames Department Stores, Ross Stores, and 99 cents only Stores.

In fiscal year 2001, many Internet-based businesses, including those in the business-to-business e-commerce industry, have experienced difficulties with the acceptance of their products / services. This is particularly true for the retail-based e-commerce businesses who are finding the retail industry in general is technologically behind other industries. Retailers are reluctant to move away from their existing systems and processes, and they prefer to interact with a salesperson. The Company found that universal implementation of our product by a large retailer is time consuming and expensive. The Company also found that many vendors and manufacturers are so small they don't even own a computer. In January 2001, the Company began to focus and continues to focus on sourcing overseas goods for small retailers and off-price retailers such as

Value City Department Stores, Ross Stores, Factory 2-U Stores, Ames Department Stores and others who do not have their own import departments. The Company is using email to show the overseas' closeout merchandise in a standard format, and then C-Me's sales staff personally presents pre-qualified goods to the retailer who responds to our email marketing. The management team believes, that the mix of electronic trading and a national sales force is the future of the Company's success.

In January 2001, C-Me announced a tri-party financial platform in alliance with CIT Commercial Services and Bank SinoPac in Taiwan. The agreement will eliminate the need for letters of credit by allowing exporters in foreign countries to ship merchandise to U.S. retailers with pre-approved credit lines established by CIT. Letters of credit have historically been the predominant means of payment for cross border trading, but are rapidly being supplanted by more creative and flexible financing mechanisms such as tri-party agreements that assure less risk for both exporters and retailers. The Company has a U.S. patent pending for this financing method.

C-Me continues to expand internationally. As of June 30, 2001, the Company has formed joint ventures in Taiwan, China, Thailand and the Philippines. C-Me's strategy is to partner with reputable local companies and key government entities to establish local companies. Through these joint ventures, localized merchandise-sourcing offices are established. Subsequently, C-Me has formed joint ventures in Hong Kong and Korea. In addition to these joint ventures, C-Me has sourcing agents in Turkey, Pakistan, Vietnam, Bangladesh, Sri Lanka, and Indonesia. Through these localized offices, C-Me's retail partners will be able to source international merchandise directly. The Company believes its business model will be successful by leveraging retailers' purchasing power to increase their vendor base, and providing a direct, global merchandise-sourcing channel for retailers.

BUSINESS  DEVELOPMENT  STRATEGY

C-Me has developed to become an international electronic trading company. During the last four years of development, the Company has successfully established its technologies and methodologies. The Company's Internet Sourcing Network ("ISN") and Virtual Trade Show ("VTS") have proven to be a valuable and effective tool for its retail partners to source overseas merchandise. The Company's patent pending Global Financial Platform ("GFP") has been widely used by its U.S. retail partners to purchase overseas merchandise without the need of issuing foreign Letters of Credit (see detail on page 15). The establishment of multiple joint ventures with localized sourcing offices during the last four years is another major achievement.

It is the management's belief that the Company's accomplishments during the last four years combined with the newly hired national sales force will help the Company become an international electronic trading company. The Company realized its business plan by having multiple foreign localized sourcing offices find close out and/or stock lot deals to post on the Company's ISN, which then push over to the Company's retail partners. The Company's staff also send these deals by a standardized format of e-mail marketing to those retailers that are interested in buying from overseas directly which have not yet signed up with C-Me as its partner. Once the interested retail buyer responds to this pushed information, the Company's national sales force will approach them with actual samples. The Company will then mirror the retailer's order to the manufacturer at a lower price for its gross profit margins.

Beginning January 2001 through June 30, 2001, C-Me has successfully transacted electronic international sales of approximately $726,000 with an average of 7% gross profit margin. The Company has a back log approximately $200,000 of net revenues resulting from $1,000,000 of orders from stores such as Factory 2-U stores, Burlington Coat Factory, Value City Department Stores, Ames Department Stores, Ross Stores, and others.

Management estimates that with the anticipation of growth in revenue, higher gross profit margin, and reduced operational costs, the Company will break even or be profitable by the end of fiscal year of 2002.

INDUSTRY  BACKGROUND

The retail industry is characterized by intense competition, consolidation and tightening of profit margins. Consumers are increasingly more discerning and consequently demand that retailers offer more value in return for their purchasing dollar.

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

Sourcing-related communications between retailers and their vendors is a continuous flow of information regarding products, pricing, delivery, special promotions, packaging and other issues. To date, these communications have largely been carried out through paper flow, telephone calls, facsimiles, courier services, or through travel and personal visits. This manner of maintaining retail-supply communications is time-consuming, challenging and expensive. In addition, retailers are decreasing the number of their vendors, primarily leveraging certain vendor relationships to be able to enhance and control the management of their supply chain.

Pressure on retailers affects all players in the sourcing environment. Emerging technologies, such as C-Me's, now offer dramatic improvements in efficiency, costs and business process management. Purchasing automation efforts, such as EDI, currently address the back-end efficiency. The front-end sourcing process should be automated as well. However, retailers appear to be reluctant to explore automated merchandise sourcing solutions at this time. It is our belief that retailers need to address internal management and control processes to effectively utilize Internet sourcing capabilities. Currently, many retailers are structured without needed flexibility for the retail buyer to easily access and utilize the benefits of the Internet.

Letters of credit have been used in connection with international trade transactions between sellers and buyers for some time but the Company believes that the letter of credit is not the most desirable way to transact international purchases. A buyer may place an order with a seller, but the seller may not ship or even begin to produce ordered goods until a letter of credit is in place. Additional problems associated with letters of credit include a limited credit line, and a time consuming, cumbersome and administrative challenging process of obtaining a letter of credit. Furthermore, there are risks, not just monetary costs related to letter of credit fraud for both buyers and sellers. The Company, through its creation of the GFP eliminates the need for letters of credit and thus the burdens involved with them. In addition, the Company's financial platform provides financing alternatives to improve manufacturers' cash flow.

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

The market for E-commerce sourcing solutions for retailers is at a very early stage. However, both retailers and vendors are beginning to turn to information technology to better manage their relationships and merchandise flow. Retail organizations must change established business practices and conduct business in new ways. C-Me believes that the e-commerce market is at the beginning of a long-term expansion driven by adoption of the Internet as a marketing venue and data highway.

The challenge is coming up with an affordable e-commerce solution that addresses both the front-end and back-end problems facing the retailer and its supply chain vendors. C-Me's services are designed specifically to meet these challenges.

SERVICES

Overview  of  the  C-Me  System

The Company's Internet-based solutions were designed to meet the general merchandising needs of retailers and their vendors, with an initial emphasis placed on the bargain, or "off-price," apparel market segment. To that end, the Company has developed five interrelated services solutions: Internet Sourcing Network, Virtual Trade Show, Global Financial Platform, International Electronic Trade, Web Design and Hosting. The Company has also developed a patent pending financing method that eliminates the need for traditional letters of credit.

     1.   Internet  Sourcing  Network  ("ISN")

          The cornerstone of C-Me's services is the proprietary ISN, comprised of private extranets developed in accordance with each retail partner's merchandising specifications. The Web-based turnkey solution automates the front-end merchandise sourcing activities of retailers, and provides them with time and cost savings. The solution the ISN creates is a simple one. The ISN enables retailers and vendors to conduct business privately, using any Internet connection without investing in expensive hardware, software or training. Once a vendor subscribes to a retailer's ISN, they can receive feedback about merchandise reviewed by buyers, offers and long-term and short-term merchandising needs. The vendor can then change its strategies to meet these needs by updating its product line - all over the same Internet connection. Vendors also receive an "open-to-buy" broadcast, of what a retailer is sourcing during a particular time period. Vendors pay a monthly subscription fee to display products on the ISN. Retailers are charged a nominal percentage for each sales transaction.

     2.   Virtual  Trade  Show  ("VTS")

          The progenitor of C-Me's diverse services is the VTS, which is a centralized product showcase that features a multitude of products in easily understandable and searchable categories. The appeal of the VTS is its ability to enable direct marketing to a wide universe of retail buyers. Vendors may display product free of charge, if they also display on an ISN.

     3.   Global  Financial  Platform  ("GFP")

          The Company's innovative GFP eliminates the need for traditional letters of credit for international purchases made by retailers. The Company created the tri-party financial platform in which CIT, a global source for factoring, financing and leasing capital, and Bank SinoPac in Taiwan participate to allow exporters in Taiwan, Hong Kong and Vietnam to ship merchandise to C-Me's retailers with pre-approved credit established by CIT. Each party makes an effort to expedite transactions between an exporter and retailer while guaranteeing that the terms of the contract are fulfilled. In addition, foreign manufacturers can obtain potential working capital financing from Bank SinoPac. It is through the GFP that exporters, retailers, international banks and CIT will be linked to the platform, which provides rapid access to the innovative payment method of global purchasing. The GFP can be employed for any international sales transaction provided the retailer's credit is approved with CIT. Retailers that do not source through C-Me's ISN or VTS may utilize the GFP. C-Me charges a percentage transaction fee on all purchase orders written under the GFP.

     4.   International  Electronic  Trade

          C-Me utilizes its ISN and email marketing to push the Company's overseas close out and/or stock lot items to the potential retail buyers. Once the buyer shows interest in a particular item, the Company's sales force will hand carry the sample to gain a purchase order. Through C-Me's GFP, a US buyer can purchase overseas merchandise without issuing a letter of credit, and without a worry about the quality of the goods that they purchase. The Company can earn the difference between the price sold to the retailer and the cost from the overseas manufacturer, which equates to 7% to 20% per transaction without risk to C-Me.

          It is the Company's opinion that retailers are more comfortable interacting personally with C-Me's sales staff. Management believes that the idea of US retailers purchasing overseas goods directly and without issuing a letter of credit will attract more transactions and retail partners in a near future. As of today, the Company sold goods to the following retailers: Factory 2-U Stores, Burlington Coat Factory, Value City Department Stores, Ross Stores, 99 cents only Stores, Ames Department Stores and other discount chains.

     5.   Web  Design  And  Hosting

          Many vendors do not have an Internet commerce strategy and most do not have a Web presence. C-Me solves this by providing a free template Web page and shared domain name. Additionally, C-Me offers fee-based customized Web design and hosting services to meet the e-commerce needs of its customers.

Two additional services in development are the Wholesale Auction Center and Factory Outlet Mall.

     1.   Wholesale  Auction  Center  ("WAC")

          C-Me's WAC will provide a Web community for vendors to liquidate odd lots and closeouts in bulk quantity. The WAC will feature the Company's patent-pending auction process, which, by a partnership with CIT utilizes the benefits of accounts receivable factoring for sellers and credit checks for buyers to eliminate the possibility of fraud in the auction transaction. The Company has filed a patent application for the WAC process. Sellers using the WAC will pay transaction commission fees. The Company has halted its plans to release the WAC until market conditions improve.


     2.   Factory  Outlet  Mall  ("FOM")

          The FOM is a public vertical marketplace, which will enable vendors to sell merchandise directly to consumers. The FOM supplements C-Me's business-to-business solutions by giving vendors a direct business-to-consumer e-commerce package, consisting of secure credit card transactions, shopping cart functions and automatic calculation of sales tax and freight charges. Vendors selling on the FOM will pay transaction commission fees. The Company has halted its plans to release the FOM until market conditions improve.

Cost Benefits of the ISN to Retailers and Vendors

C-Me believes its primary value exists in its ISN, which creates a merchandise sourcing and information pipeline for the retail industry. The retail industry is fragmented, with thousands of buyers and sellers connecting sporadically and inefficiently. C-Me believes its virtual pipeline can eliminate cost, redundancy, and system integration barriers now faced by retailers, and expedite the flow of usable product information to retailers from vendors who will use its low-cost, low-technology, real-time feedback communication system. The Company's management understands not only the individual retailer's business but also the retail industry as a whole. It is our belief that the retail industry is slow to accept computer technology and Internet platforms as business solutions. Management feels it is enabled to effectively create and implement services that precisely meet the needs of retailers and their vendors as they adjust and evolve to this technological age.

Benefits  of  the  ISN  to  Retailers

C-Me believes its services create time and cost efficiencies for retailers that lead to increase merchandise turnover and higher gross margins. Key benefits include the following:

     - Efficiency - C-Me builds and maintains a Web-based system that streamlines and automates the front-end merchandise sourcing process and provides instantaneous visual access to available merchandise on a 24/7 basis. Buyers only view products within their merchandising categories;

     - Cost - The solution is delivered at no cost to the retailer without legacy system integration and without eliminating the "touch-and-feel" necessary to retail buyers;

     - Expediency - The ISN pushes the most updated product information and pictures to the Company's retailer partners in a standardized format. The buyers can immediately view the most updated product with no difficulties;

     - Scalability - The ISN is completely scalable to service hundreds of buyers in thousands of buying categories;

     - Sourcing Benefits - The ISN facilitates new relationships from C-Me's international database of vendors. Each electronic transaction through ISN may be completed in less than one week rather than the normal three to four-week cycle. The shortened transaction time is especially important for off-price retailers with faster turning inventory, and for vendors who turn idle inventory to immediate cash flow; and

     - Open to Buy Broadcasts - Retailers can utilize the ISN to broadcast their Open to Buy for immediate needs and future made-to-order through the Company's ISN. In this way, C-Me's international vendor community will respond to their broadcasts in a proactive manner.

Benefits  of  the  ISN  to  Vendors

C-Me's services give vendors direct access to targeted retail buyers, foresight into the retailer's procurement cycle, the ability to receive broadcast open-to-buy information from retailers, and 24-hour, real-time ability to diversify their product lines by adding, changing and updating product information. C-Me creates value for vendors by:

     - Matching Buyers and Sellers Securely - The Company's system works by guaranteeing that the right buyer views every product a vendor wants to sell, making business more time and cost efficient;

     - Offering Dynamic Response - The Company creates value by providing specific feedback from retailers on products, making strategic product design and marketing more exact;

     - Providing an Affordable and Complete Solution - Vendors pay a nominal subscription fee for a complete E-commerce solution. Auxiliary services including Web design and hosting free template home pages; and

     - Delivering Open-to-Buy Requests - The Company brings significant value to vendors by delivering a retailer's buying needs ("Open-to-Buy") to vendors on a weekly basis, providing a proactive not reactive selling opportunity.

Cost Benefits of the GFP to Retailers and Vendors

C-Me believes that the GFP has dramatically simplified the import process by replacing traditional letters of credit ("L/C") with CIT credit assurance of its retail partners. Key benefits include the following:

     - Time Savings - The GFP completely eliminates the time it takes for a buyer to obtain a letter of credit. Transaction delays may be detrimental to the buyer that needs the ordered items quickly. In the meantime, it may also be detrimental to the seller's cash flow associated with the transaction that is not forthcoming caused by L/C processing delays;

     - Efficiency - The GFP streamlines the transaction cycle. As long as the buyer's credit is approved by CIT and the purchase order is written to C-Me, C-Me will mirror the purchase order to the seller. The seller is responsible for shipping quality goods, on a timely basis;

     - Standard Payment Terms - The computer and high tech industries successfully purchase overseas merchandise with net 30 days or longer payment term, without issuing L/C; traditional commodity business can now enjoy the same benefit;

     - Landed Duty Paid ("LDP") Quotations - The benefits of LDP quotations are to eliminate US Buyers as the importer of record and all the hassles associated with it. The GFP requires that the foreign manufacturer becomes the importer of record and owns the goods until they are inspected and approved by the US buyer. LDP Price quotation is easier for Buyers to compare the true cost;

     - Cost and Savings - There are no extra costs to implement the GFP. It's free and is a component of the services included with an order placed through the C-Me system. Bank charges typically associated with letters of credit are eliminated;

     - Increased Line of Credit - Retailers can enjoy an additional line of credit offered by CIT that is without any collateral or security required;

     - Cash Advances for Vendors - C-Me vendor partners with overseas banks can receive accounts receivable financing for up to 80% once they have shipped the merchandise; and

     - Decreased Risk - C-Me's GFP eliminates the risk of fraud for both buyers and sellers. It is the vendor's responsibility to make sure the quality of the merchandise is equivalent to the samples presented to the buyer. The buyer will pay CIT when the invoice is due. If the buyer does not pay due to financial reasons, CIT will pay. On the other hand, if the quality of the merchandise received by the buyer is not as per the samples provided, the buyer then has the ability to charge back the vendor for the disputes.

SUPPORTING  TECHNOLOGY

The Company has developed three proprietary technologies designed to improve the efficiency of its services:

     1.   Product  Driven  Search  Engine

     The Company believes the keyword search functions employed by traditional search engines are impractical for merchandise sourcing. Rather, the Company developed a product driven search engine, which simplifies the search process. This search engine is linked to dynamic listings of the vendor's product catalog and line sheets, complete with detailed product descriptions and digital photographs. These products are then indexed and separated into easily recognizable categories that facilitate quick product searches by retail buyers.

     2.   Focused  Broadcasting  ("FOCASTING(TM)")

     The Company's FOCASTING(TM) software enables retail buyers to create individual Web pages filled with only those products that fall within their buying responsibilities, thereby limiting unnecessary "surfing". After the buyer creates his or her customized Web page, the FOCASTING(TM) software will "push" or broadcast all products contained within the Company's database directly to the buyer's desktop. For example, if a men's jeans buyer created a customized Web page using FOCASTING(TM) and selected "men's jeans," the FOCASTING(TM) software will transmit all the information and images relating to men's jeans within the Company's database to the buyer each time he or she logs on.

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

RESEARCH  AND  DEVELOPMENT

The Company currently provides two technical services to its customers: Internet Sourcing Network and Virtual Trade Show. Both services are embedded with custom Web-site design. The Company also has three supporting technologies: (i) Product Driven Search Engine; (ii) Focused Broadcasting; and (iii) Dynamic End-User Profile System. All these technologies were developed in 1997 and 1998. In fiscal year 2001, the Company spent an insignificant amount on research and development, but spent substantial amounts on website maintenance costs (approximately $350,000). The Company's expertise is in Internet-based business-to-business automation processes. Any funding of research and development will be used to develop the services offered and supporting technologies mentioned in the preceding sections.

The Company is expected to spend an insignificant amount on research and development in the near future as the Company is evaluating the potential benefits of two services: Wholesale Auction Center and Factory Outlet Mall. Development of these services has currently halted until market conditions improve. Until the Internet Sourcing Network receives significant retail industry implementation, the Company will evaluate three options to launch these two services: (i) internal development, (ii) outsourcing, or (iii) purchasing on-shelf software. The decision of spending a large amount of resources on research and development will be based upon competition situations, product availability, and relative costs and performance.

SALES  AND  MARKETING

C-Me has targeted its service solutions to off-price and discounts retailers, and their merchandise suppliers. The Company adopted a plan to identify retailers with the same merchandising strategies as those implemented by our partners Factory 2-U Stores, Inc. and Burlington Coat Factory. C-Me now markets its merchandise directly to individual buyers within these retail organizations for transaction-based sales.

Beginning 2001, C-Me established an internal sales and marketing force in order to build direct relationships with our retailer customers, and better facilitate customer product feedback and program needs. The Company will explore opportunities to expand its transaction-based services with new retailers. C-Me will continue prospecting for new retailers to add to the ISN through a team of national sales executives located in key market areas. The Company will leverage existing retailer and vendor relationships by offering additional services provided by C-Me, such as program development, Web design and hosting, open to buy broadcasts and product marketing.

In fiscal 2000, C-Me developed a strategic relationship with Retex in an effort to expand sales and marketing of our interrelated sourcing solutions to non-discount retailers. Retex has over 2,000 active members that utilize their buying consortium services and technologies. They have five National Account Managers that actively solicit retailers for C-Me.

The Company also markets the ISN directly to retailers and vendors. C-Me's ISN provides a valuable sales tool and means for multiple vendors to exchange company and product information with multiple retailers on a widespread basis.

Marketing the Company's GFP financial platform and global sourcing consortium through its foreign offices will be key to the development of long-term retailer and vendor relationships. The Company's overseas joint ventures will expand its efforts to identify and target key overseas manufacturers to subscribe to C-Me's ISN.

POTENTIAL  REVENUE  STREAMS

The Company's sources of revenue are anticipated to be transaction-based profit margins generated by retailers' purchases of the Company's goods. The Company has moved into this role primarily because of the slow acceptance of retailers to engage directly with the ISN. C-Me has found that domestic vendors are unwilling to pay subscription fees for the ISN due to an insufficient number of retailers utilizing the system. Until significant masses of retailers actively implement the network, the Company will be unable to depend solely on revenue generated from subscription fees paid by vendors. The Company envisions made-to-order and programmed goods as a viable new source of revenue for 2002.

The Company also anticipates generating revenue in the form of transaction fees associated with buyers utilizing the GFP to finance their purchases outside of our ISN.

KEY  CONTRACTS  AND  COLLABORATIVE  PARTNERS

Management has established or is in the process of establishing affiliations and contracts with several retailers. To date, the Company has two primary retail partners: Burlington Coat Factory Warehouse Corporation ("BCF") and Factory 2-U Stores, Inc. ("F2U"). Under the terms of the BCF contract, the Company has built an exclusive ISN for BCF free of charge. In return, BCF will provide the Company with a list of its existing vendors and assist the Company in marketing the ISN to these vendors. BCF also will receive 50 percent of the monthly hosting fees collected from vendors who join BCF's ISN. BCF has a stock warrant whereby BCF has the discretion to purchase an equity interest of up to 10 percent of the Company.

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

In January 2001, C-Me announced a tri-party financial platform and alliance in which CIT, the leading global source for factoring, financing and leasing capital, and Bank SinoPac in Taiwan will advance up to 80% of the goods to exporters in Taiwan when they ship merchandise to pre-approved retailers in the United States. Foreign manufacturers can obtain potential working capital financing. It is through the GFP that exporters, retailers, international banks and CIT will be linked to the platform, which provides rapid access to innovative global purchasing without a letter of credit.

In addition, C-Me executed an agreement with RETEX, a technology-buying consortium with more than 2,000 retail members, which provides the opportunity to build and maintain ISNs for RETEX members.

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

The  Company's  primary  competitors  are  as  follows:

     - QRS enables retailers and vendors to list, buy and sell merchandise through a staged auction process over the Internet. All buyers and sellers are pre-registered and authorized to trade by QRS. After registering, customers will be provided with a Tradeweave 'Passport,' which authenticates them as an approved trader in the marketplace. Sellers will issue 'Visas' to selected approved buyers to formalize trading relationships. Sellers benefit by increasing their market reach, drawing more competitive bids and gaining more control over their brand and the sales process. Buyers benefit by having broader access to merchandise at attractive prices through a central location. Both sellers and buyers benefit from an integrated e-commerce back-end using existing QRS services. All industry players will have access to Tradeweave's retail trade news, content and directories.

     - SOURCING LINK is a business-to-business electronic commerce solutions provider for the retail industry. They developed an Internet-based, hosted solution that provides an online location for retailers and merchandise suppliers to manage their sourcing, or pre-order merchandise procurement activities. Its proprietary software organizes and automates a broad range of sourcing activities, significantly improving productivity and reducing costs and buying lead-times. The solution is provided on a turnkey basis, including project management for buyer rollout, and both online and global help desk support for buyers and suppliers. IBM Corporation sells, distributes and supports the Sourcing Link service, which is positioned as a strategic procurement solution in the IBM Supply Chain Solutions Portfolio.

     - GLOBAL SOURCES is an enabler of global merchandise trade. They develop and operate independent net marketplaces and offer software solutions that facilitate cross-border transactions in public and private environments. Global Sources cataloging software and content management infrastructure support these offerings, while their trade magazines remain a key complementary component of their total solution. The Company enables trade for an established, independently certified community of more than 259,000 active buyers in 230 countries and territories. These buyers purchase direct goods in volume for resale and generate more than 2.7 million inquiries annually for over 110,000 suppliers through Global Sources Online.
                                                          ----------------------

     - PURCHASEPRO is a B2B e-commerce software company that provides solutions that help businesses of all sizes buy, sell, and market better. PurchasePro also operates a commerce network interconnecting more than 250,000 businesses and powering hundreds of private and public marketplaces with its highly scalable, hosted e-commerce software. PurchasePro offers fully functional marketplaces with thousands of buyers and sellers ready to transact business can be operational in 45 days or less. The company offers four industry-leading marketplace products: e-Source, e-MarketMaker,
                                                    ---------  --------------
          e-Procurement,  v-Distributor.  Customers  buy memberships in order to
          --------------  --------------
          access buying and selling communities, or "e-marketplaces". One of its services is the group-buying discount.

     - VERTICALNET is an enterprise software provider that helps businesses leverage the Internet to increase efficiencies in their internal and external business processes. Additionally, VerticalNet's Small/Medium Business Group provides industry specific online sales and marketing products and services to small-and-medium sized suppliers. They supply enablement, with marketing solutions that connect suppliers with large pools of buyers within its 59 industry-specific marketplaces, other public marketplaces, and private buying communities. The company has also enhanced its Web- sites with online auction capabilities.

     - QRS CORPORATION uses its technology to alter the face of merchandise management. It provides electronic data systems and services for retailers, vendors and shippers. Its catalog services include a database of 67 million products from more than 8,700 vendors. The database lists products by their Universal Product Codes. Additional products marketed by QRS include networking stems that provide two-way electronic transmission of business data and Internet access, Web security and Web development, management tools for tracking products by sales and store location, motor freight shipment tracking and delivery performance reporting and education and consulting services.

     - ARIBA makes operating resource management ("ORM") products, which help companies track and manage supply purchases over the Internet and corporate intranets. Its scalable ORM software automates e-commerce transactions and contains modules for creating customized forms and managing expense reports. Its Ariba.com network connects buyers to suppliers, helps suppliers provide product catalogs and routes order transactions. Ariba's customers include AMD, Chevron, Merck and Staples.

     - COMMERCE ONE offers software and services that connect global buyers with suppliers of business goods and services over the Internet. Its BuySite software simplifies the buying process by providing product catalogs from different suppliers, automating approvals and enforcing buyer- and seller-specific policies. Its MarketSite.net Web-site enables buyers and sellers using different software applications to seamlessly connect and perform e-commerce transactions. The company also provides services including content management, order availability information, status tracking and transaction support.

     - RETEK provides inventory management software that lets retailers interact across the Web with suppliers, wholesalers, transportation companies and other links in the supply chain. Customers include Ann Taylor, Eckerd, CBRL Group and Lanc me.

Additional auction competitors of Cyber Merchants Exchange, Inc. are as follows:
Merchandise-online.com,  Redtagbiz.com  and  Retailexchange.com.

Although the competitors detailed in the preceding paragraphs may offer similar services to C-Me, the Company believes that no other company has its range of services, approach to serving the industry or such an experienced management team. C-Me is focused on the front end of merchandise sourcing, overseas expansion, the Global Financial Platform, aggressive buyer centric marketing including a sales and marketing force to present merchandise to buyers plus a complete e-commerce solution for vendors. Because of its focus, C-Me believes that it will be able to compete effectively by providing a complete merchandise sourcing solution to the marketplace hence generating revenue from transaction sales.

INTELLECTUAL  PROPERTY  RIGHTS

The  Company  has  two  patents  pending  business  processes:

     1.   Global Financial Platform ("GFP") (patent pending)

     C-Me's GFP eliminates the need for letters of credit by allowing small- to medium-sized enterprises (SMEs) in other countries to ship merchandise to pre-approved retailers in the United States. Letters of credit have historically been the predominant means of payment for international trading.

     C-Me pioneered this process by establishing the first tri-party agreement with The CIT Group and Bank SinoPac in Taiwan. By virtue of C-Me's international factoring agreement, SMEs, retailers, international banks and CIT are linked to its Global Financial Platform. Through this arrangement, each of the tri-party participants plays an integral role. First, CIT guarantees the credit worthiness of the U.S. retailers. Secondly, Bank SinoPac provides working capital financing and acts as the conduit for foreign SMEs to receive payment. Through C-Me's GFP (patent pending), U.S. retailers can purchase overseas merchandise, just as they purchase domestic merchandise, with open terms and without the need to open letters of credit. Overseas SMEs ship merchandise to pre-approved retailers without payment risk. SMEs can also utilize the platform for advancing cash flow.

     2.   Non-Fraudulent Online Auction (patent pending)

     Statistics show that approximately 25% of all online auction transactions are fraudulent. Under current auction models, the seller must receive payment from the highest bidder before the merchandise is shipped. This creates the opportunity for fraudulent or disputed transactions. In fraudulent transactions, the buyer may not receive the merchandise per specifications posted by the seller. The wrong merchandise may arrive, quality may not be as represented, or the merchandise may never even be shipped. On the sellers' side, if the highest bidder does not make payment, the seller will be unable to locate the second highest bidder and the transaction will be lost. There are companies such as I-escrow, E-escrow and some insurance companies that are attempting to resolve these problems. C-Me believes that I-escrow and E-escrow companies cannot resolve, in a cost effective manner, these issues primarily because of the logistics and inspection costs involved. Insurance companies charge premiums that approximate a 10% fee of the transaction amount.

     C-Me has applied for patent protection for its Wholesale Auction Center ("WAC"), which is under development. Among other things, the WAC eliminates fraudulent transactions in on-line auctions. The process involves sellers that have an agreement with C-Me and with a factoring corporation that collects for the seller. The seller also provides payment terms of at least net 30 days. Each buyer, before entering the WAC for bidding, is pre-approved by the factoring corporation and uses pre-approved auction dollars. In this way, the buyer will not pay for merchandise until it has had 30 days to evaluate that the merchandise received is of the same or better quality as the item posted by the seller. The seller will have no payment risk because the factoring corporation has assumed the credit risk of the pre-approved buyer.

The Company has trademarked its DEPS(TM), FOCASTING(TM) and Internet Sourcing Network. Patent applications are pending for Wholesale Auction Center and Global Financial Platform.

EMPLOYEES

As of June 30, 2001, the Company had 14 employees. None of the employees are subject to a collective bargaining agreement, and the Company believes that relations with its employees are good.

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

This Annual Report on Form 10-KSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee" and similar expressions are intended to identify forward-looking statements. The following discussion of risks should be read in conjunction with the Company's financial statements and notes and other financial information included elsewhere in this Form 10-KSB. In addition to historical information, this Form 10-KSB contains statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Some factors that could cause or contribute to such differences include those discussed in this "Risk Factors" section of the Form 10-KSB.

Industry  Risks

     THERE  IS  NO  ASSURANCE  OF  FUTURE  INDUSTRY  GROWTH.

There can be no assurance that the marketplace in which the Company operates is as large as reported in market data or that such projected growth will occur or continue. Market data and projections are inherently uncertain, subject to change and often dated. In addition, the underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. A slower pace of growth within the industry will have a significant negative impact on C-Me's operations and projections for growth.

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

The Company's future revenue will depend significantly on the widespread acceptance and use of the Internet as an information source and as a commerce vehicle. Rapid growth in Internet use is a recent trend and market acceptance of the Internet as a commercial medium is highly uncertain.

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

The market for Internet access is characterized by rapidly changing technology, evolving industry standards, changes in users' needs and frequent new service introductions. The Company's future success will depend, in part, on the use of leading technologies to provide seamless access to and services through its Web site. There can be no assurance that the Company will be successful in using new technologies effectively, developing new services or enhancing existing services on a timely basis.

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

The Company relies on providers such as the local telephone companies and other companies to provide data communications via local telecommunications lines and leased long-distance lines. The means of ordering and paying for products may be disrupted or eliminated if the Company experiences disruptions or capacity constraints in its telecommunications services. There may be no means of replacing these services on a timely basis or at all.

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

Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

     -    limit  the  growth  of  the  Internet;
     - create uncertainty in the marketplace that could reduce demand for the Company's products and services;
     -    increase  the  Company's  cost  of  doing  business;
     - expose the Company to significant liabilities associated with content available on its Web-sites or distributed or accessed through its products or services;
     - lead to increased product development costs, or otherwise harm the Company's business; and/or
     - decrease the rate of growth of the Company's user base and limit its ability to effectively communicate with and market to its user base.

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

Company  Risks

     THE COMPANY HAS A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE THE COMPANY'S BUSINESS.

The Company was incorporated in July 1996 and has a limited operating history. In fiscal 2000, the Company developed and built its operating assets, including its proprietary software and its network server. C-Me is a new company and has no history of earnings or profit. There is no assurance that the Company will operate profitably in the future. As such, there is no assurance that the Company will generate a return on your investment in the future.

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

     THE COMPANY HAS NOT PRODUCED A PROFIT AND CANNOT BE CERTAIN THAT IT WILL PRODUCE A PROFIT OR REMAIN PROFITABLE IF IT DOES GENERATE A PROFIT.

The Company is not profitable and may never become profitable. If the Company does achieve profitability, it cannot be certain that it will remains profitable nor that profits will increase in the future. The Company has incurred significant losses since its inception and may never generate or sustain a profit. For the fiscal year ended June 30, 2001, the Company reported a net loss of $3,604,185. The Company devotes significant resources to developing, enhancing, selling and marketing its products and services. As a result, the Company will need to generate significant revenues to maintain profitability. The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

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

     THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY, TRADE SECRETS AND KNOW-HOW, WHICH WOULD REMOVE A BARRIER TO COMPETITION AND MAY DIRECTLY AFFECT THE AMOUNT OF REVENUE IT GENERATES.

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

     THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY MANAGE ITS GROWTH, WHICH COULD HAVE A MATERIAL EFFECT ON ITS BUSINESS OPERATIONS.

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

The Company cannot successfully implement its business model if it fails to manage its growth. The Company has rapidly and significantly expanded its operations domestically and internationally and anticipates further expansion to take advantage of market opportunities. The Company has increased the number of its full-time employees from 12 on June 30, 2000 to 14 on June 30, 2001. If its growth continues, it will need to continue to improve its financial and managerial control and reporting systems and procedures.

     THE COMPANY MAY ENTER INTO NEW LINES OF BUSINESS WHICH INVESTORS ARE NOT GIVEN THE OPPORTUNITY TO EVALUATE

In the event of a business combination, acquisition, or change in shareholder control, the Company may enter into a new line of business, which an investor did not anticipate and in which that investor may not want to participate. The Company may make investments in or acquire complementary products, technologies and businesses, or businesses completely unrelated to its current business plan. Similarly, an asset acquisition or business combination would likely include the issuance of a significant amount of the Company's common stock, which may result in a majority of the voting power being transferred to new investors. New investors may replace the Company's management. New management may decide not to continue to implement the Company's current business plan, and may decide to enter into a business completely unrelated to the current business plan which an investor did not anticipate and in which that investor may not want to participate. In such case, an investor could lose its entire investment on a business decision it did not get to evaluate at the time of investing in the Company.

     POTENTIAL BUSINESS COMBINATIONS COULD BE DIFFICULT TO INTEGRATE AND COULD DISRUPT BUSINESS OPERATIONS.

Any acquisition of or business combination with another company could disrupt the Company's ongoing business, distract management and employees and increase expenses. If the Company acquires another company, it could face difficulties in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for the Company. Acquisitions also involve the need for integration into existing administration, services, marketing, and support efforts. Any amortization of goodwill or other assets, or other charges resulting from the costs of these acquisitions, could limit the Company's profitability and decrease the value of its stock. In addition, the Company's liquidity and capital resources may be diminished prior to or as a result of the business combination and its capital may be further depleted by the operating losses, if any, of the business entity, which the Company may eventually acquire.

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

     THE  COMPANY'S  BUSINESS  WILL  SUFFER  IF  ITS  SYSTEMS  FAIL  OR  BECOME
     UNAVAILABLE.

A reduction in the performance, reliability and availability of the Company's Web sites and network infrastructure will harm its ability to distribute its products and services to its users, as well as its reputation and ability to attract and retain users and customers. The Company's systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. The Company's systems are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. The Company's computer and communications infrastructure is located at its principal executive offices in Pasadena,
California.  The  Company  does  not  have  fully  redundant systems or a formal disaster  recovery  plan,  and  does  not  carry  adequate business interruption insurance to compensate for losses that may occur from a system outage. The Company's electronic commerce and digital distribution activities are managed by sophisticated software and computer systems. The Company may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services
customers,  users,  advertisers  or  content  providers.        If  the  Company
suffers sustained or repeated interruptions, its products, services and Web sites could be less attractive to such entities or individuals and its business would be harmed.

A sudden and significant increase in traffic on the Company's Web sites could strain the capacity of the software, hardware and telecommunications systems that it deploys or uses. This could lead to slower response times or system failures. The Company's operations also depend on receipt of timely feeds from its content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt its operations. The Company depends on Web browsers, ISPs and online service providers to provide Internet users access to its Web sites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems. In addition, certain ISPs have temporarily interrupted the Company's Web-site operations in response to the heavy volume of e-mail transmission it generates and sends to its large user base. These types of interruptions could continue or increase in the future.


Investment  Risks

     THE  COMPANY'S  COMMON  STOCK  HAS  LIMITED  LIQUIDITY.

At the present time, the Company's common stock is not listed on The NASDAQ Stock Market, Inc. or on any national exchange. Although dealer prices for the Company's common stock are listed on the Nasdaq Over-the-Counter Bulletin Board, trading has been limited since such quotations first appeared in July, 1999. On

July 20, 2000, the Company applied to have its common stock approved for quotation on the Nasdaq SmallCap Market. On March 6, 2001, Nasdaq notified the Company that it has determined that it cannot approve the Company's application. The decision is based principally on the following factors: (1) public interest concerns, under Rules 4300 and 4330(a)(3), raised by the nature and accounting treatment of several related-party transactions; (2) concerns regarding the adequacy of disclosures regarding certain related-party transactions; (3) concerns regarding the adequacy of the Company's internal controls; and (4) concerns about the Company's failure to meet Nasdaq's initial inclusion requirements. The bid price for the Company's common stock is currently below $4.00 per share and the recent trading history shows a pattern of failing to maintain the minimum $4.00 bid price required by Rule 4310(c)(4). The Company already took steps to address comments raised by Nasdaq. The Company plans to reapply once its stock bid price is above the minimum requirement.

Whether or not shares of the Company's common stock are included in the Nasdaq system, the Company cannot assure you that the public market for shares of its common stock will become more active or liquid in the near future. In that regard, prospective purchasers of the common stock should consider that past shares have been issued without underwriting arrangements typically found in an initial public offering of securities. Such arrangements generally provide for the issuer of the securities to sell the securities to an underwriter which, in turn, sells the securities to its customers and other members of the public at a fixed offering price, with the result that the underwriter has a continuing interest in the market for such securities following the offering.

     FUTURE ISSUANCE OF STOCK BY THE COMPANY MAY HAVE A DILUTIVE EFFECT ON OWNERSHIP INTERESTS OF SHAREHOLDERS AND MAY NEGATIVELY IMPACT THE PRICE OF ITS STOCK.

Any additional issuances by the Company from its authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. Out of the 40,000,000 authorized common shares of the Company, 32,416,327, or 81%, remain unissued. The Board of Directors of the Company has the power to issue such shares without shareholder approval. None of the 10,000,000 authorized preferred shares of the Company are issued. There are outstanding warrants and options whose holders may acquire additional common shares. The Company fully intends to issue additional common shares or preferred shares in order to raise capital to fund its business operations and growth objectives.

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

Any asset acquisition or business combination would likely include the issuance of a significant amount of the Company's common stock, which would dilute the ownership interest of holders of existing shares, and may result in a majority of the voting power being transferred to new investors. Depending on the nature of the transaction, the Company's shareholders may not have an opportunity to vote on whether to approve it. For example, the Company's board of directors may decide to issue a significant amount of stock to affect a share exchange with another company. Such a transaction does not require shareholder approval, but the Company's officers and directors must exercise their powers in good faith and with a view to the interests of the corporation.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The Company leases its corporate headquarters located at 600 S. Lake Ave., Suite 208, Pasadena, CA 91106. Its telephone number is (626) 793-5000. The lease commenced on October 1, 2000, and expires on October 31, 2002, with an option to renew for 3-year period. The Company currently leases approximately 2,002 square feet at an average monthly rent of approximately $3,604.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

The Company's common stock is traded on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol "CMEE." The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock as quoted by various market makers for the period of July 1, 1999 through June 30, 2001.


          July 1, 1999 to June 30, 2000:   High    Low
                                          ------  ------
            First Quarter                 $11.00  $ 2.50
            Second Quarter                $ 8.00  $2.125
            Third Quarter                 $20.00  $ 7.00
            Fourth Quarter                $ 9.00  $ 3.50

          July 1, 2000 to June 30, 2001:   High    Low
                                          ------  ------
            First Quarter                 $ 7.06  $ 2.75
            Second Quarter                $5.375  $2.125
            Third Quarter                 $4.268  $0.281
            Fourth Quarter                $ 0.50  $0.156

On August 15, 2001, the Company's common stock was held by 547 shareholders of record or through nominee or street name accounts with brokers.

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings on the continued development and operation of its business. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors, as the Board of Directors may deem relevant.

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

LISTING  ON  THE  NASDAQ  SMALL  CAP  MARKET

In March 2001, Nasdaq informed the Company that its application for listing on the Nasdaq Small Cap market was disapproved. Subsequently, the Company took all necessary steps to address all issues that were mentioned on the Nasdaq disapproval letter. The Company plans to reapply for the Nasdaq Small Cap listing in the future once its stock bid price is above the Nasdaq's minimum requirement.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto-included elsewhere in this annual report for the fiscal year ended June 30, 2001. This annual report contains certain forward-looking statements, (see Certain Factors That May Affect Future Results) and the Company's future operating results could differ materially from those discussed herein.

INTRODUCTION

The Company was formed in July 1996, to develop, establish, and market Web-based E-commerce solutions for retailers and their supply chains globally. The business strategy of the Company is focused on international E-trade transactions through establishing collaborative relationships with U.S.-based retailers wherein the Company will provide the retailer with Internet Source Network ("ISN") and Global Financial Platform ("GFP").

In January 2001, the Company began focusing on transacting international closeout merchandise for U.S. retailers. This type of transaction became the Company's core revenue business model. Discount and off-price retailers such as Burlington Coat Factory, Factory-2-U stores, Ross Stores, Value City Department Stores, Ames Department Stores and others have historically purchased close-out or off-season merchandise from domestic jobbers, wholesalers and/or manufacturers. These types of retailers do not typically buy from original manufacturing sources located in the Pacific Rim, Middle East and Central and South America. The Company's management believes that the service it offers to acquire goods from the original sources without the need of issuing letters of credit will attract more retailers than through the traditional method.

From its inception to December 2000, the Company successfully developed and implemented all the necessary foundations of an international electronic trading company. The Company believes that it has achieved three fundamental steps to be a successful international electronic trading company. These steps are as follows: 1) established joint ventures in major production countries, currently the Company has joint ventures in China, Taiwan, Hong Kong, Korea, Thailand and the Philippines. In addition to the joint ventures, the Company has sourcing agents in the Middle East, Europe and Indonesia, 2) technology development- the Company has proven its "ISN" and "VTS" software platform are equitable for U.S. retailers to source merchandise globally, and 3) development of the GFP to allow U.S. retailers to purchase international merchandise without the need of issuing a letter of credit. Management anticipates that through its unique facilitation of international electronic trading transaction activities, the Company will be able to breakeven for the fiscal year ending June 30, 2002.

The Company has successfully completed multiple international transaction sales during the fourth quarter of fiscal year 2001, totaling $726,160 in gross transaction sales with a 7% net revenue totaling $52,157. Also, the Company has back-logged orders to be filled before October 2001 of approximately $1,000,000 with an expected net revenue of $200,000 or 20%.

The Company has incurred losses during the first four years of development. As of June 30, 2001, the Company had an accumulated net loss of $8,746,269, which includes $3,493,364 in non-cash compensation related to the recording of the fair value of warrants and stock options issued by the Company to employees, consultants, directors and officers and strategic partners. The Company does not expect that these types of expenses will continue at the previous level.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal year ended June 30, 2001, compared to year ended June 30, 2000

The following discussion sets forth information for the twelve months ended June 30, 2001, compared with the twelve months ended June 30, 2000. This information has been derived from audited financial statements of the Company contained elsewhere in this Form 10-KSB.

REVENUES

Net revenues or transaction sales for the year ended June 30, 2001 were $52,157, an increase of $52,157 from $0 in 2000. During the year ended June 30, 2001 the Company had net revenue of 7% on gross transactions. The Company expects this percentage to grow, as it begins to fully utilize its overseas sourcing network and its external sales force.

Subscriber fees decreased $24,865 or 45% to $30,665 in the year ended June 30, 2001 from $55,530 in the prior year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales.

OPERATING  EXPENSES

General and administrative expenses consist primarily of salaries, marketing program, investor relations, and professional consulting fees. General and administrative expenses increased $967,292 or 78% to $2,205,444 in the year ended June 30, 2001 from $1,238,152 in the prior year. Payroll expenses increased $846,186 or 234% to $1,207,818 in the year ended June 30, 2001 from $361,632 in the prior year. The increase in payroll expenses reflect the increase in hiring of staff for the expansion of the Company's operation and severance payout for two executives totaling $67,500. Professional consulting fees increased $131,332 or 40% to $455,774 in the year ended June 30, 2001 from $324,442 in the prior year, due to professional fees incurred related to the Nasdaq small cap application.

During the fiscal year ended June 30, 2001, the Company granted 353,016 stock options, under its 1999 stock option plan. In accordance with APB No. 25 and SFAS 123, the Company recognized non-cash stock-based compensation expense of $1,370,733 for its 2001 grants and the amortization of unearned non-cash stock compensation from the prior year's grants. For the year ended June 30, 2000, the Company recognized non-cash stock-based compensation expense of $2,122,631. The notes to the financial statements, specifically Notes 9 and 10, describe in detail the accounting required under accounting practices generally accepted in United States of America.

OTHER  INCOME  (EXPENSE)

Net interest income increased by $213,375 or 217% to $311,580 in the year ended June 30, 2001 from $98,205 in the prior year. The increase of net interest income was mainly due to an increase in cash investmented in short term certificates of deposit.

Under the equity method of accounting, the loss in overseas joint ventures increased by $450,985 or 605% to $525,558 in the year ended June 30, 2001 from $74,573 in the prior year. Each joint venture in E-SEA, Taiwan and China has incurred significant development costs and amortization of the software acquired from the Company associated with infrastructure development and market branding. The Company believes each overseas joint venture has begun to capitalize on its expenditures on market branding which will reduce cost and increase revenue for the fiscal year ended June 30, 2002. In addition, the Company's investment in ABNet is accounted for under the cost method and valued at the lower of cost or net realizable value with any impairment being recognized. Based on its analysis, management determined that it has incurred an impairment loss of $148,879 in its investment in ABNet, which was recorded in the accompanying statements of operations for the year ended June 30, 2001.

Amortization of negative goodwill increased by $308,332 or 1233% to $333,332 in the year ended June 30, 2001 from $25,000 in the prior year. The amortization of negative goodwill is resulted from the sales of the Company's ISN (software) to its overseas joint ventures in Taiwan, South East Asia, and China. The software sales to Taiwan, South East Asia, and China were $300,000, $300,000, and $400,000, respectively. The Company amortizes the negative goodwill over three years.

NET  LOSS

The net loss for the fiscal year ended June 30, 2001 increased by $316,526 or 10% to $3,604,185 from $3,287,659 in the prior year. The increase in 2001 is mainly due to higher general and administrative expenses and higher losses in overseas joint ventures and investments, which were partially offset by increases in net revenues and decreases in non-cash stock-based compensation expenses.

Net loss per share decreased by $0.05 or 9% to $0.48 per share in the year ended June 30, 2001 from $0.53 in the prior year.

RECENT  ACCOUNTING  PRONOUNCEMENT

In July 2001, FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 be accounted for under the purchase method. The Company does not expect SFAS No. 141 to have a material impact on its financial statements.

In July 2001, FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets" which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001 provide that the first interim financial statements have not been previously issued. SFAS No. 142 address how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to be provision of SFAS No. 142. The Company does not expect SFAS No. 142 to have a material effect on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

The Company has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's net working capital decreased from $6,024,581 as of June 30, 2000 to $2,617,046 as of June 30, 2001, primarily due to cash used in operations of $2,465,359, the net investment in overseas joint ventures of $900,000, and investment of $600,000 in a convertible note receivable. During the current year, the Company had average monthly general and administrative expenses (excluding non-cash compensation expenses) of approximately $185,000 as compared to $105,000 in 2000. During the later part of fiscal year 2001, the Company implemented a cost reduction plan and focused on a transaction revenue business model. The cost reduction plan includes reduction of its staff, professional consulting fees, investor relations and marketing costs. Management believes the cost reduction plan will reduce the monthly expenses to approximately $100,000 for the fiscal year ending June 30, 2002. The Company also anticipates an average net revenue of 20% on all its international E-trade transactions. With working capital of approximately $2.6 million and average monthly expenses of approximately $100,000, coupled with a growing net revenue, the Company believes its operations can breakeven or become profitable by fiscal year 2002.

The Company believes it has sufficient cash to operate its business over the next 12 months. Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either debt or equity, to augment future growth of the business.

Over the next two to five years, the Company plans to utilize a combination of internally generated funds from operations, potential debt and / or equity financing to fund its longer-term growth. The availability of future financing will depend on market conditions.

On May 21, 2001, the Company entered into a non-revolving line of credit with a commercial bank for up to $900,000. Borrowings under this line of credit bear interest at certain percentage over the CD rate per annum and is secured by two $500,000 time certificate of deposit at the bank. The line of credit expired on June 22, 2001. As of June 30, 2001 the Company has an outstanding loan balance of $400,000, which was paid off in July 2001.

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

Financial  statements  and  supplementary  data  are set forth on pages F-1 thru
F-20.


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

On August 15, 2001, the Company informed BDO Seidman, LLP ("BDO"), its certifying accountants, that the Company dismissed BDO as its certifying accountants and has engaged new certifying accountants. The new certifying accountants are Corbin & Wertz. Pursuant to Item 304(a) Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, the Company reported on a Form 8-K filing on August 17, 2001 as follows:

(a)  (i)    The Company dismissed BDO as its certifying accountant on August 15,
2001.

     (ii) During the past two years, the Company's financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for the restatement of financial statements for 2000 to adjust the Company's accounting for its investment in its joint ventures as discussed in
Note  4  of  the  restated  10K  for  2000  dated  May  17,  2001.

     (iii) The dismissal of BDO and engagement of Corbin & Wertz was approved by the Corporation's Audit Committee of the Board of Directors.

    (iv) The Company and BDO did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

    (v) During the Company's two most recent fiscal years and during the interim period prior to the dismissal of BDO, the Company did not experience any reportable events except for the restatement of the 2000 financial statements to adjust the Company's accounting for its investment in its joint ventures.

    (b) On August 15, 2001, the Company engaged Corbin & Wertz of Irvine, California, to be the Corporation's certifying accountant.

    (i) Corbin & Wertz reviewed the past financial statements for the Company in making its determination to accept the engagement with the Company. Prior to August 15, 2001, when the Company engaged Corbin & Wertz to be the Company's certifying accountants, the Company had never consulted Corvin&Wertz for any services, be they accounting, auditing or otherwise.

    (ii) The Company did not have any disagreements with BDO and therefore did not discuss any past disagreements with Corbin & Wertz.

BDO agreed with the above statements in a letter dated August 15, 2001, filed as an exhibit to the 8K filing filed on August 17, 2001.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The information required by this item is included under the caption entitled "Election of Directors" and "Information Concerning Directors and Executive
Officers" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days from June 30, 2001, and is incorporated herein by reference.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The information required by this item is included under the caption entitled "Executive Compensation" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days from June 30, 2001, and is incorporated herein by reference.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days from June 30, 2001, and is incorporated herein by reference.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days from June 30, 2001, and is incorporated herein by reference.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
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

10.12*****    Software Sales Agreement to C-Me Taiwan

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

10.18*****    Individual Agreement - (IMA) Retex

* Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Amendment No. 5 on May 6, 1999, and incorporated herein by this reference.

** Filed on January 27, 2000 as an Exhibit to a report by the Company on a Form 8-A dated January 27, 2000.

*** Filed on July 18, 2000, as an Exhibit to a report by the Company on a Form 8-K dated June 30, 2000.

*****  Previously  filed  with  the  Commission  on  September  29,  2000.

REPORTS  ON  FORM  8-K

One report on Form 8-K was filed by the Company during the fourth quarter ended June 30, 2001.

On May 21, 2001 Cyber Merchants Exchange, Inc. announced the resignation of two of its directors, Philip M. Hawley and Howard Moore. The Company also announced that John F. Busey resigned as President of the Company effective June 30, 2001, but would continue as a member of the Board of Directors. The Company does not expect to replace the President position in the near future.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           By:  /s/  Frank  S.  Yuan               Date:  October  10,  2001
               --------------------------                 ------------------
               Frank  S.  Yuan
               Chief  Executive  Officer


           By:  /s/  John  F.  Busey               Date:  October  10,  2001
               --------------------------                 ------------------
               John  F.  Busey
               Director


           By:  /s/  Charles  Rice                 Date:  October  10,  2001
               --------------------------                 ------------------
               Charles  Rice
               Director


           By:  /s/  Deborah  Shamaley             Date:  October  10,  2001
               --------------------------                 ------------------
               Deborah  Shamaley
               Director


           By:  /s/  James  Vandeberg              Date:  October  10,  2001
               --------------------------                 ------------------
               James  Vandeberg
               Director

                         CYBER MERCHANTS EXCHANGE, INC.




                             _______________________




                     REPORT ON AUDITED FINANCIAL STATEMENTS


                   FOR THE YEARS ENDED JUNE 30, 2000 AND 2001



                             _______________________


REPORTS  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS                             F-1

REPORTS  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS                             F-2


CONSOLIDATED  FINANCIAL  STATEMENTS

     Balance  Sheets                                                                 F-3

     Statements  of  Operations  for  the  two years ended June 30, 2001             F-4

     Statements  of Shareholders' Equity for the three years ended June 30, 2001     F-5

     Statements  of  Cash  Flows                                                     F-6


   NOTES  TO  FINANCIAL  STATEMENTS                                                  F-7

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The  Board  of  Directors
Cyber  Merchants  Exchange,  Inc.



We have audited the accompanying balance sheet of Cyber Merchants Exchange, Inc. (the Company) as of June 30, 2001 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Merchants Exchange, Inc. as of June 30, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




                                      /S/  Corbin  &  Wertz


Irvine,  California
September  07,  2001

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The  Board  of  Directors
Cyber  Merchants  Exchange,  Inc.
d.b.a.C-ME.com


We have audited the accompanying statements of operations, shareholders' equity and cash flows of Cyber Merchants Exchange, Inc. (the Company), d.b.a. C-ME.com, for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cyber Merchants Exchange, Inc., d.b.a. C-ME.com, for the year ended June 30, 2000 in conformity with generally accepted accounting principles.




                                          BDO  Seidman,  LLP



Los Angeles, California
September 5, 2000, except for Note 5
as to which the date is April 26, 2001

                         CYBER MERCHANTS EXCHANGE, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2001

ASSETS

Current assets:
   Cash and cash equivalents                                       $   205,384
   Certificates of deposit                                           2,800,000
   Accounts receivable, net of allowance for doubtful accounts of
     $4,000                                                            367,400
   Accrued interest receivable                                         37, 043
                                                                   ------------
Total current assets                                                 3,409,827

Property and equipment, net                                             71,247

Investment in ABNet                                                    851,121
Investments in overseas joint ventures                                 658,201
Convertible note receivable                                            600,000
Other assets                                                            11,497
                                                                   ------------
Total assets                                                       $ 5,601,893
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $   279,946
   Accrued expenses                                                    112,835
   Line of credit borrowings                                           400,000
                                                                   ------------
Total current liabilities                                              792,781
                                                                   ------------
Commitments and contingency

Shareholders' equity:
   Common stock, no par value; 40,000,000 shares authorized;
      7,583,673 shares issued and outstanding                       10,032,017
   Additional paid-in capital                                        3,523,364
   Accumulated deficit                                              (8,746,269)
                                                                   ------------
Total shareholders' equity                                           4,809,112
                                                                   ------------
Total liabilities and shareholders' equity                         $ 5,601,893
                                                                   ============

       See independent auditors' reports and accompanying notes to financial statements.

                                 CYBER MERCHANTS EXCHANGE, INC.

                                   STATEMENTS OF OPERATIONS

                                                                          Years Ended June 30,
                                                                       --------------------------
                                                                           2000          2001
                                                                       ------------  ------------
Revenues:
   Transaction sales                                                   $         -   $   726,160
   Cost of goods sold                                                            -       674,003
                                                                       ------------  ------------
   Net revenue from transaction sales                                            -        52,157

   Subscribers' fees                                                        55,530        30,665
                                                                       ------------  ------------
Net revenue                                                                 55,530        82,822
                                                                       ------------  ------------
Operating expenses:
   General and administrative expenses                                   1,238,152     2,205,444
   Stock-based compensation                                              2,122,631     1,370,733
   Depreciation and amortization                                            36,545        77,582
                                                                       ------------  ------------
Total operating expenses                                                 3,397,328     3,653,759
                                                                       ------------  ------------
Loss from operations                                                    (3,341,798)   (3,570,937)

Other income (expenses):
   Interest income, net of interest expense of
    approximately $7,000 and $4,000 respectively                            98,205       311,580
   Equity in losses on investments in overseas joint ventures              (74,573)     (525,558)
   Amortization of negative goodwill                                        25,000       333,332
   Impairment write-down on investment in ABNet                                  -      (148,879)
   Other                                                                     7,222        (2,923)
                                                                       ------------  ------------
Loss before income taxes                                                (3,285,944)   (3,603,385)

Income taxes                                                                 1,715           800
                                                                       ------------  ------------
Net loss                                                               $(3,287,659)  $(3,604,185)
                                                                       ============  ============
Basic and diluted net loss available to common
  stockholders per share                                               $     (0.53)  $     (0.48)
                                                                       ============  ============
Weighted-average number of common shares outstanding                     6,228,249     7,583,673
                                                                       ============  ============

       See independent auditors' reports and accompanying notes to financial statements.

                                         CYBER MERCHANTS EXCHANGE, INC.

                                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                        YEAR ENDED JUNE 30, 2000 AND 2001

                                      Common Stock        Additional     Common                       Total
                                -----------------------    Paid-In        Stock      Accumulated   Stockholders'
                                  Shares      Amount       Capital      Subscribed     Deficit        Equity
                                ----------  -----------  ------------  ------------  ------------  ------------
BALANCE, July 1, 1999           6,003,170   $ 3,169,034  $    30,000   $   664,024   $(1,854,425)  $ 2,008,633

Proceeds from stock                83,003       664,024            -      (664,024)            -             -
    subscribed
Issuance of common stock          111,000       999,980            -             -             -       999,980
Private placement               1,255,900     3,711,719            -     1,475,240             -     5,186,959
Options exercised with cash       105,000         6,020            -         6,000             -        12,020
    proceeds
Options exercised without cash     31,596             -      265,102             -             -       265,102
    proceeds
Compensation cost for options           -             -    2,352,987             -             -     2,352,987
    granted
Compensation for warrants               -             -      684,738             -             -       684,738
    granted
Unearned stock-based                    -             -   (1,180,196)                          -    (1,180,196)
    compensation
Net loss                                              -            -             -    (3,287,659)   (3,287,659)
                                ----------  -----------  ------------  ------------  ------------  ------------

BALANCE, June 30, 2000          7,589,669     8,550,777    2,152,631     1,481,240    (5,142,084)    7,042,564

Proceeds from stock                     -     1,481,240            -    (1,481,240)            -             -
    subscribed and options
    exercised with cash
    proceeds
Adjust options exercised in        (5,996)            -      (43,852)            -             -       (43,852)
    2000 without cash proceeds
Amortization of unearned                -             -      795,348                           -       795,348
    stock-based compensation
Compensation cost for options           -             -      619,237             -             -       619,237
    granted in 2001
Net loss                                -             -            -             -    (3,604,185)   (3,604,185)
                                ----------  -----------  ------------  ------------  ------------  ------------

BALANCE, June 30, 2001          7,583,673   $10,032,017  $ 3,523,364   $         -   $(8,746,269)  $ 4,809,112
                                ==========  ===========  ============  ============  ============  ============

       See independent auditors' reports and accompanying notes to financial statements.

                                      CYBER MERCHANTS EXCHANGE, INC.

                                         STATEMENTS OF CASH FLOWS

                                                                                    Year Ended June 30,
                                                                                --------------------------
                                                                                    2000          2001
                                                                                ------------  ------------
Cash flows from operating activities:
 Net loss                                                                       $(3,287,659)  $(3,604,185)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                                    36,545        77,582
    Amortization of negative goodwill                                               (25,000)     (333,332)
    Equity in losses on investments in overseas joint ventures                       74,573       525,558
    Impairment write-down on investment in ABNet                                          -       148,879
    Provision for doubtful accounts                                                   7,803             -
    Compensation expense for options and warrants granted                         2,122,631     1,370,733
 Changes in operating assets and liabilities:
   Accounts receivable                                                              (54,346)     (312,707)
   Interest receivable                                                                    -       (37,043)
   Deposits and other                                                                (5,843)       (2,511)
   Accounts payable and accrued expenses                                            460,975      (298,333)
   Deferred revenue                                                                  (3,510)            -
                                                                                ------------  ------------
Net cash used in operating activities                                              (673,831)   (2,465,359)
                                                                                ------------  ------------

Cash flows from investing activities:
  Gross investment in certificates of deposit                                    (2,399,800)            -
  Sales of certificates of deposit                                                        -     1,100,000
  Investment in ABNet                                                            (1,000,000)            -
  Investment in overseas joint ventures, net of software sales                            -      (900,000)
  revenue received
  Investment in convertible note receivable                                               -      (600,000)
  Purchases of property and equipment                                               (61,942)      (84,892)
                                                                                ------------  ------------
Net cash used in investing activities                                            (3,461,742)     (484,892)
                                                                                ------------  ------------
Cash flows from financing activities:
  Proceeds from borrowings under line of credit                                     299,834       900,000
  Repayments of borrowings under line of credit                                    (299,834)     (500,000)
  Proceeds received from stock sales and collection of
  subscriptions receivable                                                        4,814,703     1,481,240
                                                                                ------------  ------------
Net cash provided by financing activities                                         4,814,703     1,881,240
                                                                                ------------  ------------
Net increase (decrease) in cash and cash equivalents                                679,130    (1,069,011)

Cash and cash equivalents, beginning of year                                        595,265     1,274,395
                                                                                ------------  ------------
Cash and cash equivalents, end of year                                          $ 1,274,395   $   205,384
                                                                                ============  ============
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                                                     $     4,187   $     4,478
                                                                                ============  ============

   Income taxes                                                                 $       800   $       800
                                                                                ============  ============

See accompanying notes to financial statements for additional information on non-cash investing and financing activities.

       See independent auditors' reports and accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Cyber Merchants Exchange, Inc. (the "Company" or "C-Me"), was established under the laws of the State of California in July 1996 and was formerly known as World Wide Magic Net, Inc.

C-Me is a business-to-business electronic international trading company that creates efficiencies for retailers to source and finance international purchases. C-Me builds private extranets, Internet Sourcing Networks, for its retail partners. Vendors may subscribe to a retailer's ISN, by paying the Company a subscription fee and/or transaction fee. The Company also provides vendors with a Virtual Trade Show, a vertical marketplace for vendors to display their product in an open environment accessible to any buyer around the world. In addition, C-Me's Global Financial Platform (patent pending) allows U.S. retailers to purchase overseas merchandise without the need of issuing a Letter of Credit. Under this platform, a retailer's credit is pre-approved by CIT under standard net 30-day terms on international purchases and the overseas manufacturer can get an advance of up to 80% of the cost of the merchandise from Bank SinoPac.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts, the realizability of the Company's investments in affiliated companies and convertible note receivable and the valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

RISKS  AND  UNCERTAINTIES

The Company operates in a highly competitive consumer product and high-technology environment that is subject to intense competition, government regulation and rapid change. The Company's operations are subject to significant risk and uncertainties including financial, operational and other risks associated with the business, including the potential risk of business failure.

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

The Company has invested $2,800,000 in certificates of deposit at five different banks as of June 30, 2001. These certificates mature within the next six months. The amount invested at each bank exceeds the FDIC insurance coverage limit of $100,000, resulting in approximately $2,300,000 being uninsured at June 30, 2001. At June 30, 2001, the Company has accrued interest income of $35,243 related to these certificates of deposit.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


Two customers account for approximately 83% of sales for fiscal 2001. There were no such concentrations for fiscal 2000. Two customers account for 86% of accounts receivable at June 30, 2001. The loss of either of these customers may have a material impact on the Company's financial statements.

CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash and cash equivalents.

INVESTMENTS  IN  OVERSEAS  JOINT  VENTURES  AND  ABNET

Investments in overseas joint ventures are accounted for under the equity method. Investment in ABNet is accounted for under the cost method and valued at the lower of cost or net realizable value with any impairment being recognized in the statements of operations at the time the impairment exists (see below).

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

IMPAIRMENT  OF  LONG-LIVED  ASSETS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, investments in overseas joint ventures, convertible note receivable, and investment in ABNet, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently. Based on its analysis, management determined that it has incurred an impairment loss of $148,879 in its investment in ABNet, which was recorded in the accompanying statement of operations for the year ended June 30, 2001.

REVENUE  RECOGNITION

Net revenues include amounts earned under product transaction sales and subscriptions. Product transaction revenues are recorded in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent". The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factorers, shippers and suppliers. Due to the Company not bearing credit risk, the Company records the respected revenue on a net basis. However, for financial reporting purposes the Company presents the details of gross transaction sales and related costs of sales in the accompanying statements of operations. The Company also recognizes revenue from monthly subscription fees. Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees. Subscription and subscriber fees are recognized as revenue after the services have been provided.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

In December 1999, the Security and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Security and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB101 in fiscal 2001 did not have a material impact on the Company's financial position or results of operations.

INCOME  TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

STOCK-BASED  COMPENSATION

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123), "Accounting for Stock-Based Compensation." This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirement under SFAS 123, are required to be presented (see Note 10).

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purpose of applying APB 25, (b) the criteria for determining whether a plan qualifies as a no compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the Company's financial statements.

LOSS  PER  SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (totaling zero shares in 2001 and 2000). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The FASB issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash, accounts receivable, accounts payable, accrued expenses and line of credit borrowings approximate their fair values due to the short-term maturities of those financial statements. The fair value of the convertible note receivable is not determinable as the transaction was with a non-public company and comparable instruments were not available to analyze.

ADVERTISING

The Company expenses the cost of advertising when incurred as selling expenses. Advertising expenses were $35,445 and $63,650 for the years ended June 30, 2001 and June 30, 2000, respectively.

COMPREHENSIVE  INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations, as the Company has no items of comprehensive income.

SEGMENTS  OF  AN  ENTERPRISE  AND  RELATED  INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services and entity provides, the material countries in which it holds assets and reports revenues and its major customers. As substantially all of the Company's operating expenses, loss from operations and identifiable assets are from the transaction sales segment, the Company has not made segment disclosures in the accompanying financial statements.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting For Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137 and 138, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows, as it currently does not engage in any derivative or hedging activities.

ACCOUNTING  FOR  WEB  SITE  DEVELOPMENT  COSTS

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"). "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of EITF 00-2 did not have a material effect on the Company's financial statements as most of the capitalization was incurred in fiscal year ended June 30, 2000 or prior. Web site maintenance costs incurred and expensed under general and administrative expenses in the accompanying statements of operations were $232,491 and $345,685 for the years ended June 30, 2000 and 2001, respectively.

RECENT  ACCOUNTING  PRONOUNCEMENT

In July 2001, FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 be accounted for under the purchase method. The Company does not expect SFAS No. 141 to have a material impact on its financial statements.

In July 2001, FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001 provide that the first interim financial statements have not been previously issued. SFAS 142 address how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


subject immediately to be provision of SFAS 142. The Company does not expect SFAS 142 to have a material effect on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The
Company has not yet assessed the impact of this standard on its financial statements, but does not expect the impact to be material.

RECLASSIFICATION

Certain reclassifications have been made to conform the fiscal 2000 presentation with the current year's presentation.

NOTE  2  -  AGREEMENT  WITH  CIT  AND  BANK  SINOPAC

On October 19, 2000, the Company and CIT Commercial Services entered into a Factoring Agreement. Under the agreement, the Company sells and assigns to CIT all accounts receivable arising from transaction sales. CIT assumes the credit risk on a non-recourse basis on each account approved. For each sales transaction processed to CIT for collection, CIT will charge 1.5% of the assigned invoice value as their factoring fee. As of June 30, 2001 and for the year then ended, the amount of factoring has not been significant to the Company.

NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property and equipment consist of the following at June 30, 2001:


Software                                                              $ 126,028
Computer equipment                                                      100,389
Furniture and fixtures                                                   29,783
Office equipment                                                         23,420
Leasehold improvements                                                    7,261
                                                                      ----------
                                                                        286,881
Accumulated depreciation and amortization                              (215,634)
                                                                      ----------
                                                                      $  71,247
                                                                      ==========


NOTE  4  -  INVESTMENT  IN  ABNET  (A  RELATED  PARTY)

As disclosed in Note 9, the Company received proceeds of approximately $1,000,000 in 2000 through the issuance of 111,000 shares of its common stock. The shares were purchased by Abest Tech. Company, Ltd. d.b.a. ABNet.tw ("ABNet"). The Company, in turn, acquired 1,500,000 shares of ABNet, representing 15% of the outstanding common stock of ABNet, for $1,000,000. The net result of the transactions is an investment in ABNet of $1,000,000, which represents the then fair value of the ABNet's common stock issued. The Company accounts for its investment in ABNet under the cost method as it has only a 15% interest and has no ability to influence the decisions of management. For

NOTE  4  -  INVESTMENT  IN  ABNET  (A  RELATED  PARTY)  (CONTINUED)


the year ended June 30, 2001, the Company recognized an impairment loss of $148,879 based on management's assessment of the operations and future revenue of ABNet (see Note 1).

NOTE  5  -  INVESTMENTS  IN  OVERSEAS  JOINT  VENTURES


On December 22, 1999, the Company entered into an agreement with ABNet to form a joint venture in Taiwan named C-Me Technology Co., Ltd. ("C-Me Taiwan") to facilitate the buying and selling activities between U.S.-based retailers and Taiwan-based exporters through the Company's web-based communication system. The Company invested $300,000 (which was used to purchase software back from the Company) for a 30% interest in February 2000 and accounts for this investment under the equity method. The Company invested an additional $200,000 for an additional 10% interest in May 2001. For the years ended June 30, 2001 and 2000, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $168,768 and $74,573, respectively, based on the Company's equity ownership percentage.

On March 11, 2000, the Company entered into an agreement with Vickem Patana Co., Ltd., a Thailand Corporation, to form a joint venture named E-SouthEast Asia, Inc. ("E-SEA"), a Delaware corporation, which will use the Company's proprietary web-based communication system to facilitate the front-end merchandise sourcing. The Company invested $300,000 during fiscal year ended June 30, 2000 (which was used to purchase software back from the Company). During fiscal year ended June 30, 2001, the Company invested an additional $100,000 for a total equity interest of 40% and accounts for this investment under the equity method. For the years ended June 30, 2001 and 2000, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $172,221 and $0, respectively, based on the Company's equity ownership percentage.

On March 25, 2000, the Company entered into an agreement with Good Support International Limited, a British Virgin Islands Company, to form a joint venture named Global Purchasing Dotcom, Inc. ("GP.com"), a Washington corporation, which will focus on implementing several targeted businesses in China's e-commerce market. The Company invested $400,000 during fiscal year ended June 30, 2000 (which was used to purchase software back from the Company). During fiscal year ended June 30, 2001, the Company invested an additional $600,000 for a total interest of 50% and accounts for this investment under the equity method. As of June 30, 2001 and 2000, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $184,569 and $0, respectively, based on the Company's equity ownership percentage.

During fiscal year 2000, each of C-Me Taiwan, E-SEA, and GP.com entered into an agreement to purchase the Company's software for $300,000, $300,000 and $400,000, respectively. The Company has reduced the carrying amount of its investment in each of the joint ventures by the amount of the software sale.
These amounts will be recognized in income as an adjustment to the Company's investments in the overseas joint ventures on a straight-line basis over a three-year period, the estimated life of the software sold. As of June 30, 2001 and 2000, the Company recognized income in the statements of operations from the amortization of these software sales in the amount of $333,332 and $25,000, respectively. The respective joint ventures are amortizing the cost of software over the same three-year period; As a result, the total amortization expense recognized was $333,332, which is a portion of the total losses on joint ventures of $1,227,496 (see below).

NOTE  5  -  INVESTMENTS  IN  OVERSEAS  JOINT  VENTURES  (CONTINUED)

As of June 30, 2001, and for the years ended June 30, 2001 and 2000, the investment in respective joint ventures are summarized as follows:

                                   C-Me Taiwan     E-SEA        GP.com        Total
---------------------------------------------------------------------------------------
                                    (Audited)    (Audited)   (Unaudited)
Net investment at July 1, 1999    $          -   $       -   $         -   $         -

Investment                             300,000     300,000       400,000     1,000,000
Negative goodwill                     (300,000)   (300,000)     (400,000)   (1,000,000)
Amortization of negative
  goodwill                              25,000           -             -        25,000
Equity in loss of joint ventures       (74,573)          -             -       (74,573)
                                  -------------  ----------  ------------  ------------
Net investment at June 30, 2000        (49,573)          -             -       (49,573)


Investment                             200,000     100,000       600,000       900,000
Amortization of negative
  goodwill                             100,000     100,000       133,332       333,332
Equity in loss of joint ventures      (168,768)   (172,221)     (184,569)     (525,558)
                                  -------------  ----------  ------------  ------------
Net investment at June 30, 2001   $     81,659   $  27,779   $   548,763   $   658,201
                                  =============  ==========  ============  ============

The following is the condensed financial information of each of the Company's overseas joint ventures as of and for the year-ended June 30, 2001:

                                   C-Me Taiwan     E-SEA        GP.com        Total
---------------------------------------------------------------------------------------
                                    (Audited)    (Audited)   (Unaudited)
Current assets                    $    104,632   $ 310,723   $ 1,243,825   $ 1,659,180
                                  -------------  ----------  ------------  ------------
Total assets                      $    370,947   $ 619,939   $ 1,630,862   $ 2,621,748
                                  =============  ==========  ============  ============

Current liabilities               $    134,947   $     492   $         -   $   135,439
                                  -------------  ----------  ------------  ------------
Total liabilities                 $    134,947   $     492             -   $   135,439
                                  =============  ==========  ============  ============

Total stockholders' equity        $    236,000   $ 619,447   $ 1,630,862   $ 2,486,309


Sales                             $     13,940   $  10,766   $     6,075   $    30,781
                                  -------------  ----------  ------------  ------------
Cost of sales                           65,953         370             -   $    66,323
                                  =============  ==========  ============  ============

Net loss                          $   (478,497)  $(379,861)  $  (369,138)  $(1,227,496)
                                  =============  ==========  ============  ============

NOTE  6  -  CONVERTIBLE  NOTE  RECEIVABLE


In June 2001, the Company advanced $600,000 to an unrelated non-public company for a convertible note receivable ("Note"). The Note, which accrues interest at 6%, is payable in monthly interest installments, with the entire principal balance plus any unpaid and accrued interest due June 12, 2003. The Note is convertible into common stock at the discretion of the Company at $3 per share, which is estimated by both the Company and the note maker to be the fair market value of the common stock. Total interest accrued related to this note was $1,800 and is recorded under accrued interest receivable in the accompanying balance sheet at June 30, 2001.

NOTE  7  -  LINE  OF  CREDIT

The Company has a non-revolving line-of-credit (the "Line") with a financial institution, which expired on June 22, 2001 and provided for borrowings up to maximum of $900,000. The Line, which accrued interest at the prime rate (7.5% at June 30, 2001), was collaterized by certain certificates of deposits totaling approximately $1,000,000 and was guaranteed by an officer of the Company. The Line contained financial and non-financial covenants, which the Company was in compliance with at June 30, 2001. The Company paid the line in full in July 2001.

NOTE  8  -  INCOME  TAXES

Income tax expense for the years ended June 30, 2001 and 2000 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:

                                                               2001         2000
                                                          ------------  ------------
Computed "expected" tax (benefit) expense                 $(1,225,000)  $(1,117,000)

Reduction in income taxes resulting from:
    Change in valuation allowance                           1,329,000     1,214,000
    State and local income taxes, net of federal benefit     (103,200)      (95,285)
                                                          ------------  ------------

                                                                 $800        $1,715
                                                          ============  ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2001 are presented below:

Deferred tax assets:
    Stock option expense and other                                  $1,200,000
    Net operating loss carryforwards                                 2,200,000
                                                                    -----------

       Total gross deferred tax assets                               3,400,000

       Less valuation allowance                                     (3,400,000)
                                                                    -----------

       Net deferred tax assets                                      $        -
                                                                    ===========


The net change in the total valuation allowance for the years ended June 30, 2001 and 2000 was an increase of $1,329,000 and 1,214,000, respectively.

As of June 30, 2001, the Company had net operating loss carryforwards of approximately $5,700,000 and $2,850,000 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in varying amounts between 2011 and 2021.

Due to the change in ownership provisions of the Internal Revenue Code Section 382, net operating loss carryforwards for Federal and State income tax reporting purposes are subject to annual limitations. Should an additional change in ownership occur, net operating loss carryforwards may be limited as to their use in future years.

NOTE  9  -  STOCKHOLDERS'  EQUITY

During fiscal 2000, the Company received $664,024 in cash for 83,003 shares of common stock subscribed at June 30, 1999.

On February 9, 2000, the Board of Directors of the Company authorized the issuance of 111,000 shares of its restricted common stock at $9.01 per share to raise $1,000,000 for the purpose of its investment in ABNet. The cash proceeds of this issuance were $999,980, net of wire expenses of $20.

In May 2000, the Company conducted a private placement to issue 1,255,900 shares of its common stock at $4.878 per share. The private placement was closed on June 30, 2000 with net proceeds of $5,186,959, net of issuing expenses of $939,377. Among the net proceeds, $1,475,240 was received during fiscal 2001.

During the fiscal year ended June 30, 2000, a total of 105,000 options under the Company's 1996 Stock Option Plan had been exercised. The Company received proceeds of $12,020, of which $6,000 was received during fiscal 2001, and issued 105,000 shares of its common stock accordingly.

The Company adopted a cashless policy that allows the stock option holders to exercise their options without paying any cash. During the year ended June 30, 2000, the Company issued a total of 31,596 shares of its common stock, and recognized an additional stock compensation expense of $265,102. During the year ended June 30, 2001, the Company determined that 5,996 shares were incorrectly issued and that these shares were cancelled, accordingly resulting in a $43,852 reduction in stock compensation expense.

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS

OPTIONS

The Company's 1996 Stock Option Plan (the "1996 Plan") provides for granting of stock options to employees and non-employee directors. The Company has reserved 250,000 shares of common stock for issuance under the 1996 Plan. The terms and conditions of grants of stock options are determined by the Board of Directors. Generally, one-half of the granted options are exercisable after the employee's first year of employment. The remaining options are exercisable after the end of the employee's third year of employment. The options granted will expire within three months after termination of employment.

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)


During the year ended June 30, 2000, the Company granted 70,000 options under the 1996 Plan to all directors for their service during the year ended June 30, 1999 and 35,000 options to four employees as an incentive at an exercise price of $0.40 per share. The Company recognized total stock compensation expense of $275,800 in the statement of operations for the year ended June 30, 2000. During the year ended June 30, 2001, 2,500 of these options were cancelled.

The Company's 1999 stock option plan (the "1999 Plan") provides for granting of stock options to employees, officers, directors, and other entities who have made contributions to the Company. The Company has reserved 2,000,000 shares of common stock for issuance under the 1999 Plan. The Board of Directors determines the terms and conditions of granting stock options. Generally, the vesting period is two years, allocated as follows: the first 25% of options granted are exercisable after the first six months of employment, then 4.16% are vested each month thereafter. The 1999 Plan provides for the useful life of the options granted to be 10 years starting from the date of grant. The options granted expire within three months after the termination of employment. During the year ended June 30, 2000, the Company granted a total of 1,655,315 options to employees, directors, officers, consultants, attorneys, finders, and outside sales representatives. The exercise prices of options granted vary and range from $3.25 to $13.12. The Company applied APB Opinion No. 25: "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option granted to employees. The Company applies SFAS 123: "Accounting for Stock-Based Compensation" to stock options granted to non-employees. As a result, the Company will recognize a total non-cash stock compensation expense of $2,077,187 over the vesting period of two years of which $896,991 and $795,348 was recognized in the statements of operations for the years ended June 30, 2000 and 2001, respectively.

During the year ended June 30, 2001 the Company granted a total of 353,016 options to employees, directors, officers, consultants, and outside sales representatives. The exercise prices of options granted vary and range from $4.878 to $6.08. The Company applies APB Opinion No. 25 "Accounting for Stock
Issued to Employees" and related interpretations in accounting for its stock option plans. As a result, the Company recognized total non-cash stock compensation expense of $619,237 in the statement of operations for the year ended June 30, 2001.

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)


A summary of changes in stock options during each year is presented below:

                                                      Weighted Average
                                      Stock Options    Exercise Price
                                      --------------  -----------------

Balance, July 1, 1999                       120,000   $            0.15

Options granted                           1,760,315                4.10
Options cancelled                           (50,912)               2.63
Options exercised                          (136,596)               0.60
                                      --------------  -----------------
Balance, June 30, 2000                    1,692,807                4.33

Options granted                             353,016                5.06
Options adjustment                            5,996                0.40
Options cancelled                          (314,280)               6.96
                                      --------------  -----------------

Balance, June 30, 2001                    1,737,539   $            4.02
                                      ==============  =================

Options exercisable at June 30, 2001      1,525,466   $            4.00
                                      ==============  =================

The following table summarizes information about the stock options outstanding at June 30, 2001:


                        Options Outstanding          Options Exercisable
                  --------------------------------  ---------------------
                             Weighted
                              Average    Weighted              Weighted
                             Remaining    Average               Average
                            Contractual  Exercise              Exercise
Exercise Price    Number       Life        Price     Number      Price
---------------  ---------  ----------  ----------  ---------  ---------

0.40               92,500   7.35 years  $    0.40      92,500  $    0.40
3.00 to $3.50   1,061,500   8.30 years  $    3.25     923,020  $    3.26
4.00 to $13.12    583,539   8.91 years  $    5.98     509,946  $    5.99
                ----------  ----------  ----------  ---------  ---------
Total           1,737,539   8.19 years  $    4.02   1,525,466  $    4.00
==============  ==========  ==========  ==========  =========  =========

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)


The fair value of the stock options granted during the years ended June 30, 2000 and 2001 was $3,426,343 and $902,088, respectively, on the date of grant using the Black Scholes option-pricing model. The pricing assumptions used were as follows:

                                   Year Ended      Year Ended
                                 June 30, 2000   June 30, 2001
                                 --------------  --------------
Discount rate - bond yield rate    5.66 to 6.89           4.75%

Volatility                       16.94 to 17.29         107.36%

Expected life                               2-5             10

Expected dividend yield                       -              -
                                 ==============  ==============


The Company applies APB Opinion No. 25 in accounting for its options granted to employees. Had the Company determined the compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                        June 30,           June 30,
                                                          2000              2001
                                                       ------------    --------------
 Net loss attributable to Common Stock - as reported   $(3,287,659)    $  (3,604,185)
                                                       ============    ==============

 Net loss attributable to Common Stock - pro forma     $(3,822,648)    $  (5,088,599)
                                                       ============    ==============

 Net loss per share - as reported                      $     (0.53)    $       (0.48)
                                                       ============    ==============
 Net loss per share as pro forma                       $     (0.61)    $       (0.67)
                                                       ============    ==============

WARRANTS

On October 15, 1997, the Company entered into an agreement with Burlington Coat Factory Warehouse Corporation ("BCF"). Under the agreement, the Company and BCF plan to jointly develop a network whereby participants of the network can do business through the Internet. BCF agrees to use this proprietary network as its main Internet sourcing method. BCF agrees to assist in marketing and promoting this network service to its vendors. In return, BCF is free to use the network designed and maintained by the Company and will share a certain portion of the fee revenue generated by this network with the Company. In addition, the Company granted a warrant to BCF to allow BCF to purchase up to 10% of the outstanding shares (maximum of 828,118 shares as of June 30, 2001) of common stock of the Company on a fully diluted basis, subject to certain conditions and restrictions as defined in the warrant agreement. The common stock, if issued to BCF, will have certain registration rights. As of June 30, 2001, the exercise price ranged from $4.00 to $9.00 per share. The warrants agreement will expire on October 15, 2002.

On February 10, 1999, the Company issued 20,000 common stock warrants, subject to certain conditions and restrictions as defined in the warrant agreement, at $8.00 per share to an unrelated bank

NOTE  10  -  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)


in addition to the personal guarantee from the Chairman and President of the Company in exchange for the extension of a line of credit with the Bank. The warrant will expire on February 10, 2004.

The Company issued common stock warrants, subject to certain conditions and restrictions as defined in the warrant agreement, to each of the participating broker-dealers for securities they sold during the initial public offering period. The exercise price is $13.20 per share, which is 165% of the Company's IPO price. As of June 30, 1999, there were 10,815 warrants outstanding under these agreements. The warrants will expire on May 13, 2004.

On May 25, 2000, the Company entered into a joint marketing and cooperation agreement with Factory 2-U. As a part of the agreement, the Company granted
Factory 2-U a warrant that allows Factory 2-U to purchase up to 10% of the issued and outstanding shares of the Company's common stock immediately after its June 2000 private placement at the same price at which the shares were sold in the private placement. As of June 30, 2000, the maximum shares Factory 2-U could purchase were 838,119 shares at $4.878 per share. In accordance with SFAS No. 123, the Company recognized an expense of $684,738 in the fiscal 2000 for the granting of this warrants. The warrant will expire on May 25, 2005.

Information with respect to common stock purchase warrants issued is summarized as follows:

                                                  Weighted Average
                                       Warrants    Exercise Price
                                       ---------  -----------------
Balance, June 30, 1999                   707,056  $            4.11
Warrants issued                          989,996  $            4.98
                                       ---------  -----------------
Balance, June 30, 2000 and 2001        1,697,052  $            4.59
                                       =========  =================

Warrants exercisable at June 30, 2001  1,697,052  $            4.59
                                       =========  =================

Additional information about outstanding warrants to purchase the Company's common stock at June 30, 2001 is as follows:


                Warrants Outstanding and Exercisable
                ------------------------------------
                             Weighted
                              Average    Weighted
                             Remaining    Average
                            Contractual  Exercise
Exercise Price    Number       Life        Price
---------------  ---------  -----------  ---------
4.00              676,241   1.29 years   $    4.00
4.01 to $4.878    977,663   3.90 years   $    4.74
4.879 and over     43,148   1.63 years   $    9.83
                 ---------  -----------  ---------
Total           1,697,052   2.27 years   $    4.54
==============  ==========  ===========  =========

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES


OPERATING  LEASE

The Company leases office space under a non-cancelable operating lease agreement that will expire on October 31, 2002. Future minimum lease payments under non-cancelable operating leases as of June 30, 2000 are as follows:


YEARS ENDING JUNE 30,         AMOUNT
----------------------------  -------
   2002                       $43,000
                              -------
   2003                        15,000

Total minimum lease payments  $58,000
                              =======


Rent expense for the years ended June 30, 2000 and 2001 was approximately $28,000 and $74,000, respectively.

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

NOTE  13  -  SUBSEQUENT  EVENT

On July 11, 2001, the Company announced the establishment of C-Me Hong Kong. The joint venture corporation was formed to further expand the Company's global merchandise sourcing and retail sales network.

On August 7, 2001, the Company announced the establishment of C-ME Korea. The joint venture corporation was formed to further expand the Company's global merchandise sourcing and retail sales network.