Form 10QSB
period 2001-11-16
CYBER MERCHANTS EXCHANGE INC
filed 2001-11-19
CIK 1066961

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark one)
[X]    Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2001

[ ]    Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition Period from _______ to _______

 Commission file number 001-15643

Cyber Merchants Exchange, Inc.
(Exact name of small business issuer in its charter)

California		95-4597370
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
600 S. Lake Avenue, Suite 208 Pasadena, California	Issuer's telephone number: (626) 793-5000	91106 (Zip Code)
(Address of principal executive offices)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes X   No __

Number of shares outstanding of the issuer's classes of common equity, as of November 13, 2001
7,583,673 shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes __   No X

CYBER MERCHANTS EXCHANGE, INC.

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
           Balance Sheets as of June 30, 2001 and September 30, 2001 (unaudited)
           Statements of Operations for the Three Months Ended September 30, 2001 and 2000 (unaudited)
           Statements of Cash Flows for the Three Months Ended September 30, 2001 and 2000 (unaudited)
           Notes to Financial Statements (unaudited)
Item 2: Management's Discussion and Analysis or Plan of Operation

PART II
Item 1: Legal Proceedings
Item 2: Changes in Securities and use of Proceeds
Item 3: Defaults upon Senior Securities
Item 4: Submission of Matters to a Vote of Securities Holders
Item 5: Other Information
Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I

ITEM1. FINANCIAL STATEMENTS

CYBER MERCHANTS EXCHANGE, INC.

BALANCE SHEETS

	June 30 2001	Sept. 30 2001
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 205,384	$ 61,802
Certificates of deposit	2,800,000	2,150,091
Accounts receivable, net of allowance for doubtful account of $4,000	367,400	585,333
Accrued interest receivable	37,043	14,777

Total current assets	3,409,827	2,812,003

Property and equipment, net	71,247	56,056
Investment in ABNet	851,121	829,359
Investment in overseas joint ventures	658,201	589,715
Convertible note receivable	600,000	600,000
Other assets	11,497	53,032

Total assets	$5,601,893	$4,940,165

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 279,946	$ 463,407
Accrued expenses	112,835	46,316
Line of credit borrowings	400,000	-

Total current liabilities	792,781	509,723

Commitments and contingency
Shareholders' equity
Common stock, no par value; 40,000,000 shares authorized; 7,583,673 shares issued and outstanding	10,032,017	10,032,017
Additional paid-in capital	3,523,364	3,525,364
Accumulated deficit	(8,746,269)	(9,124,939)
Total stockholders' equity	4,809,112	4,430,442
Total liabilities and stockholders' equity	$5,601,893	$ 4,940,165
See accompanying notes to financial statements

CYBER MERCHANTS EXCHANGE, INC.

STATEMENT OF OPERATIONS

	Three Months Ended Sept. 30 2001
	2000	2001
	(Unaudited)	(Unaudited)
REVENUES:
Transaction sales	$ -	$ 500,273
Cost of goods sold	69,532	447,205
Net revenues from transaction sales	(69,532)	53,068
Subscribers' fees	12,900	4,010
Net revenue	(56,632)	(57,078)

Operating expenses:
General and administrative expenses	421,619	372,564
Stock-based compensation	259,024	-
Depreciation and amortization	-	17,588

Total operating expenses	680,643	390,152

Loss from operations	(737,275)	(333,074)

Other income (expenses)
Interest income, net of interest expense	76,382	45,452
Equity in losses on investments in overseas joint ventures	(60,679)	(151,819)
Amortization of software sales	83,333	83,333
Impairment write-down on investments in ABNet	-	(21,762)
Other	(1,454)	-

Loss before income taxes	(639,693)	(377,870)

Income taxes	414	800

Net loss	$ (640,107)	$ (378,670)

Basic and diluted net loss available to common
Stockholders per share	$ (0.08)	$ (0.05)

Weighted-average number of common shares outstanding	7,589,669	7,583,623

See accompanying notes to financial statements

CYBER MERCHANTS EXCHANGE, INC.

STATEMENT OF CASH FLOWS

	Three Months Ended Sept. 30 2001
	2000	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$ (640,107)	$ (378,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,861	17,588
Amortization of negative goodwill	(83,333)	(83,333)
Equity in losses on investments in overseas joint ventures	60,679	151,819
Impairment write-down on investments in ABNet	-	21,762
Compensation expense for options and warrants granted	259,024	-
Changes in assets and liabilities:
Accounts receivable	(19,583)	(217,933)
Interest receivable	-	22,266
Inventory		(311,976)
Other assets	(3,131)	(41,535)
Accounts payable and accrued expenses	(594,685)	428,918

Net Cash used in operating activities	(1,010,275)	(391,094)

Cash flows from investing activities:
Gross investment in certificates of deposit	(932,284)	-
Sales of certificated of deposit	-	649,909
Investment in overseas joint ventures, net of software sales	(734,237)	-
Purchases of property and equipment	(10,844)	(2,397)

Net cash (used in) provided by investing activities	(1,677,365)	647,512

Cash flows from financing activities:
Repayments of borrowings under line of credit	-	(400,000)
subscriptions receivable	1,481,240	-

Net cash provided by (used in) financing activities	1,481,240	(400,000)

Net decrease in cash and cash equivalents	(1,206,400)	(143,582)

Cash and cash equivalents, beginning of period	1,274,395	205,384

Cash and cash equivalents, end of period	$ 67,995	$ 61,802

Supplemental disclosure of cash flow information
Cash paid during the period:
Income Taxes	$ -	$ 800
Interest	$ -	$ 547
See accompanying notes to financial statements

NOTES TO THE FINANCIAL STATEMENTS

Certain statements contained in this Report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Cyber Merchants Exchange, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  These factors include, but are not limited to, the factors discussed under the caption "Company Risks" elsewhere in Item 1 of this Report.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  Cyber Merchants Exchange, Inc. disclaims any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

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

C-Me's patent pending Global Financial Platform ("GFP") eliminates the need for letters of credit by allowing foreign suppliers to ship merchandise to pre-approved credit worthy retailers in the United States.  C-Me pioneered this process by establishing the first tri-party agreement with The CIT Group and Bank SinoPac in Taiwan.  Through this arrangement, each of the tri-party participants plays an integral role.  First, CIT guarantees the credit worthiness of the U.S. retailer.  Secondly, Bank SinoPac provides working capital financing and acts as the conduit for foreign manufacturers to receive payment.  Through C-Me's GFP, U.S. retailers can purchase overseas merchandise, just as they purchase domestic merchandise, with open terms and without the need or hassle of opening a letter of credit.

C-Me has adopted a buyer-centric business focus by creating a proprietary Internet Sourcing Network which consists of specialized private extranets for retailers that centralizes the merchandise review and search process.  Its current retail partners are, among others, Burlington Coat Factory, Factory 2-U Stores, and Bermo Enterprises.  Additional retailers have benefited by using C-Me's services including but not limited to Value City Department Stores, Ames Department Stores, Ross Stores, and 99 cents only Stores.

In January 2001, the Company began to focus and continues to focus on sourcing overseas goods for off-price retailers who do not have their own import department.  The Company is using email to show the overseas' closeout merchandise in a standard format, and then C-Me's sales staff personally presents pre-qualified goods to the retailer who responds to the email marketing.  The management team believes, that the mix of electronic trading and a national sales force is the future of the Company's success.

During September 2001, C-Me began to undertake a new and exciting project called the Apparel Sourcing Association Pavilion ("ASAP"), Trade Show.  ASAP is an international sourcing and manufacturing trade show that brings leading manufacturers from around the world to one venue to greet, meet, and sell to buyers.  The ASAP Show is a natural extension of C-Me's business model.  In the past four years, C-Me has created a comprehensive base of manufacturers from around the world.  Through C-Me's network of global offices, the Company anticipates that several hundred international manufacturers will exhibit at the ASAP Show.

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

The Company has invested $2,150,091 in certificates of deposit at five different banks as of September 30, 2001.  These certificates mature within the next six months.  The amount invested at each bank exceeds the FDIC insurance coverage limit of $100,000, resulting in approximately $1,650,000 being uninsured at September 30, 2001.  At September 30, 2001, the Company has accrued interest income of $14,777 related to these certificates of deposit.

Two customers account for approximately 88% of sales for the three months ended September 30, 2001.  There were no such concentrations for the three months ended September 30, 2000.  Two customers account for 96% of accounts receivable at June 30, 2001.  The loss of either of these customers may have a material impact on the Company's financial statements.

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

Impairment of Long Lived Assets

Impairment of Long-Lived Assets Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, investments in overseas joint ventures, convertible note receivable, and investment in ABNet, should be recognized and how impairment losses should be measured.  The Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.  Based on its analysis, management determined that it has incurred an impairment loss of $21,762 in its investment in ABNet, which was recorded in the accompanying statement of operations for the quarter ended September 30, 2001.

Revenue Recognition

Net revenues include amounts earned under product transaction sales and subscriptions.  Product transaction revenues are recorded in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent."  The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees.  For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factors, shippers and suppliers. Due to the Company not bearing credit risk, the Company records the respective revenue on a net basis.  However, for financial reporting purposes the Company presents the details of gross transaction sales and related costs of sales in the accompanying statements of operations.  The Company also recognizes revenue from monthly subscription fees.  Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees.  Subscription and subscriber fees are recognized as revenue after the services have been provided.

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes."  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that those assets will not be recovered.

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

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."  This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method.  For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirement under SFAS 123, are required to be presented (in audited financial statements).

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

Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share."  Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (totaling zero shares in 2001 and 2000).  Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares and would have an anti-dilutive effect on earnings per share.

Segments of an Enterprise and Related information

The Company had  adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131").  "Disclosures about Segments of an Enterprise and Related Information."  SFAS 131 changes the way public companies report them to report selected segment information in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  As approximately 99% of the Company's revenues, loss from operations and identifiable assets are from the transaction sales, the Company has not made segment disclosures in the accompanying financial statements.

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

In July 2001, FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001.  Early adoption is permitted for entities with fiscal years beginning after March 15, 2001 provide that the first interim financial statements have not been previously issued.  SFAS 142 address how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements.  SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives.  SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment.  In addition, SFAS  142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.  Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle.  However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to be provision of SFAS 142.  The Company does not expect SFAS 142 to have a material effect on its financial statements.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144). Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS 144 addresses and for long-lived assets to be disposed of.  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged.  The Company does not expect SFAS 144 to have a material impact on its financial statements.

Convertible Note Receivable

In June 2001, the Company advanced $600,000 to an unrelated non-public company for a convertible note receivable ("Note").  The Note, which accrues interest at 6%, is payable in monthly interest installments, with the entire principal balance plus any unpaid and accrued interest due June 12, 2003.  The Note is convertible into common stock at the discretion of the Company at $3 per share, which is estimated by both the Company and the note maker to be the fair market value of the common stock.  Total interest accrued related to this note was $5,400 and is recorded under accrued interest receivable in the accompanying balance sheet at September 30, 2001.

Agreement with CIT and Bank Sinopac

On October 19, 2000, the Company and CIT Commercial Services entered into a Factoring Agreement.  Under the agreement, the Company sells and assigns to CIT all accounts receivable arising from transaction sales.  CIT assumes the credit risk on a non-recourse basis on each account approved.  For each sales transaction processed to CIT for collection, CIT will charge 1.5% of the assigned invoice value as their factoring fee.  As of September 30, 2001 and 2000 and for the periods then ended, the amounts of factoring have not been significant to the Company.

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

Investment in overseas Joint Ventures

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

Both Joint Venture operation's expenses  are funded by the overseas Joint Venture partners.  The Company will share the profit, not the losses.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended September 30, 2001.  This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein.  Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

INVESTMENTS IN OVERSEAS JOINT VENTURES

On December 22, 1999, the Company entered into an agreement with ABNet to form a joint venture in Taiwan named C-Me Technology Co., Ltd. (C-Me Taiwan) to facilitate the buying and selling activities between U.S.-based retailers and Taiwan-based exporters through the Company's web-based communication system.  The Company invested $300,000 (which was used to purchased software back from the Company) for a 30% interest in February 2000 and accounts for this investment under the equity method.  The Company invested an additional $200,000 for an additional 10% interest in May 2001.  For the period ended September 30, 2001 and 2000, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $19,457 and $39,300 respectively, based on the Company's equity ownership percentage.

On March 11, 2000, the Company entered into an agreement with Vickem Patana Co., Ltd., a Thailand Corporation, to form a joint venture named E-SouthEast Asia, Inc. (E-SEA), a Delaware corporation, which will use the Company's proprietary web-based communication system to facilitate the front-end merchandise sourcing.  The Company invested $300,000 during fiscal year ended June 30, 2000 (which was used to purchase software back from the Company).  During the fiscal year ended June 30, 2001, the Company invested an additional $100,000 for a total equity interest of 40% and accounts for this investment under the equity method.  For the period ended September 30, 2001 and 2000, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $44,534 and $932, respectively, based on the Company's equity ownership percentage.

On March 25, 2000, the Company entered into an agreement with Good Support International Limited, a British Virgin Islands Company, to form a joint venture named Global Purchasing Dotcom, Inc. (GP.com), a Washington corporation, which will focus on implementing several targeted businesses in China's e-commerce market.  The Company invested $400,000 during fiscal year ended June 30, 2000 (which was used to purchase software back from the Company).  During fiscal year ended June 30, 2001, the Company invested an additional $600,000 for a total interest of 50% and accounts for this investment under the equity method.  For the period ended September 30, 2001 and 2000, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $87,838 and $20,447, respectively, based on the Company's equity ownership percentage.

During fiscal year 2000, each of C-Me Taiwan, E-SEA, and GP.com entered into an agreement to purchase the Company's software for $300,000, $300,000 and $400,000, respectively. The Company has reduced the carrying amount of its investment in each of the joint ventures by the amount of the software sale. These amounts will be recognized in income as an adjustment to the Company's investments in the overseas joint ventures on a straight-line basis over a three-year period, the estimated life of the software sold. As of September 30, 2001 and 2000, the Company recognized income in the statements of operations from the amortization of these software sales in the amount of $416,665 and $83,333, respectively. The respective joint ventures are amortizing the cost of software over the same three-year period; As a result, the total amortization expense recognized was $416,665, and $83,333 respectively.

 STATUS OF OPERATIONS

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

C-Me has targeted its service solutions to off-price and discounts retailers, and their merchandise suppliers.  The Company adopted a plan to identify retailers with the same merchandising strategies as those implemented by our partners among others, such as Factory 2-U Stores, Inc. and Burlington Coat Factory.  C-Me now markets its merchandise directly to individual buyers within these retail organizations for transaction-based sales.

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

Currently, The Company's sources of revenue are anticipated to be transaction-based generated by retailers' purchases of the Company's goods.  The Company has moved into this role primarily because of the slow acceptance of retailers to engage directly with the ISN.  C-Me has found that domestic vendors are unwilling to pay subscription fees for the ISN due to an insufficient number of retailers utilizing the system.  Until significant masses of retailers actively implement the network, the Company will be unable to depend solely on revenue generated from subscription fees paid by vendors.  The Company envisions made-to-order and programmed goods as a viable new source of revenue for 2002.

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

Management estimates that the net revenue for ASAP Show will increase each year.  The trade show industry is a lucrative business both in revenue generation and corporate branding of the shows management.  The Company anticipates that the valuation of the new ASAP subsidiary will exceed C-Me's core international B2B electronic trading business.  ASAP will accomplish these objectives through the sales of exhibitor space, governmental, trade and corporate advertising sponsorships, and advertising sales.

Accumulated Losses

The Company has incurred significant losses since its inception and may never generate or sustain a profit. For the first quarter ended September 30, 2001, the Company reported a net loss of $378,670.  The Company devotes significant resources to developing, enhancing, selling and marketing its products and services.  As a result, the Company will need to generate significant revenues to maintain profitability.  The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

RESULTS OF OPERATION

Three Months Ended September 30, 2001 and 2000 Revenue

Net gross revenues on transaction sales for the quarter ended September 30, 2001 were $500,273, an increase of $500,273 or 100% compared to the same period last year.  The Company expects the volume of gross sales transactions and the gross profit margin percentage to maintain and grow, as it begins to fully utilize its overseas sourcing network and its external sales force.

Subscriber fees decreased $8,890 or 69% to $4,010 in the quarter ended September 30, 2001 from $12,900 in the prior year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales.

Operating Costs and Expenses

General and administrative expenses decreased by $49,055, or 12%, to $372,564 for the three months ended September 30, 2001, as compared to $421,619 for the same period last year. The decrease in general and administrative expenses is primarily due to the decrease in payroll and professional consulting expenses.  Payroll expenses decreased by $19,291 to $208,126 for the three months ended September 30, 2001 as compared to $227,417 for the same period last year, due to a decrease in full time employees.  Professional fees decreased by $26,752 to $23,812 for the three months ended September 30, 2001 as compared to $50,564 for the same period last year, due to a decrease in fees paid to consultants and professionals for accounting, legal and other professional services.

The Company recognized non-cash stock compensation expense of $0 for the three-months ended September 30, 2001 compared to last year of $259,024.

Net Loss

The Company recorded a net loss of $378,670 for the three months ended September 30, 2001, a $261,437 decrease in net loss, as compared to a net loss of $640,107 for the same period last year.  The decrease in net loss is attributable to a $57,078 increase in revenue compared to a loss of $69,532 from the same quarter last year.  The decrease in net loss is also attributable to no non-cash stock based compensation as compared to $259,024 from the same quarter last year, in addition to the reduction of General and Administrative expenses of $49,055.  Loss per share as of September 30, 2001 was $0.05 as compared to $0.08 as of September 30, 2000 due to a decrease in net loss and increase in the number of outstanding shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased from $2,617,046 as of June 30, 2001 to $2,302,280 as of September 30, 2001, primarily due to cash used in operations of $391,094.  During the current year, the Company had average monthly general and administrative expenses (excluding non-cash compensation expenses) of approximately $124,000 as compared to $150,000 in 2000. The cost reduction plan includes reduction of its staff, professional consulting fees, investor relations and marketing costs.  With working capital of approximately $2.3 million and average monthly expenses of approximately $124,000, coupled with a growing net revenue, the Company believes its operations can breakeven or become profitable by fiscal year end 2002.

The Company believes it has sufficient cash to operate its business over the next 12 months.  Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either in debt or equity, to augment future growth of the business.

Over the next two to five years, the Company plans to utilize a combination of internally generated funds from operations, potential debt and / or equity financing to fund its longer-term growth.  The availability of future financing will depend on market conditions.

On September 19, 2001, the Company entered into non-revolving lines of credit with a commercial bank for up to $750,000.  Borrowings under this line of credit bear interest at certain percentage over the CD rate per annum and is secured by a $500,000 and $250,000 time certificates of deposit at the bank.  The line of credit will expire on February 22, 2002 and December 17, 2001 respectively.  As of September 30, 2001 the Company has an outstanding loan balance of $0.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Previously reported on the Company's Form 10-KSB for the year ended June 30, 2001. The Company has been named as a defendant, along with BCF, in a lawsuit brought by Stanley Rosner ("Rosner"), an individual.  In March, 1998, Rosner commenced an action in the Supreme Court of the State of New York, Nassau County, New York (Index No. 98-006524).  Rosner alleges breach of oral and written contracts between the Company and Rosner and between BCF and Rosner in 1997.  Rosner claims that he is due certain fees from both the Company and BCF for services allegedly rendered in connection with certain transactions and alleged transactions involving the Company and BCF.  Such transactions and alleged transactions relate to the Internet services that the Company may provide to BCF, and contemplated transactions arising from vendors of BCF.  Rosner claims that he is due damages in an amount not less than $5,000,000 plus unspecified punitive damages from both the Company and BCF.  Rosner's attorney has agreed that the Company and BCF are entitled to have the venue of the lawsuit transferred from Nassau County, New York to New York County (Manhattan), New York; Rosner's attorney also agreed to arrange for the transfer.  Rosner's attorney also agreed that the Company's and BCF's responsive papers would be due no later than ten (10) days after notice of such transfer had been served.  To date, the Company has not received notice of the proposed transfer of venue and has not filed its responsive papers or otherwise moved against the complaint.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on 8-K

On August 17, 2001 the Company filed a form 8-K to report a change in registrant's certifying accountant from BDO Seidman, LLP to Corbin & Wertz. The Company and BDO did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

(Registrant)

Date: November 15, 2001	/s/ Frank S. Yuan Frank S. Yuan Chairman, Chief Executive Officer

Date: November 15, 2001	/s/ Luz M. Jimenez Luz M. Jimenez (Acting Chief Financial Officer)