Form 10QSB
period 2002-02-14
CYBER MERCHANTS EXCHANGE INC
filed 2002-02-14
CIK 1066961

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark one)
[X]    Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

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

CYBER MERCHANTS EXCHANGE, INC.

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
           Balance Sheets (unaudited) as of December 31 and June 30, 2001
           Statement of Operations (unaudited) for the three months and six months ended
           December 31, 2000 and December 31, 2001
           Statement of Cash Flows (unaudited) for six months ended December 31, 2000 and December 31, 2001
           Notes to Financial Statements (unaudited)
Item 2: Management's Discussion and Analysis or Plan of Operation

PART II- OTHER INFORMATION
Item 1: Legal Proceedings
 Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I

ITEM1. FINANCIAL STATEMENTS

CYBER MERCHANTS EXCHANGE, INC.

BALANCE SHEETS

	June 30 2001	Dec. 31 2001
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 205,384	$ 106,537
Certificates of deposit	2,800,000	1,950,000
Accounts receivable	367,400	588,204
Noted receivable		400,000
Accrued interest receivable	37,043	10,654
Prepaid expense	.	220,513
Total current assets	3,409,827	3,275,908

Property and equipment, net	71,247	52,427
Investment in ABNet	851,121	829,359
Investment in overseas joint ventures	658,201	632,204
Convertible note receivable	600,000	600,000
Other assets	11,497	17,222

Total assets	$5,601,893	$5,407,120

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 279,946	$ 354,385
Deferred revenue		97,990
Accrued expenses	112,835	31,849
Line of credit borrowings	400,000	566,938

Total current liabilities	792,781	1,051,162

Shareholders' equity
Common stock, no par value; 40,000,000 shares authorized; 7,583,673 shares issued and outstanding	10,032,017	10,032,017
Additional paid-in capital	3,523,364	3,624,461
Accumulated deficit	(8,746,269)	(9,300,520)
Total stockholders' equity	4,809,112	4,355,958
Total liabilities and stockholders' equity	$5,601,893	$5,407,120
See accompanying notes to financial statements

CYBER MERCHANTS EXCHANGE, INC.

STATEMENT OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	2001	2000	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Transaction sales	$ -	$ 576,350	$ -	$ 1,076,623
Cost of goods sold	-	$ 489,785	-	945,990
Net revenues from transaction sales	-	77,565	-	130,633
Subscribers' fees	15,294	3,930	28,194	7,940
Net revenue	15,294	81,494	28,194	138,572

Operating expenses:
General and administrative expenses	571,139	190,302	992,758	562,866
Stock-based compensation	259,849	101,097	518,873	101,097
Cost of revenue	130,855	5,845	200,387	23,433

Total operating expenses	961,843	297,244	1,712,018	687,396

Loss from operations	(946,549)	(215,750)	(1,683,824)	(548,824)

Other income (expenses)
Interest income, net of interest expense	85,494	19,017	161,876	64,469
Equity in losses on investments in overseas joint ventures	(87,204)	(62,183)	(147,883)	(214,002)
Amortization of software sales	83,333	83,333	166,666	16,666
Impairment write-down on investments in ABNet	(105,310)	-	(105,310)	(21,762)
Other	(13,980)	-	(15,434)	-

Loss before income taxes	(985,016)	(175,581)	(1,623,909)	(553,451)

Income taxes	800	-	1,214	800

Net loss	(985,016)	(175,581)	$ (1,625,123)	$ (554,251)

Basic and diluted net loss per share	(0.13)	(0.02)	(0.21)	(0.07)

Weighted-average number of common shares outstanding	7,589,669	7,583,673	7,589,669	7,583,673
See accompanying notes to financial statements

CYBER MERCHANTS EXCHANGE, INC.

STATEMENT OF CASH FLOWS

	Six Months Ended December 31 2001
	2000	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$ (1,625,123)	$ (554,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,382	23,433
Gain amortization of negative goodwill	(166,666)	(166,666)
Stock compensation expense	518,872	101,097
Loss on investments	253,193	235,764
Changes in assets and liabilities:
Accounts receivable	27,560	(220,804)
Accrued interest receivable	-	26,389
Prepaid expenses	472	(220,513)
Other assets	(3,603)	(5,725)
Accounts payable		74,439
Deferred revenue		97,990
Accrued expenses	(628,650)	(80,986)
Net Cash used in operating activities	(1,600,563)	(689,835)

Cash flows from investing activities:
Purchase of property and equipment	(49,555)	(4,613)
Proceeds from maturity of certificates of deposit	(394,024)	850,000
Investment in note receivable	-	(400,000)
Investment in GP.com	(600,000)	-
Investment in E-SEA	(100,000)	(21,337)
Net cash (used in) provided by investing activities	(1,143,579)	424,050

Cash flows from financing activities:
Net proceeds from line of credit borrowings	1,481,240	166,938

Net cash provided by financing activities	1,481,240	166,938

Net decrease in cash and cash equivalents	(1,262,902)	(98,847)

Cash and cash equivalents, beginning of period	1,274,395	205,384

Cash and cash equivalents, end of period	$ 11,493	$ 106,537
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

 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three-month and six months period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

Our Company

Cyber Merchants Exchange, Inc. (the "Company" or "C-Me") is an international business-to-business electronic trading company that creates efficiencies for retailers worldwide to source and finance international purchases.  C-Me, a California corporation, was formed in July 1996.

The Company provides its customers with an Internet-based communication system that enables retailers and vendors to conduct negotiations and to electronically facilitate the sourcing, and the purchase and sale of merchandise on a global basis.  Using C-Me's proprietary software, the Company maintains a secure yet open electronic network that allows retailers to manage on-line communications and transactions with their vendors.  The front-end communications and trading process is generally referred to in the retail industry as "sourcing".   High volumes of product and transaction data are exchanged between retailers and their vendors in order for buy-sell transactions to be initiated, negotiated, and consummated.  This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a vendor.  The Company's related software products and services are designed to make the sourcing, financing, and transaction function substantially more effective and efficient.

During September 2001, C-Me began to undertake a new and exciting venture called the Apparel Sourcing Association Pavilion ("ASAP") Trade Show.  ASAP is an international sourcing and manufacturing trade show that brings leading manufacturers from around the world to one venue to greet, meet, and sell to buyers.  The ASAP Show is a natural extension of C-Me's core business on-line model.  In the past four years, C-Me has created a comprehensive base of manufacturers from around the world.  Through C-Me's network of global offices, the Company anticipates that hundreds of international manufacturers will exhibit at the ASAP Show.

C-Me's patent pending Global Financial Platform ("GFP") eliminates the need for issuing letters of credit to purchase merchandise from overseas and allows foreign suppliers to ship merchandise to pre-approved credit worthy retailers in the United States.  C-Me pioneered this process by establishing the first tri-party agreement with The CIT Group and Bank SinoPac in Taiwan.  Through this arrangement, each of the tri-party participants plays an integral role.  First, CIT guarantees the credit worthiness of the U.S. retailer.  Secondly, Bank SinoPac provides working capital financing and acts as the conduit for foreign manufacturers to receive payment.  Through C-Me's GFP, U.S. retailers can purchase overseas merchandise, just as they purchase domestic merchandise, with open terms and without the need or hassle of opening a letter of credit.

 C-Me has adopted a buyer-centric business focus by creating a proprietary Internet Sourcing Network which consists of specialized private extranets for retailers that centralizes the merchandise review and search process.  Its current retail partners are, among others, Burlington Coat Factory, Factory 2-U Stores, and Bermo Enterprises.  Additional retailers have benefited by using C-Me's services including but not limited to Value City Department Stores, Ames Department Stores, Ross Stores, T.J. Maxx, and 99 cents only Stores.

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

Current Vulnerability Due to Certain Concentrations

Certain financial instruments, principally trade receivables, potentially subject the Company to credit risk.  The Company performs ongoing credit evaluations of its customers but does not require collateral.  The Company maintains an allowance for doubtful receivables and sales returns based upon factors surrounding the credit risk of specific customers, historical trends and the Company's estimate of future product returns.

The Company has invested $1,950,000 in certificates of deposit at five different banks as of December 31, 2001.  These certificates mature within the next six months.  The amount invested at each bank exceeds the FDIC insurance coverage limit of $100,000, resulting in approximately $1,650,000 being uninsured at December 31, 2001.  At December 31, 2001, the Company has accrued interest income of $10,654 related to these certificates of deposit.

Three customers account for approximately 89% of sales for the six months ended December 31, 2001. The loss of either of these customers may have a material impact on the Company's financial statements.

Investments in Overseas Joint Ventures and ABNet

Investments in overseas joint ventures are accounted for under the equity method.  Investment in ABNet is accounted for under the cost method and valued at the lower of cost or net realizable value with any impairment being recognized in the statements of operations at the time the impairment exists.

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

Impairment of Long-Lived Assets

Statement of financial accounting standards no. 121, "accounting for the impairment of long-lived assets and long-lived assets to be disposed of," establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, investments in overseas joint ventures, convertible note receivable, and investment in ABNet, should be recognized and how impairment losses should be measured.  The company periodically reviews such assets for possible impairments and expected losses, if any, are recorded concurrently.  For three months ended December 31, 2001, ABNet reported an operating profit of $115,285.  As the Company is recording this investment under the cost method, the Company did not record any profit related to this investment.  Based on its analysis, management determined that it has incurred an impairment loss of $21,762 in its investment in ABNet, which was recorded in the statement of operations in the six month period ended December 31, 2001.

Revenue Recognition

Net revenues include amounts earned under product transaction sales and subscriptions.  Product transaction revenues are recorded in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent."  The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees.  For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factors, shippers and suppliers.  Due to the Company not bearing credit risk for a majority of its transactions, the Company records the respective revenue on a net basis.  However, for financial reporting purposes the Company presents the details of gross transaction sales and related costs of sales in the accompanying statements of operations.  The Company also recognizes revenue from monthly subscription fees.  Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees.  Subscription and subscriber fees are recognized as revenue after the services have been provided.

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

In July 2001, FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001.  Early adoption is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued.  SFAS 142 address how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements.  SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment.  In addition, SFAS  142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.  Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle.  However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to be provision of SFAS 142.  The Company does not expect SFAS 142 to have a material effect on its financial statements.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

Convertible Note Receivable

In June 2001, the company advanced $600,000 to an unrelated non-public company for a convertible note receivable ("note").  The note, which accrues interest at 6%, is payable in monthly interest installments, with the entire principal balance plus any unpaid and accrued interest due June 12, 2003.  The note is convertible into common stock at the discretion of the company at $3 per share, which is estimated by both the company and the note maker to be the fair market value of the common stock.  Interest payments on this note are current as of December 31, 2001.

Note Receivable

During the quarter ended December 31, 2001, the Company entered into a note receivable agreement with an investor totaling $400,000.  As of the filing of the 10-QSB, all amounts had been repaid to the company.

Agreement with CIT and Bank Sinopac

On October 19, 2000, the Company and CIT Commercial Services entered into a Factoring Agreement. Under the agreement, the Company sells and assigns to CIT all accounts receivable arising from transaction sales. CIT assumes the credit risk on a non-recourse basis on each account approved. For each sales transaction processed to CIT for collection, CIT will charge a certain percentage of the assigned invoice value as their factoring fee. As of December 31, 2001 and 2000 and for the periods then ended, the amounts of factoring have not been significant to the Company.

2001 Stock Option Plan

On December 31, 2001, the Company's Board of Directors approved the 2001 Stock Option Plan ("The Plan"), effective May 1, 2001.  An aggregate of 1,000,000 shares of common stock are reserved for issuance under the Plan from the effective date until its termination on the 10th anniversary.  The exercise price for each option shall be equal to the fair market value of the Company's common stock, as defined.  The vesting schedule shall be determined by the Board of Directors and shall be stated in the individual option agreement.

In December 2001, the Company's Board of Directors granted, pursuant to the Plan, an aggregate of 52,500 of non-qualified stock options (as defined by the Plan), exercisable at $0.20 per share (the fair market value of the Company's common stock on the day of grant) to certain employees and directors of the Company.

In October 2001, the Company's Board of Directors granted pursuant to the Plan, an aggregate of 90,000 non-qualified stock options (as defined by the Plan), exercisable at $0.20 per share (the fair market value of the Company's common stock on the day of grant) to certain employees and directors of the Company.

In December 2001, the Company's Board of Directors granted, pursuant to the 1999 Stock Option Plan, an aggregate of 80,000 options (as defined in the Plan), exercisable at $0.40 per share (the fair market value of the Company's common stock on the day of grant) to certain employees and directors of the Company.

During the quarter ended December 31, 2001, the Company recognized $101,097 of compensation expense related to the vesting of stock options issued to various employees in fiscal year 2000.

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months and six months ended December 31, 2001.  This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein.  Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

The Company currently provides two technical services to its customers: Internet Sourcing Network and Virtual Trade Show.  Both services are embedded with custom Web-site design.  The Company also has three supporting technologies:  (i) Product Driven Search Engine; (ii) Focused Broadcasting; and         (iii) Dynamic End-User Profile System.  The Company developed all these technologies in 1997 and 1998.

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

Currently, The Company's sources of revenue are transaction-based generated by retailers' purchases of the Company's goods.  The Company has moved into this role primarily because of the slow acceptance of retailers to engage directly with the ISN.  C-Me has found that domestic vendors are unwilling to pay subscription fees for the ISN due to an insufficient number of retailers utilizing the system.  Until significant masses of retailers actively implement the network, the Company will be unable to depend solely on revenue generated from subscription fees paid by vendors.  The Company envisions made-to-order and programmed goods as a viable new source of revenue for 2002.

The Company also anticipates generating revenue in the form of transaction fees associated with buyers utilizing the GFP to finance their purchases.  Marketing the Company's GFP financial platform and global sourcing consortium through its foreign offices will be key to the development of long-term retailer and vendor relationships.  The Company's overseas joint ventures will expand its efforts to identify and target key overseas manufacturers to subscribe to C-Me's ISN.

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

For the consistency with the financial reporting, the Company has reflected the revenue and expenses for the ASAP Show as deferred revenue and prepaid expenses.  Once the show has ended, the Company will transfer all deferred revenue and prepaid expenses to the statement of operations.

Investments in Overseas Joint Ventures

On December 22, 1999, the Company entered into an agreement with ABNet to form a joint venture in Taiwan named C-Me Technology Co., Ltd. (C-Me Taiwan) to facilitate the buying and selling activities between U.S.-based retailers and Taiwan-based exporters through the Company's web-based communication system. The Company invested $300,000 (which was used to purchase software back from the Company) for a 30% interest in February 2000 and accounts for this investment under the equity method. The Company invested an additional $200,000 for an additional 10% interest in May 2001. For the sixth months ended December 31, 2001 and 2000, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $94,122 and $84,834, respectively, based on the Company's equity ownership percentage.

On March 11, 2000, the Company entered into an agreement with Vickem Patana Co., Ltd., a Thailand Corporation, to form a joint venture named E-SouthEast Asia, Inc. (E-SEA), a Delaware corporation, which will use the Company's proprietary web-based communication system to facilitate the front-end merchandise sourcing. The Company invested $300,000 during fiscal year ended June 30, 2000 (which was used to purchase software back from the Company). During fiscal year ended June 30, 2001, the Company invested an additional $100,000 for a total equity interest of 40% and accounts for this investment under the equity method. For the sixth months ended December 31, 2001 and 2000, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $65,722 and $12,615 respectively, based on the Company's equity ownership percentage.

On March 25, 2000, the Company entered into an agreement with Good Support International Limited, a British Virgin Islands Company, to form a joint venture named Global Purchasing Dotcom, Inc. (GP.com), a Washington corporation, which will focus on implementing several targeted businesses in China's e-commerce market. The Company invested $400,000 during fiscal year ended June 30, 2000 (which was used to purchase software back from the Company). During fiscal year ended June 30, 2001, the Company invested an additional $600,000 for a total interest of 50% and accounts for this investment under the equity method. For the six months ended December 31, 2001 and 2000, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $54,157 and an investment loss of $50,434, respectively, based on the Company's equity ownership percentage.

During fiscal year 2000, each of C-Me Taiwan, E-SEA, and GP.com entered into an agreement to purchase the Company's software for $300,000, $300,000 and $400,000, respectively. The Company has reduced the carrying amount of its investment in each of the joint ventures by the amount of the software sale. These amounts will be recognized in income as an adjustment to the Company's investments in the overseas joint ventures on a straight-line basis over a three-year period, the estimated life of the software sold. As of December 31, 2001 and 2000, the Company recognized income in the statements of operations from the amortization of these software sales in the amount of $525,000 and $191,666, respectively. The respective joint ventures are amortizing the cost of software over the same three-year period; As a result, the total amortization expense recognized was $525,000, and $191,666 respectively.

Accumulated Losses

The Company has incurred significant losses since its inception and may never generate or sustain a profit. For the second quarter ended December 31, 2001, the Company reported a net loss of $378,670.  The Company devotes significant resources to developing, enhancing, selling and marketing its products and services.  As a result, the Company will need to generate significant revenues to maintain profitability.  The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

RESULTS OF OPERATION

Three Months Ended December 31, 2001 and 2000

Revenue

Net gross revenues on transaction sales for the quarter ended December 31, 2001 were $576,350, an increase of $576,350 or 100% increase compared to the same period last year.  The Company expects the volume of gross sales transactions and the gross profit margin percentage to maintain and grow, as it begins to fully utilize its overseas sourcing network and its external sales force.

Subscriber fees decreased $11,364 or 74% to $3,930 in the quarter ended December 31, 2001 from $15,294 in the prior year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales.

Operating Costs and Expenses

General and administrative expenses decreased by $380,837, or 67%, to $190,302 for the three months ended December 31, 2001, as compared to $571,139 for the same period last year. The decrease in general and administrative expenses is primarily due to the decrease in payroll, professional consulting expenses, IR/PR, and traveling expenses.  Payroll expenses decreased by $134,967 to $92,450 for the three months ended December 31, 2001 as compared to $227,417 for the same period last year, due to a decrease in full time employees and employee's payroll being capitalized for trade show related projects.  Professional fees decreased by $85,050 to $17,153 for the three months ended December 31, 2001 as compared to $102,203 for the same period last year, due to a decrease in fees paid to consultants and professionals for accounting, legal and other professional services.  The IR/PR decreased by $26,630 to $11,640 for three months ended December 31, 2001 as compared to $38,270 for the same period last year.  The travel expenses decreased by $49,537 to $2,333 for the three months ended December 31, 2001 as compared to $51,870 for the same period last year.

The Company recognized non-cash stock compensation expense of $101,097 for the three-month ended December 31, 2001 compared to $259,849 for the same period last year related to the vesting of various stock options.

Net Loss

The Company recorded a net loss of $175,581 for the three months ended December 31, 2001, a $809,435 decrease in net loss, as compared to a net loss of $985,016 for the same period last year.  The decrease in net loss is attributable to $81,494 in net revenue compared to$15,294 from the same quarter last year.  The decrease in net loss is also attributable to a reduction in non-cash stock based compensation of $158,752 in the same quarter last year, in addition to the reduction of General and Administrative expenses of $380,837.  Also, the Company had a decrease in costs associated with subscriber fees as the Company's current business model is focusing on transaction sales.  Loss per share for the three-month period ending December 31, 2001 was $0.02 as compared to $0.13 as of December 31, 2000 due to a decrease in net loss.

Six Months Ended December 31, 2001 and 2000

Revenue

Net gross revenues on transaction sales for the six months ended December 31, 2001 were $1,076,623, an increase of $1,076,623 or 100% increase compared to the same period last year.  The Company expects the volume of gross sales transactions and the gross profit margin percentage to maintain and grow, as it begins to fully utilize its overseas sourcing network and its external sales force.

Subscriber fees decreased $20,254 or 72% to $7,940 in the six months ended December 31, 2001 from $28,194 in the prior year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales.

Operating Costs and Expenses

General and administrative expenses decreased by $429,892, or 43%, to $562,866 for the six months ended December 31, 2001, as compared to $992,758 for the same period last year. The decrease in general and administrative expenses is primarily due to the decrease in payroll and professional consulting expenses.  Payroll expenses decreased by $256,204 to $289,580 for the six months ended December 31, 2001 as compared to $545,784 for the same period last year, due to a decrease in full time employees and certain employee payroll being capitalized for trade show related projects.  Professional fees decreased by $111,811 to $40,965 for the six months ended December 31, 2001 as compared to $152,776 for the same period last year, due to a decrease in fees paid to consultants and professionals for accounting, legal and other professional services.

The Company recognized non-cash stock compensation expense of $101,097 for the six months ended December 31, 2001 compared to $518,873 for the same period last year related to the vesting of various stock options.

Net Loss

The Company recorded a net loss of $554,251 for the six months ended December 31, 2001, a $1,070,872 decrease in net loss, as compared to a net loss of $1625,123 for the same period last year.  The decrease in net loss is attributable to $138,572 in net revenue compared to $28,194 from the same period last year.  The decrease in net loss is also attributable to a reduction in non-cash stock based compensation of $417,776 in the same period last year, in addition to the reduction of General and Administrative expenses of $429,892.  Also, the Company had a decrease in costs associated with subscriber fees as the Company's current business model is focusing on transaction sales.  Loss per share for the six month period ending December 31, 2001 was $0.07 as compared to $0.21 as of December 31, 2000 due to a decrease in net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased from $2,617,046 as of June 30, 2001 to $2,224,746 as of December 31, 2001, primarily due to cash used in operations of $689,835.  During the current year, the Company had average monthly general and administrative expenses (excluding non-cash compensation expenses) of approximately $94,000 as compared to $165,000 in 2000. The cost reduction plan includes reduction of its staff, professional consulting fees, investor relations and marketing costs.  With working capital of approximately $2.2 million and average monthly expenses of approximately $94,000, coupled with growing net revenue, the Company believes its operations can breakeven or become profitable by fiscal year end 2002.

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

During the quarter ended December 31, 2001, the Company capitalized approximately $220,513, of costs associated with the ASAP tradeshow.  In addition, the Company has recorded deferred revenue totaling $97,990 related to cash deposits.  Once the show has ended, the Company will transfer all deferred revenue and prepaid expenses to the statement of operations.

On September 19, 2001, the Company entered into non-revolving lines of credit with a commercial bank for up to $750,000.  Borrowing under these lines of credit bear interest at certain percentages (5.01% and 2.67% at December 31, 2001) and are secured by $500,000 and $250,000 time certificates of deposit at the bank.  The lines of credit will expire on February 22, 2002 and June 15, 2002 respectively.  As of December 31, 2001 the Company has outstanding loan balances of $566,938.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on 8-K

On February 6, 2002 the Company filed a form 8-K to report a change in registrant's certifying accountant from Corbin & Wertz to Squar, Milner, Reehl & Williamson, LLP. The Company and Corbin & Wertz did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

(Registrant)

Date: 2/15/ 2002	/s/ Frank S. Yuan Frank S. Yuan Chairman, Chief Executive Officer

Date: 2/ 15/ 2002	/s/ Luz M. Jimenez Luz M. Jimenez (Acting Chief Financial Officer)