Form 10QSB
period 2002-05-15
CYBER MERCHANTS EXCHANGE INC
filed 2002-05-15
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark one)
[X]    Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2002

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

CYBER MERCHANTS EXCHANGE, INC.

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS
           Balance Sheets as of June 30, 2001 and March 31, 2002 (unaudited)
           Statements of Operations for the Three months and Nine Months Ended March 31, 2002 and 2001(unaudited)
           Statements of Cash Flows for Nine Months Ended March 31, 2002 and 2001(unaudited)
           Notes to Financial Statements (unaudited)
Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION

PART II- OTHER INFORMATION
Item 1: LEGAL PROCEEDINGS
 Item 6: EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CYBER MERCHANTS EXCHANGE, INC.
PART I - FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

BALANCE SHEETS

	June 30, 2001	March 31, 2002
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 205,384	$ 8,578
Certificates of deposit	2,800,000	1,321,343
Accounts receivable, net	367,400	256,525
Inventory	-	81,930
Related party note receivable	-	404,000
Other current assets	37,043	4,569
Prepaid expenses	-	2,355
TOTAL CURRENT ASSETS	3,409,827	2,079,300

Property and equipment, net	71,247	40,710
Investment in ABNet	851,121	829,359
Investment in overseas joint ventures	658,201	608,211
Convertible note receivable	600,000	600,000
Other assets	11,497	7,222
TOTAL NONCURRENT ASSETS	2,192,066	2,085,502
TOTAL ASSETS	$5,601,893	$4,164,802

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 279,946	$ 141,289
Accrued expenses	112,835	147,188
Line of credit borrowings	400,000	75,000

TOTAL CURRENT LIABILITIES:	792,781	363,477

STOCKHOLDERS' EQUITY:
Common stock, no par value; 40,000,000 shares authorized; 7,583,673 shares outstanding	10,032,017	10,032,017
Additional paid-in capital	3,523,364	3,624,461
Retained earnings	(8,746,269)	(9,855,153)
TOTAL STOCKHOLDERS' EQUITY	4,809,112	3,801,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,601,893	$4,164,802
See accompanying notes to financial statements

CYBER MERCHANTS EXCHANGE, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2002	2001	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Transaction sales	$ -	$ 335,734	$ -	$ 1,412,356
Cost of goods sold	-	322,300	-	1,268,290
Net revenues from transaction sales	5,712	13,434	5,712	144,066
Tradeshow revenue	-	425,271	-	425,271
Subscriber fees	1,435	5,413	29,629	13,353
NET REVENUE	7,147	444,118	35,341	582,690

OPERATING EXPENSES:
General and administrative	508,117	982,117	1,701,262	1,544,983
Stock-based compensation	259,848	-	778,721	101,097
Depreciation and amortization	-	11,717	-	35,150

TOTAL OPERATING EXPENSES:	767,965	993,834	2,479,983	1,681,230

LOSS FROM OPERATIONS	(760,818)	(549,716)	(2,444,642)	(1,098,540)

OTHER INCOME (EXPENSE):
Interest income, net	63,369	19,076	225,245	83,545
Equity in losses on investments in overseas joint ventures	(129,274)	(107,326)	(277,157)	(321,328)
Amortization of software sales	83,333	83,333	249,999	250,001
Impairment write-downs on investment in ABNet	(20,662)	-	(125,172)	(21,762)
Other income (expense)	1,757	-	(13,677)	-

LOSS BEFORE INCOME TAXES	$ (762,295)	$ (554,633)	$ (2,385,404)	$ (1,108,084)

Income taxes	-	-	800	800

NET INCOME	$ (762,295)	$ (554,633)	$ (2,386,204)	$ (1,108,884)

Basic and diluted net loss available to common stockholders per share	$ 0.10)	$ (0.07)	$ (0.31)	$ (0.15)

Weighted-average number of common shares outstanding	7,589,669	7,583,673	7,589,669	7,583,673
See accompanying notes to financial statements

CYBER MERCHANTS EXCHANGE, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
	2001	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (2,386,204)	$ (1,108,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,839	35,150
Amortization of negative goodwill	(249,999)	(250,001)
Equity losses on investments in overseas joint ventures	351,730	321,328
Impairment write-down on investments in ABNet	50,599	21,762
Compensation expense for options and warrants granted	778,722	101,097
Accrued interest	-	(8,569)
Changes in operating assets and liabilities:
Accounts receivable	22,150	110,875
Interest receivable	(25,446)	37,043
Inventory	-	(81,930)
Prepaid expenses	-	(2,355)
Other assets	1,764	4,275
Accounts payable and accrued expenses	(617,806)	(104,304)
Net cash used in operating activities	(2,037,651)	(924,513)

Cash flows used in investing activities:
Sales of certificates of deposits	112,615	1,478,657
Increase in stockholder notes receivable	-	(400,000)
Investment in GP.com/China joint venture	(600,000)	-
Investment in overseas joint ventures, net of software sales	(100,000)	(21,337)
Purchase of property and equipment	(49,584)	(4,613)
Net cash provided by (used in) investing activities	(636,969)	1,052,707

Cash flows from financing activities:
Proceeds from stock subscribed and exercise of stock options	1,481,240	-
Proceeds from borrowings under line of credit	-	750,000
Principal repayments on line of credit	-	(1,075,000)
Net cash provided by (used in) financing activities	1,481,240	(325,000)

Net decrease in cash	(1,193,380)	(196,806)

Cash at beginning of the period	1,274,395	205,384

Cash at end of the period	$ 81,015	$ 8,578
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ -	$ 7,306
Income taxes	$ -	$ 800
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three-month and nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

Our Company

Cyber Merchants Exchange, Inc. (the "Company" or "C-Me") is an international business-to-business electronic trading company that creates efficiencies for retailers worldwide to source and finance international purchases.  C-Me, a California corporation, was formed in July 1996.

The Company provides its customers with an Internet-based communication system that enables retailers and vendors to conduct negotiations and to electronically facilitate the sourcing, financing, and the purchase and sale of merchandise on a global basis.  Using C-Me's proprietary software, the Company maintains a secure yet open electronic network that allows retailers to manage on-line communications and transactions with their vendors.  The front-end communications and trading process is generally referred to in the retail industry as "sourcing".  High volumes of product and transaction data are exchanged between retailers and their vendors in order for buy-sell transactions to be initiated, negotiated, and consummated.  This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a vendor.  The Company's related software products and services are designed to make the sourcing, financing, and transaction function substantially more effective and efficient.

During September 2001, C-Me began to undertake a new and exciting venture called the Apparel Sourcing Association Pavilion ("ASAP") Trade Show.  ASAP is an international sourcing and manufacturing trade show that brings leading manufacturers from around the world to one venue to greet, meet and sell to buyers.  The ASAP Show is a natural extension of C-Me's core business on-line model.  In the past four years, C-Me has created a comprehensive base of manufacturers from around the world.  Through C-Me's network of global offices, the Company anticipates that hundreds of international manufacturers will exhibit at the ASAP Show twice a year in Las Vegas, Nevada.

C-Me's patent pending Global Financial Platform ("GFP") eliminates the need for issuing letters of credit to purchase merchandise from overseas and allows foreign suppliers to ship merchandise to pre-approved credit worthy retailers in the United States.  C-Me pioneered this process by establishing the first tri-party agreement with The CIT Group and Bank SinoPac in Taiwan.  Through this arrangement, each of the tri-party participants plays an integral role.  First, CIT guarantees the credit worthiness of the U.S. retailer.  Secondly, Bank SinoPac provides working capital financing and acts as the conduit for foreign manufacturers to receive payment.  Through C-Me's GFP, U.S. retailers can purchase overseas merchandise, just as they purchase domestic merchandise, with open terms and without the need or hassle of obtaining a letter of credit.

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

The Company has invested $1,321,343 in certificates of deposit at four different banks as of March 31, 2002.  These certificates mature within the next six months.  The amount invested at each bank exceeds the FDIC insurance coverage limit of $100,000, resulting in approximately $921,343 being uninsured at March 31, 2002.  At March 31, 2002, the Company has accrued interest income of $4,569 related to these certificates of deposit.

Five customers account for approximately 85% of sales for the nine months ended March 31, 2002.  The loss of either of these customers may have a material impact on the Company's financial statements.

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

 Loss Per Share

 The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share."  Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (totaling zero shares in 2002 and 2001).  Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares and would have an anti-dilutive effect on earnings per share.

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

 Recent Accounting Pronouncements

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

 In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

 Agreement with CIT and Bank Sinopac

 On October 19, 2000, the Company and CIT Commercial Services entered into a Factoring Agreement. Under the agreement, the Company sells and assigns to CIT all accounts receivable arising from transaction sales. CIT assumes the credit risk on a non-recourse basis on each account approved. For each sales transaction processed to CIT for collection, CIT will charge a certain percentage of the assigned invoice value as their factoring fee. As of March 31, 2002 and 2001 and for the periods then ended, the amounts of factoring have not been significant to the Company.

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months and nine months ended March 31, 2002.  This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein.  Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

For the consistency with the financial reporting, the Company has reflected the revenue and expenses for the ASAP Show as deferred revenue and prepaid expenses before the February 2002 show.  For the quarter ended March 31, 2002, the Company transferred all deferred revenue and prepaid expenses to the statement of operations as such revenues were earned during the quarter.

Investments in Overseas Joint Ventures

On December 22, 1999, the Company entered into an agreement with ABNet to form a joint venture in Taiwan named C-Me Technology Co., Ltd. (C-Me Taiwan) to facilitate the buying and selling activities between U.S.-based retailers and Taiwan-based exporters through the Company's web-based communication system. The Company invested $300,000 (which was used to purchase software back from the Company) for a 30% interest in February 2000 and accounts for this investment under the equity method. The Company invested an additional $200,000 for an additional 10% interest in May 2001. For the nine months ended March 31, 2002 and 2001, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $130,222 and $108,270, respectively, based on the Company's equity ownership percentage.

On March 11, 2000, the Company entered into an agreement with Vickem Patana Co., Ltd., a Thailand Corporation, to form a joint venture named E-SouthEast Asia, Inc. (E-SEA), a Delaware corporation, which will use the Company's proprietary web-based communication system to facilitate the front-end merchandise sourcing. The Company invested $300,000 during fiscal year ended June 30, 2000 (which was used to purchase software back from the Company). During fiscal year ended June 30, 2001, the Company invested an additional $100,000 for a total equity interest of 40% and accounts for this investment under the equity method. For the nine months ended March 31, 2002 and 2001, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $104,158 and $73,370 respectively, based on the Company's equity ownership percentage.

On March 25, 2000, the Company entered into an agreement with Good Support International Limited, a British Virgin Islands Company, to form a joint venture named Global Purchasing Dotcom, Inc. (GP.com), a Washington corporation, which will focus on implementing several targeted businesses in China's e-commerce market. The Company invested $400,000 during fiscal year ended June 30, 2000 (which was used to purchase software back from the Company). During fiscal year ended June 30, 2001, the Company invested an additional $600,000 for a total interest of 50% and accounts for this investment under the equity method. For the nine months ended March 31, 2002 and 2001, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $86,948 and an investment loss of $95,517, respectively, based on the Company's equity ownership percentage.

During fiscal year 2000, each of C-Me Taiwan, E-SEA, and GP.com entered into an agreement to purchase the Company's software for $300,000, $300,000 and $400,000, respectively. The Company has reduced the carrying amount of its investment in each of the joint ventures by the amount of the software sale. These amounts will be recognized in income as an adjustment to the Company's investments in the overseas joint ventures on a straight-line basis over a three-year period, the estimated life of the software sold. As of March 31, 2002 and 2001, the Company recognized income in the statements of operations from the amortization of these software sales in the amount of approximately $250,000 and $250,000, respectively. The respective joint ventures are amortizing the cost of software over the same three-year period; As a result, the total amortization expense recognized was approximately $250,000, and $250,000 respectively.

Accumulated Losses

The Company has incurred significant losses since its inception and may never generate or sustain a profit. For the quarter ended March 31, 2002, the Company reported a net loss of $554,633.  The Company devotes significant resources to developing, enhancing, selling and marketing its tradeshow, products and services.  As a result, the Company will need to generate significant revenues to maintain profitability.  The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

RESULTS OF OPERATION
Three Months Ended March 31, 2002 and 2001

Revenue

Net gross revenues on transaction sales for the quarter ended March 31, 2002 were $335,734, an increase of $335,734 or 100% increase compared to the same period last year.  The Company expects the volume of gross sales transactions and the gross profit margin percentage to maintain and grow, as it begins to fully utilize its overseas sourcing network and its external sales force.

ASAP tradeshow revenue on booth sales for the February 2002 show was $425,271, an increase of $425,271 or 100% increase compared to the same period last year.  The management expects that the second ASAP show to be held in Las Vegas in August of 2002 will increase the tradeshow revenue dramatically and hopefully the August show will break even or be profitable.

Subscriber fees increased $3,978 or 277% to $5,413 in the quarter ended March 31, 2002 from $1,435 in the same period last year, due to the increase in demand from the users of the Company's VTS, ISN and Web design services.

Operating Costs and Expenses

General and administrative expenses increased by $474,000, or 93%, to $982,117 for the three months ended March 31, 2002, as compared to $508,117 for the same period last year. The increase in general and administrative expenses is primarily due to the increase in the ASAP tradeshow related expenses such as hotel room commitment, convention space rental, contractor costs and payroll, professional consulting expenses, IR/PR, and traveling expenses related to the ASAP show division.  The total expenses for the February ASAP show were $795,132.   C-Me's core businesss general and administrative expenses were $186,985 compared to $508,117 for the same period last year.  The reduction of C-Me's core general and administrative expenses of $321,132 are primarily due to the reduction of payroll, professional fees, and effectiveness of overhead control.

Net Loss

The Company recorded a net loss of $554,633 for the three months ended March 31, 2002, a $207,662 decrease in net loss, as compared to a net loss of $762,295 for the same period last year.  The net operating loss of $369,861 for the February ASAP show was the primary reason of the losses for the quarter ended March 31, 2002.  The February ASAP show losses were within the budget and management believes it is a small cost to enter into the tradeshow industry.   C-Me's core business operating losses for this quarter were only $184,772, compared to $762,295 for the same period last year.  The decrease in net loss is attributable to $444,118 in net revenue compared to $7,147 from the same quarter last year.  The decrease in net loss is also attributable to a reduction in non-cash stock based compensation of $259,848 for the same quarter last year in addition to the reduction of core general and administrative expenses of $321,132.  Loss per share for the three-month period ending March 31, 2002 was $0.07 as compared to $0.10 as of March 31, 2001 due to a decrease in net loss.

Nine Months Ended March 31, 2002 and 2001

Revenue

Net gross revenues on transaction sales for the nine months ended March 31, 2002 were $1,412,356, an increase of $1,412,356 or 100% increase compared to the same period last year.  The Company expects the volume of gross sales transactions and the gross profit margin percentage to maintain and grow, as it begins to fully utilize its overseas sourcing network, the results of the ASAP tradeshow and its external sales force.

ASAP tradeshow revenue on booth sales for the February 2002 show were $425,271, an increase of $425,271 or 100% increase compared to the same period last year.  The management expects that the second ASAP show to be held in Las Vegas in August of 2002 will increase the tradeshow revenue dramatically and hopefully the August show will break even or be profitable.

Subscriber fees decreased $16,276 or 55% to $13,353 for the nine months ended March 31, 2002 from $29,629 in the same period last year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales and tradeshow revenue.

Operating Costs and Expenses

General and administrative expenses decreased by $156,279, or 9%, to $1,544,983 for the nine months ended March 31, 2002, as compared to $1,701,262 for the same period last year.  There were $795,132 in expenses related to the February ASAP show of the total $1,544,983 general and administrative expenses.  The ASAP show expenses were transferred from the prepaid expenses which are in conjunction with the deferred revenue transferred to tradeshow revenue for this quarter ended. C-Me's core businesss general and administrative expenses were $749,851 compared to $1,701,262 for the same period last year.  The reduction of core general and administrative expenses of $951,411 is primarily due to the reduction of payroll, professional fees, and effectiveness of overhead control.

Net Loss

The Company recorded a net loss of $1,108,884 for the nine months ended March 31, 2002, a $1,277,320 decrease in net loss, as compared to a net loss of $2,386,204 for the same period last year.  The net operating loss of $369,861 for the February ASAP show was part of the reason for the losses for the nine months ended March 31, 2002.  C-Me's core business operating losses for the nine months ended March 31, 2002 was $739,023, compared to $2,386,204, for the same period last year.  The decrease in net loss is attributable to $582,690 in net revenue compared to $35,341 from the same period last year.  The decrease in net loss is also attributable to a reduction in non-cash stock based compensation of $677,624, in addition to the reduction of general and administrative expenses of $156,279.  Loss per share for the nine-month period ending March 31, 2002 was $0.15 as compared to $0.31 as of March 31, 2001 due to a decrease in net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased from $2,617,046 as of June 30, 2001 to $1,715,823 as of March 31, 2002, primarily due to cash used in operations of $924,513.  During the current year, the Company had average monthly general and administrative expenses from its core operations (excluding non-cash compensation expenses) of approximately $83,300 as compared to $189,000 in 2001.  With working capital of approximately $1.7 million and average monthly expenses of approximately $83,300, coupled with growing net revenue in transaction sales and tradeshow revenue, the Company believes its operations can breakeven or become profitable by fiscal year end 2003.

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

On September 19, 2001, the Company entered into a non-revolving line of credit with a commercial bank for up to $250,000.  Borrowings under this line of credit bears interest at certain percentages and are secured by a  $250,000 time certificate of deposit at the bank.  The line of credit will expire June 15, 2002.  As of March 31, 2002 the Company has outstanding loan balances of $75,000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS'

None.

ITEM5.  OTHER INFORMATION

None.

ITEM6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on 8-K

On February 6, 2002 the Company filed a form 8-K to report a change in registrant's certifying accountant from Corbin & Wertz to Squar, Milner, Reehl & Williamson, LLP. The Company and Corbin & Wertz did not have any disagreements with regard to any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com

(Registrant)

Date: 5/15/ 2002	/s/ Frank S. Yuan Frank S. Yuan Chairman, Chief Executive Officer

Date: 5/15/ 2002	/s/ Luz M. Jimenez Luz M. Jimenez (Acting Chief Financial Officer)