Form 10KSB
period 2002-06-30
CYBER MERCHANTS EXCHANGE INC
filed 2002-10-08
CIK 1066961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------
                                   Form 10-KSB
(Mark one)

[X]  Annual report under section 13 or 15(d) of the Securities
     Exchange Act of 1934
                     For the fiscal year ended June 30, 2002
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition Period from _____ to _____


                        Commission file number 001-15643

                         Cyber Merchants Exchange, Inc.
                         ------------------------------
                 (Name of small business issuer in its charter)

                 California                          95-4597370
          -------------------------          -------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

600 S. Lake Avenue, Suite 208    Registrant's telephone number:
    Pasadena, California               (626) 793-5000                   91106
------------------------------                                        ----------
    (Address of principal                                             (Zip Code)
     executive offices)

    Securities registered under Section 12(b) of the Act:
         (Title of Class)                   Name of exchange on which registered

              None                                          None
------------------------------------        ------------------------------------

    Securities registered under
    Section 12(g) of the Act:         Common Stock, no par value
                             -------------------------------------------
                                             (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's net revenue for its most recent fiscal year:  $623,087.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 25, 2002, computed by reference to the closing price of that date, was $2,275,010, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On September 25, 2002, the registrant had 7,472,673 shares of Common Stock, no par value per share.
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement under Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.
          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES [ ] NO [X]

                         CYBER MERCHANTS EXCHANGE, INC.

                                    Index to
                          Annual Report on Form 10-KSB
                       For Fiscal Year Ended June 30, 2002

Part I                                                                     Page
Item 1   Description of Business............................................. 3
Item 2   Description of Property.............................................27
Item 3   Legal Proceedings...................................................27
Item 4   Submission of Matters to a Vote of Security Holders.................28

Part II
Item 5   Market for Common Equity and Related Stockholder Matters............29
Item 6   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................30
Item 7   Financial Statements................................................34
Item 8   Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure............................................35

Part III
Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act...................35
Item 10  Executive Compensation..............................................35
Item 11  Security Ownership of Certain Beneficial Owners and Management......35
Item 12  Certain Relationships and Related Transactions......................35
Item 13  Exhibits and Reports on Form 8-K....................................35

Signatures...................................................................37

Reports of Independent Certified Public Accountants.........................F-1

                                     PART I

Forward-Looking Statements
--------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company, as defined below. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those reflected in any forward looking statement made by or on behalf of the Company: reliance on collaborative retail partners; market acceptance of Company products and services; changing business conditions or technologies in the industry, which could affect demand for the Company's products and services; the impact of competition; problems with technology; product development schedules; and regulatory factors beyond the Company's control. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Item 1.  Description of Business
--------------------------------

OVERVIEW

Cyber Merchants Exchange, Inc.'s (the "Company" or "C-Me") primary business is bringing retailers and vendors together through an Internet-based communication system, known as the Internet Sourcing Network(TM), that enables them to conduct negotiations and to electronically source, purchase and sell merchandise on a global basis. Using its proprietary software, the Company maintains a secure yet open electronic network that allows retailers to manage on-line communications and transactions with their vendors. This front-end communications and trading process is generally referred to in the retail industry as "sourcing". In order for buy-sell transactions to be initiated, negotiated, and consummated between retailers and their vendors, high volumes of product and transaction data must be exchanged. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a vendor. The Company's related software products and services are designed to make the sourcing and transaction function easier and less time-consuming and costly.

C-Me has adopted a buyer-centric business focus by creating its proprietary Internet Sourcing Network(TM) ("ISN"), which consists of specialized private extranets for retailers that centralizes the merchandise review and search process. Its current large retail partners include Burlington Coat Factory, Factory 2-U Stores, and Bermo Enterprises. C-Me has built or is in the process of building each of these retailers their own private ISN. C-Me also provides services through its ISN to other retailers, including Value City Department Stores, Ross Stores and 99 cents only Stores.

In January 2001, the Company began to focus and continues to focus on sourcing overseas goods for small retailers and off-price retailers such as Value City Department Stores, Ross Stores, Factory 2-U Stores, Ames Department Stores and others who do not have their own import departments. The Company is using email to show the overseas' stock lots, or close out, merchandise in a standard format, and then C-Me's sales staff personally presents pre-qualified goods to the retailer who responds to the Company's email marketing. The Company's management team believes that having both an efficient and easy-to-use electronic trading system and a national sales force in place will significantly contribute to the Company's ability to successfully compete in the marketplace.

Also in January 2001, C-Me announced a tri-party financial platform in alliance with CIT Commercial Services and Bank SinoPac in Taiwan. The agreement eliminates the need for letters of credit by allowing exporters in foreign countries (currently exporters in Taiwan, Hong Kong and Vietnam) to ship merchandise to U.S. retailers with pre-approved credit lines established by CIT Commercial Services. Letters of credit have historically been the predominant means of payment for cross border trading, but are rapidly being supplanted by more creative and flexible financing mechanisms such as tri-party agreements that assure less risk for both exporters and retailers. The Company has a U.S. patent pending for this financing method.

In addition to its online e-commerce trading business, during September 2001, C-Me launched a new venture called the Apparel Sourcing Association Pavilion Trade Show ("ASAP Show"). ASAP Show is an international sourcing and manufacturing trade show that brings leading manufacturers from around the world to one venue to greet, meet and sell to buyers. ASAP Show is a natural extension of C-Me's core business on-line model. In the past six years, C-Me has created a comprehensive base of manufacturers from around the world. Through C-Me's network of global offices, the Company anticipates that many international manufacturers will exhibit at the ASAP Show twice a year in Las Vegas, Nevada.

C-Me continues to expand internationally. As of June 30, 2002, the Company has formed joint ventures in Taiwan, China, Thailand, Hong Kong, Korea, Bangladesh, and the Philippines. C-Me's strategy is to partner with reputable local companies in countries throughout the world to expand its international network. Through these joint ventures, localized merchandise-sourcing offices are established. In addition to these joint ventures, C-Me has sourcing agents in Turkey, Pakistan, Vietnam, Bangladesh, Sri Lanka, and Indonesia. Through these sourcing agents, C-Me's retail partners are expected to be able to source international merchandise directly and the Company is expected to be able to attract leading manufacturers to attend its ASAP Show. The Company believes its business model will be successful by providing a direct, global merchandise-sourcing channel for retailers to enable them to increase their vendor base and the Company's network.

THE COMPANY

C-Me is a California corporation that was formed in July 1996 under the name World Wide Magic Net, Inc., d.b.a. Cyber Merchants Exchange, Inc. On October 7, 1998, the Company changed its name to Cyber Merchants Exchange, Inc., d.b.a. C-ME.com. C-Me has a number of joint venture partners as follows:

                               Percentage of
                               Ownership by   State/Province of       Date of
Name of Joint Venture            the C-Me       Incorporation      Incorporation
-----------------------------  -------------  -----------------    -------------
Global Purchasing Dotcom, Inc.       50%           Washington          June 2000
E-SouthEast Asia, Inc.               47%            Delaware           June 2000
C-Me Taiwan                          40%             Taiwan        December 1999
C-Me Bangladesh                      50%           Bangladesh           May 2002
C-Me Korea                           50%              Korea            July 2001
C-Me Hong Kong                       50%            Hong Kong          July 2001

The Company's joint venture partners are its active sales agents for finding vendors, sourcing merchandise and promoting the ASAP Show.

INDUSTRY OVERVIEW

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

Pressure on retailers affects all players in the sourcing environment. Emerging technologies, such as C-Me's, can offer dramatic improvements in efficiency, costs and business process management. Purchasing automation efforts, such as Electronic Data Interchange ("EDI"), currently address the back-end efficiency. The front-end sourcing process should be automated as well. However, retailers appear to be reluctant to explore automated merchandise sourcing solutions at this time. The Company believes that retailers need to first address internal management and control processes in order to effectively utilize Internet sourcing capabilities. Currently, many retailers are structured without the necessary flexibility for the retail buyer to easily access and utilize the benefits of the Internet.

Recently many Internet-based businesses, including those in the business-to-business e-commerce industry, have experienced difficulties with the acceptance of their products and/or services. This is particularly true for the retail-based e-commerce businesses that are finding the retail industry in general is technologically behind other industries. Retailers are reluctant to move away from their existing systems and processes, and they prefer to interact with a salesperson. The Company found that custom implementation of its global sourcing services for a large retailer is time consuming and expensive. The Company also found that many vendors and manufacturers are so small that they do not even own a computer and are unable to interact through the Internet.

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

MARKET OPPORTUNITY

Retail buyers spend a majority of their time sourcing (searching for and locating) merchandise and vendors. The buying process is complex and multi-faceted. A retail buyer's decision process involves selecting qualified vendors based primarily on production volume, delivery, quality, and price. The buyer's objectives commonly include achieving pre-set goals for sales, turnover rates, expense levels, margins and profitability, and updating product selection to meet fashion trends.

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

The challenge is coming up with an affordable e-commerce solution that addresses both the front-end and back-end problems facing the retailer and its supply chain vendors. C-Me's services are designed specifically to meet these challenges and to provide a means for retailers to source merchandise from a larger international marketplace.

The ASAP Show continues to grow each year. The Company believes that the number of vendors will continue to grow as it broadens its overseas network through its joint venture partners and directly. The Company also anticipates that vendors and buyers attending the show will promote it on behalf of the Company and make other buyers and vendors aware of it.

C-ME'S SOLUTION

C-Me has continued to implement its business plan to become an international electronic trading company. During the last six years of development, the Company has begun to establish its technologies and methodologies through its Internet Sourcing Network ("ISN") and Virtual Trade Show ("VTS"), which have proven to be a valuable and effective tool for its retail partners to source overseas merchandise. The formation of multiple joint venture relationships with localized sourcing offices during the last six years has expanded the Company's ISN internationally. The Company's patent pending Global Financial Platform ("GFP") is beginning to be used by its U.S. retail partners to purchase overseas merchandise without the need for issuing foreign letters of credit. Over the past two years, ASAP Show has become increasingly more popular among retailers and vendors and is expected to continue to be a source of promotion of the Company's other services available to the apparel industry.

Overview of the C-Me Services
-----------------------------

The Company's Internet-based solutions were designed to meet the general merchandising needs of retailers and their vendors, with an initial emphasis placed on the bargain, or "off-price," apparel market segment. To that end, the Company has developed six interrelated service solutions: Internet Sourcing Network, Virtual Trade Show, Global Financial Platform, International Electronic Trade, Web Design and Hosting, and ASAP Global Sourcing Show.

A.  International Electronic Trade Business

1.       Internet Sourcing Network ("ISN")

         The cornerstone of C-Me's services is the proprietary ISN, comprised of private extranets developed in accordance with each retail partner's merchandising specifications. The Web-based turnkey solution automates the front-end merchandise sourcing activities of retailers, and has been designed to provide them with time and cost savings. The solution the ISN creates is a simple one. The ISN enables retailers and vendors located throughout the world to meet up and conduct business privately, using any Internet connection without investing in expensive hardware, software or training. Once a vendor subscribes to a retailer's ISN, they can receive feedback about particular merchandise reviewed by buyers and receive information about the long-term and short-term merchandising needs of the retailer. The vendor can then change its strategies to meet these needs by updating its product line - all over the same Internet connection. Vendors also receive an "open-to-buy" broadcast, of what a retailer is sourcing during a particular time period. Vendors pay a monthly subscription fee to display products on the ISN. Retailers are charged a nominal percentage for each sales transaction.

     2.  Virtual Trade Show ("VTS")

         The progenitor of C-Me's diverse services is the VTS, which is a centralized product showcase that features a multitude of products in easily understandable and searchable categories. The appeal of the VTS is its ability to enable direct marketing to a wide universe of retail buyers. Vendors may display product free of charge, if they also subscribe to an ISN.

     3.  Global Financial Platform ("GFP")

         The Company's innovative GFP eliminates the need for traditional letters of credit for international purchases made by retailers. CIT
         Commercial Services, a global source for factoring, financing and leasing capital, and Bank SinoPac in Taiwan participate in the GFP to allow exporters in Taiwan, Hong Kong and Vietnam to ship merchandise to C-Me's retailers with pre-approved credit established by CIT Commercial Services. Each party makes an effort to expedite transactions between an exporter and retailer while guaranteeing that the terms of the contract are fulfilled. In addition, foreign manufacturers can obtain potential working capital financing from Bank SinoPac. It is through the GFP that exporters, retailers, international banks and CIT Commercial Services will be linked to the platform, which is designed to provide rapid access to the innovative payment method of global purchasing. The GFP can be employed for any international sales transaction provided that the retailer's credit is first approved with CIT Commercial Services. Even retailers that do not source through C-Me's ISN or VTS may still utilize the GFP. C-Me charges a percentage transaction fee on all purchase orders written under the GFP.

     4.  Direct International Electronic Trade by C-Me

         C-Me utilizes its ISN and email marketing to push its own overseas close out and/or stock lot items to potential retail buyers. Once a buyer shows interest in a particular item, the Company's sales force hand carries a sample to the buyer with the goal of securing a purchase order. Through C-Me's GFP, a U.S. buyer can purchase the Company's overseas merchandise without issuing a letter of credit, and without being concerned about the quality of the goods that they purchase. The Company can earn the difference between the price sold to the retailer and the cost from the overseas manufacturer, which equates to 7% to 20% per transaction.

         Management believes that the idea of U.S. retailers purchasing overseas goods directly and without issuing a letter of credit will attract more transactions and retail partners in the near future. As of today, the Company has sold its goods to the following retailers: Factory 2-U Stores, Burlington Coat Factory, Value City Department Stores, Ross Stores, 99 cents only Stores, Ames Department Stores and other discount chains.

B.  Web Design and Hosting

         Many vendors do not have an Internet commerce strategy and most do not have a Web presence. C-Me solves this by providing a free template Web page and shared domain name to those vendors who subscribe to an ISN. Additionally, C-Me offers fee-based customized Web design and hosting services to meet the e-commerce needs of other vendors who do not use its ISN.

C.  ASAP Global Sourcing Show ("ASAP Show")

         ASAP Show is an international sourcing and manufacturing trade show that brings leading garment and textile manufacturers from around the world to one venue to meet, greet and sell to buyers. The attendance records for ASAP Show were 1,500 and 3,500 for the February and August 2002 shows, respectively. The attending exhibitors were 120 and 200 for the February and August 2002 ASAP trade shows, respectively. The participating countries were 10 and 18 for the February and August 2002 trade shows, respectively. This makes ASAP Show the world's largest garment and textile sourcing show.

Two additional services that the Company is developing are the Wholesale Auction Center and Factory Outlet Mall.

     1.  Wholesale Auction Center ("WAC")

         C-Me's WAC is being developed to provide a Web-based central location, or community, for vendors to liquidate odd lots and closeouts in bulk quantity. The WAC is being designed to feature the Company's patent-pending auction process, which, by a partnership with CIT Commercial Services utilizes the benefits of accounts receivable factoring for sellers and credit checks for buyers to eliminate the possibility of fraud in the auction transaction. The Company has filed a patent application for the WAC process. Sellers using the WAC will pay transaction commission fees. The Company has halted its plans to release the WAC until economic conditions improve.

     2.  Factory Outlet Mall ("FOM")

         The FOM is a public vertical marketplace, which is being developed to enable vendors to sell merchandise directly to consumers. The FOM is being designed to supplement C-Me's business-to-business solutions by giving vendors a direct business-to-consumer e-commerce package, consisting of secure credit card transactions, shopping cart functions and automatic calculation of sales tax and freight charges. Vendors selling on the FOM will pay transaction commission fees. The Company has halted its plans to release the FOM until economic conditions improve.

Benefits of the ISN to Retailers and Vendors
--------------------------------------------

The Company's primary focus is its ISN, which creates a merchandise sourcing and information pipeline for the retail industry. The worldwide retail industry is fragmented, with thousands of buyers and sellers connecting sporadically and inefficiently. The Company believes its virtual pipeline can eliminate costs, redundancies and system integration barriers currently facing retailers, and expedite the flow of usable product information to retailers from vendors through its low-cost, low-technology, real-time feedback communication system. The Company's management understands not only the individual retailer's business but also the retail industry as a whole. Although the retail industry is slow to accept computer technology and Internet platforms as business solutions, the Company is committed to marketing and implementing services that meet the needs of retailers and their vendors. The Company is using its joint venture organizations to educate and incorporate vendors into its network.

Additional Benefits of the ISN to Retailers
-------------------------------------------

Key benefits of the Company's services specifically to retailers include the following:

     o Efficiency - C-Me can build and maintain a customized Web-based system that streamlines and automates the front-end merchandise sourcing process and provides instantaneous visual access to available merchandise on a 24/7 basis. Buyers can only view products within their merchandising categories.

     o   Cost - The  solution  can be  delivered  at no cost to the retailer and
         without  legacy  system   integration   and  without   eliminating  the
         "touch-and-feel" necessary to retail buyers.

     o Expediency - The ISN can push the most updated product information, including pictures, to the Company's retail partners in a standardized format, which the buyers can immediately view in a user-friendly environment.

     o Scalability - The ISN is completely scalable to service hundreds of buyers in thousands of buying categories.

     o Sourcing Benefits - The ISN can facilitate new relationships from C-Me's international database of vendors. Each electronic transaction through the ISN may be completed in less than one week rather than the normal three to four-week cycle. The shortened transaction time is especially important for off-price retailers with faster turning inventory, and for vendors who turn idle inventory to immediate cash flow.

     o Open to Buy Broadcasts - Retailers can utilize the ISN to broadcast their open-to-buy information and future made-to-order information through the Company's ISN. In this way, C-Me's international vendor community can respond to their broadcasts in a proactive manner.

Additional Benefits of the ISN to Vendors
-----------------------------------------

C-Me's services give vendors direct access to targeted retail buyers, knowledge about a retailer's procurement cycle, the ability to receive broadcast open-to-buy information from retailers, and 24-hour, real-time access to the ISN to diversify their product lines by adding, changing and updating product information. C-Me creates value for vendors by:

     o Matching Buyers and Sellers Securely - The Company's system works by guaranteeing that the right buyer views every product a vendor wants to sell, making business more time and cost efficient.

     o Offering Dynamic Response - The Company creates value by providing specific feedback from retailers on products, which vendors can utilize to design and market their products.

     o Providing an Affordable and Complete Solution - Vendors pay a nominal subscription fee for a complete e-commerce solution. Auxiliary services include Web design and hosting free template home pages.

     o Delivering Open-to-Buy Requests - The Company brings significant value to vendors by delivering a retailer's buying needs ("open-to-buy") to vendors on a weekly basis, providing a proactive selling opportunity.

Benefits of the GFP to Retailers and Vendors
--------------------------------------------

C-Me believes that the GFP has dramatically simplified the import process by replacing traditional letters of credit with CIT Commercial Services credit assurance of its retail partners. Key benefits include the following:

     o Time Savings - The GFP is designed to eliminate the time it would otherwise take for a buyer to obtain a letter of credit. Transaction delays may be detrimental to a buyer that needs the ordered items quickly. In the meantime, it may also be detrimental to a seller's cash flow associated with the transaction that is not forthcoming because of processing delays with a letter of credit.

     o Efficiency - The GFP is designed to streamline the transaction cycle. As long as the buyer's credit is approved by CIT Commercial Services in advance and the purchase order is written to C-Me, C-Me will mirror the purchase order to the seller. The seller is responsible for shipping quality goods on a timely basis.

     o Standard Payment Terms - The computer and high tech industries purchase overseas merchandise with net 30 days or longer payment terms, without issuing a letter of credit. The Company believes that with its GFP a traditional commodity business can now enjoy the same benefits.

     o Landed Duty Paid Quotations - The benefits of landed duty paid quotations are to eliminate U.S. buyers as the importer of record and all the hassles associated with that. The GFP requires that the foreign manufacturer becomes the importer of record and owns the goods until they are inspected and approved by the U.S. buyer. Landed duty paid price quotations make it easier for buyers to compare import costs.

     o Increased Line of Credit - Retailers may enjoy an additional line of credit offered by CIT Commercial Services that free of any collateral or security requirements.

     o Cash Advances for Vendors - C-Me vendor partners with overseas banks may receive accounts receivable financing for up to 80% of the receivable amount once they have shipped the merchandise instead of having to wait for the retailer to pay, which can take at least 30 days.

     o Decreased Risk - C-Me's GFP is designed to reduce the risk of fraud for both buyers and sellers. It is the vendor's responsibility to make sure the quality of the merchandise is equivalent to the samples presented to the buyer. The buyer will pay CIT Commercial Services when the invoice is due. If the buyer does not pay due to financial reasons, CIT Commercial Services will pay. On the other hand, if the quality of the merchandise received by the buyer is not as consistent with the samples provided, the buyer then has the ability to charge back the vendor for the disputes.

Benefits of the ASAP Global Sourcing Show
-----------------------------------------

     o Advantage to the Attendee - ASAP Show is held in conjunction with the world's largest apparel convention week in Las Vegas. ASAP's mission is to assist buyers by providing a means to conveniently shop, source and compare products from around the world under one roof.

     o Advantage to the Exhibitors - Most of the full-package turn-key garment manufacturers located outside the U.S. do not have the opportunity to promote their production capabilities and products to multiple U.S. buyers. The Company is not aware of any other trade show besides ASAP Show that assists vendors with the promotion of their production capabilities and products to U.S. buyers.

     o Advantage to C-Me - ASAP Show helps brand, expose and promote C-Me as the premier retail merchandise sourcing house in the U.S..

SUPPORTING TECHNOLOGY

The Company has developed three proprietary technologies designed to improve the efficiency of its ISN services:

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

     2.  Focused Broadcasting ("FOCASTING(TM)")

     The Company's FOCASTING(TM) software enables retail buyers to create individual Web pages filled with only those products that fall within their buying responsibilities, thereby limiting unnecessary "surfing". After the buyer creates his or her customized Web page, the FOCASTING(TM) software will "push" or broadcast all products contained within the Company's database directly to the buyer's desktop. For example, if a men's jeans buyer created a customized Web page using FOCASTING(TM) and selected "men's jeans," the FOCASTING(TM) software would transmit all the information and images relating to men's jeans within the Company's database to the buyer each time he or she logs on.

     3.  Dynamic End-User Profile System ("DEPS(TM)")

     The DEPS(TM) software provides retail buyers and vendors with numerous interactive functions. The DEPS software allows a user to maneuver and manipulate (delete, restore, etc.) the product information contained within his or her own product database. In addition, DEPS alerts a user whenever "new" or "close-out" items are added to the user's database. For the vendor, DEPS enables them to remotely change, upload and delete their product information based on users' requests as well as receive business critical announcements from buyers. Additionally, DEPS(TM) will allow the buyer to send bulk or personal e-mails to all vendors in the ISN. These may be used to announce the buyer's "open-to-buy position", request special products, and announce merchandise buying and planning goals. These interactive features available through DEPS(TM) are intended to give vendors a competitive edge by providing a means of rapid response to buyers' needs and vendors' products.

MARKETING PLANS AND SALES

General Marketing Plans
-----------------------

C-Me has targeted its service solutions to off-price and discount retailers, and their merchandise suppliers. C-Me now also markets its own merchandise directly to individual buyers within these retail organizations for transaction-based sales.

C-Me, along with its overseas joint venture companies, partners with foreign governments and their trade promotion staff to promote it's the Company's ASAP Show. C-Me, the organizer and host of ASAP Show, is aggressively promoting ASAP Show through direct mail, e-mail marketing, trade magazines, newspapers and advertisements. ASAP Show provides matchmaking, educational seminars, and conferences. These services help to promote ASAP Show and set it apart from other traditional trade shows.

Beginning in January 2001, C-Me established an internal sales and marketing force with the objective of building direct relationships with its retail customers and better facilitating customer product feedback and program needs. Through its team of national sales executives located in key market areas, the Company continues to explore opportunities to expand its transaction-based services with new retailers by prospecting for new retailers to add to its ISN. The Company continues to leverage existing retailer and vendor relationships by offering additional services provided by C-Me, such as program development, Web design and hosting, open to buy broadcasts and product marketing. The Company also continues to market its ISN directly, and through its overseas joint venture companies, to retailers and vendors.

The Company is marketing its GFP financial platform by building a relationships with large retailers and importers who can demonstrate the process and generate referrals.

Specific Marketing Plans
------------------------

Management has established or is in the process of establishing affiliations and contracts with several retailers. To date, the Company has two primary retail partners: Burlington Coat Factory Warehouse Corporation ("BCF") and Factory 2-U Stores, Inc. ("F2U"). Under the terms of the BCF contract, the Company has built an exclusive ISN for BCF free of charge. In return, BCF will provide the Company with a list of its existing vendors and assist the Company in marketing the ISN to these vendors. BCF will also receive 50 percent of the monthly hosting fees collected from vendors who join BCF's ISN. The Company has issued to BCF a warrant to purchase shares of common stock of the Company.

The Company's second retail partner is F2U. Under the terms of the F2U contract, the Company has built an exclusive ISN free of charge. In return, F2U has agreed to mandate its vendors to join the ISN. F2U will receive 33 percent of the subscription fees collected from vendors who join F2U's ISN. The Company has issued to F2U a warrant to purchase shares of common stock of the Company.

In January 2001, C-Me announced a tri-party financial platform and alliance in which CIT Commercial Services, the leading global source for factoring, financing and leasing capital. Bank SinoPac in Taiwan will advance up to 80% of the receivable to exporters in Taiwan when they ship merchandise to pre-approved retailers in the United States. Foreign manufacturers may also be able to obtain working capital financing from Bank SinoPac. The GFP links exporters, retailers, international banks, which provides rapid access to innovative global purchasing without a letter of credit.

C-Me has signed a three-show contract with Fred Nassiri to be his sub-tenant at the Las Vegas Hilton Convention and Casino Center starting August 2002.

Sales and Potential Revenue Streams
-----------------------------------

The Company's primary source of revenue over the next 12 months is anticipated to be transaction-based profit margins generated by retailers' purchases of the Company's goods. The Company has moved into this role primarily because of the slow acceptance of retailers to implement or participate its ISN. C-Me has found that domestic vendors are unwilling to pay subscription fees for the ISN due to an insufficient number of retailers utilizing the system. Until significant numbers of retailers actively utilize the network, the Company will be unable to depend solely on revenue generated from subscription fees paid by vendors. The Company envisions made-to-order and programmed goods as a viable new source of revenue for 2002.

The Company also anticipates generating revenue in the form of transaction fees associated with buyers utilizing the GFP to finance their purchases outside of the Company's ISN.

Finally,  the Company  expects to continue  to  generate  revenue  from its ASAP
Global   Sourcing  Show  through   exhibitor   participation   fees,   corporate
sponsorships, and advertisement fees.

COMPETITION

International Electronic Trade Business
---------------------------------------

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

The Company's primary competitors of the Company's international electronic trade business are as follows:

      o QRS enables retailers and vendors to list, buy and sell merchandise through a staged auction process over the Internet. All buyers and sellers are pre-registered and authorized to trade by QRS. After registering, customers are provided with a Tradeweave
         `Passport,' which authenticates them as an approved trader in the marketplace. Sellers issue `Visas' to selected approved buyers to formalize trading relationships. Sellers benefit by increasing their market reach, drawing more competitive bids and gaining more control over their brand and the sales process. Buyers benefit by having broader access to merchandise at attractive prices through a central location. Both sellers and buyers benefit from an integrated e-commerce back-end using existing QRS services. All industry players have access to Tradeweave's retail trade news, content and directories.

      o Global Sources is an enabler of global merchandise trade. Global Sources develops and operates independent Internet marketplaces and offer software solutions that facilitate cross-border transactions in public and private environments. Global Sources cataloging software and content management infrastructure support these offerings, while its trade magazines remain a key complementary component of its total solution. Global Sources enables trade for an established, independently certified community of more than 259,000 active buyers in 230 countries and territories. These buyers purchase direct goods in volume for resale and generate more than 2.7 million inquiries annually for over 110,000 suppliers through Global Sources Online.

      o PurchasePro is a business-to-business e-commerce software company that provides solutions to help businesses of all sizes buy, sell, and market better. PurchasePro also operates a commerce network interconnecting more than 250,000 businesses and powering hundreds of private and public marketplaces with its highly scalable, hosted e-commerce software. PurchasePro offers fully functional marketplaces with thousands of buyers and sellers ready to transact business can be operational in 45 days or less. PurchasePro offers four industry-leading marketplace products: e-Source; e-MarketMaker; e-Procurement; and v-Distributor. Customers buy memberships in order to access buying and selling communities, or "e-marketplaces". One of its services is the group-buying discount.

      o VerticalNet is an enterprise software provider that helps businesses leverage the Internet to increase efficiencies in their internal and external business processes. Additionally, VerticalNet's Small/Medium Business Group provides industry-specific online sales and marketing products and services to small- and medium-sized suppliers. VerticalNet provides marketing solutions that connect suppliers with large pools of buyers within its 59 industry-specific marketplaces, other public marketplaces, and private buying communities. The company has also enhanced its Web- sites with online auction capabilities.

      o Ariba makes operating resource management ("ORM") products, which helps companies track and manage supply purchases over the Internet and corporate intranets. Its scalable ORM software automates e-commerce transactions and contains modules for creating customized forms and managing expense reports. Its Ariba.com network connects buyers to suppliers, helps suppliers provide product catalogs and route order transactions. Ariba's customers include AMD, Chevron, Merck and Staples.

      o Commerce One offers software and services that connect global buyers with suppliers of business goods and services over the Internet. Its BuySite software simplifies the buying process by providing product catalogs from different suppliers, automating approvals and enforcing buyer- and seller-specific policies. Its MarketSite.net Web-site enables buyers and sellers using different software applications to seamlessly connect and perform e-commerce transactions. The company also provides services including content management, order availability information, status tracking and transaction support.

      o Retek provides inventory management software that lets retailers interact across the Web with suppliers, wholesalers, transportation companies and other links in the supply chain. Customers include Ann Taylor, Eckerd, CBRL Group and Lancome.

Additional auction competitors of C-Me are as follows: Merchandise-online.com, Redtagbiz.com and Retailexchange.com.

ASAP Show
---------

There are numerous fashion, apparel, textile and accessories/supplies trade shows in the U.S. each year. Some of these shows are well established and have been held for years. The Company's trade show is focused on sourcing merchandise and merchandise manufacturing services from vendors located throughout the world, but currently with an emphasis on vendors from Southeast Asia.

The primary competitors of the Company's ASAP Show are as follows:

      o MAGIC - MAGIC, the Men's Apparel Guild in California, was founded in 1933. Due to enormous growth, the show relocated from Los Angeles to Las Vegas in 1989. Today MAGIC International is the world's largest and most widely recognized organizer of apparel and fashion industry trade shows. The shows encompass every facet of fashion: MAGIC for men's apparel; WWDMAGIC and femme for women's apparel; MAGIC kids for children's apparel; the edge for the progressive market; and International Fashion Fabric Exhibition and I-TexStyle for the textile and sourcing markets.

      o The Off-Price Specialist Show - The Off-Price Specialist Show is the premiere show for off-price apparel and accessories. Four shows are held each year in Las Vegas and New York are host to thousands of attendees ranging from major merchants to single storeowners looking for bargains.

      o Material World Miami Beach - Material World showcases the latest introductions and innovations from leading mills, textile converters, trim and related product manufacturers, as well as software and CAD system providers.

      o NAMSB WorldSource - NAMSB is an exposition that enables international manufacturers and U.S. buyers to work directly together on sourcing for Men's Wear, Women's Wear, Children's Wear, Accessories, Apparel Textiles and Leather. The show is held twice a year in New York's Javitz Convention Center.

      o WWIN - Women's Wear in Nevada caters to the big and tall. While mostly women's fashions, it also includes hand-crafted items and accessories. It is held twice a year at the Rio Hotel and Casino.

Although the competitors detailed in the preceding paragraphs may offer similar services to C-Me, the Company believes that no other company has its range of services, approach to serving the industry or such an experienced management team. C-Me is focused on providing a complete merchandise sourcing solution by providing on-line merchandise sourcing, a network to access overseas markets, its Global Financial Platform, its ASAP Global Sourcing Show, and other services focused on serving buyers' needs.

RESEARCH AND DEVELOPMENT

The Company currently provides two technical services to its customers: the Internet Sourcing Network and the Virtual Trade Show. Both services are embedded with custom Web-site design. The Company also has three supporting technologies:
(i) Product Driven Search Engine; (ii) Focused Broadcasting; and (iii) Dynamic End-User Profile System. All of these technologies were developed in 1997 and 1998. In fiscal year 2001, the Company spent an insignificant amount on research and development, but spent substantial amounts on Web-site maintenance costs (approximately $350,000). Any funding of research and development will be used to continue development of the services offered and supporting technologies of the Company.

The Company is expected to spend an insignificant amount on research and development in the near future as the Company is evaluating the potential benefits of two services: Wholesale Auction Center and Factory Outlet Mall. Development of these two services has currently halted until economic conditions improve. Until the Internet Sourcing Network is more broadly implemented throughout the retail industry, the Company will evaluate three alternative avenues of use for its two services: (i) internal development; (ii) outsourcing; or (iii) purchasing on-shelf software. The decision of spending a large amount of resources on research and development will be based upon the competitive environment, product availability, and relative costs and performance.

INTELLECTUAL PROPERTY PROTECTION

The Company has two patents pending that pertain to business processes:

     1.  Global Financial Platform ("GFP") (patent pending)

         C-Me's GFP eliminates the need for letters of credit by allowing small- to medium-sized enterprises ("SMEs") in other countries to ship merchandise to pre-approved buyers in the United States. Letters of credit have historically been the predominant means of payment for international trading.

C-Me pioneered this process by establishing the first tri-party agreement with The CIT Group and Bank SinoPac in Taiwan. By virtue of C-Me's international factoring agreement, SMEs, retailers, international banks and CIT Commercial Services are linked to its Global Financial Platform. Through this arrangement, each of the tri-party participants plays an integral role. First, CIT Commercial Services guarantees the credit worthiness of the U.S. retailers. Secondly, Bank SinoPac provides working capital financing and acts as the conduit for foreign SMEs to receive payment. Through C-Me's GFP (patent pending), U.S. retailers can purchase overseas merchandise, just as they purchase domestic merchandise, with open terms and without the need to open letters of credit. Overseas SMEs ship merchandise to pre-approved retailers without payment risk. SMEs can also utilize the platform for advancing cash flow.


The Company currently has patent applications pending on an Innovative Financing Method and System Therefore ("Financing Method"). The Company has received no substantive Patent Office action on the Financing Method application.

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

The Company currently has patent applications pending on an Auction with Methods and Mechanisms to Avoid Fraud ("Auction") The Company has received a first

Patent Office action regarding the Auction application that rejects the claims currently pending. The Company intends on responding to this action in pursuit of a patent on the Auction.

In addition, the Company has trademarked the following trade names: ASAP(TM); DEPS(TM); FOCASTING(TM); and Internet Sourcing Network(TM).

GOVERNMENT REGULATION

Since the Company's core business is related to international trade, there are numerous U.S and foreign government regulations and restrictions that impose a significant burden upon the Company's international business, such as quota limitations for apparel entering the USA, tariffs and U.S. Customs controls. The World Trade Organization's ("WTO") bilateral agreement between the U.S. and each overseas country has numerous limitations and conditions to be met. Any violation of the WTO conditions will have a material effect on the Company's core business.

Government regulation of the Internet is another barrier that the Company faces. For example, wide use of the Internet is restricted in China and other countries where the Company may seek to do business.

EMPLOYEES

As of September 26, 2002, the Company had 12 full-time employees and 1 part-time employee classified as follows: 2 full-time executive officers; 4 full-time administrative personnel; 6 full-time marketing personnel; and 1 part-time technical personnel. None of the employees are subject to a collective bargaining agreement, and the Company believes that relations with its employees are good.

RISK FACTORS

Shareholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB and the Company's other filings with the Securities and Exchange Commission.

Industry Risks
--------------

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

         THE INTERNET INDUSTRY IS EXPERIENCING CONSOLIDATION THAT MAY INTENSIFY COMPETITION.

The Internet industry has recently experienced substantial consolidation and a proliferation of strategic transactions. The Company expects this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm it in a number of ways. For example:

        o competitors could acquire or partner with companies with which the Company has strategic relationships and discontinue the relationship, resulting in the loss of opportunities for its products and services or the loss of certain enhancements or value-added features to its products and services;

        o a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with the Company; and

        o other companies with related interests could combine to form new, formidable competition, which could preclude the Company from obtaining access to certain markets or content, or which could
          dramatically   change  the  market  for  the  Company's  products  and
          services.

        THE COMPANY'S  FUTURE REVENUE   DEPENDS  SIGNIFICANTLY  ON THE VOLUME OF
        INTERNET USE AND THE ACCEPTANCE  OF THE INTERNET AS A COMMERCIAL MEDIUM.

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

The Company's future revenue will depend significantly on the widespread acceptance and continued use of the Internet as a source of information and a commerce vehicle. Rapid growth in Internet use is a recent trend and market acceptance of the Internet as a commercial medium is highly uncertain.

The Internet may not be accepted as a viable commercial medium for distribution of information and engaging in commerce for a number of reasons, including, without limitation:

        o inadequate development of the network infrastructure;
        o inadequate development of enabling technologies; and
        o concerns about privacy and security among users.

        THE COMPANY'S BUSINESS IS DEPENDENT ON ITS ABILITY TO MAKE USE OF NEW COMPUTER TECHNOLOGIES AND ON THE SUCCESS OF THE INTERNET AS A VEHICLE OF COMMERCE.

The market for Internet access is characterized by rapidly changing technology, evolving industry standards, changes in users' needs and frequent new service introductions. The Company's future success will depend, in part, on the use of leading technologies to provide seamless access to and service through its Web site. There can be no assurance that the Company will be successful in using new technologies effectively, developing new services or enhancing existing services on a timely basis.

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

Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

        o limit the growth of the Internet;

        o create uncertainty in the marketplace that could reduce demand for the Company's products and services;
        o increase the Company's cost of doing  business;
        o expose the Company to significant liabilities associated with content available on its Web-sites or distributed or accessed through its products or services;
        o lead to increased product development costs, or otherwise harm the Company's business; and/or
        o decrease the rate of growth of the Company's user base and limit its ability to effectively communicate with and market to its user base.

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

Company Risks
-------------

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

To address the risks and uncertainties faced by the Company, it must:

        o establish and maintain broad market acceptance of its services and convert that acceptance into direct and indirect sources of revenues;

        o maintain and enhance its presence as a viable and attractive option to retailers;

        o continue to timely and successfully develop new products, product features and services, and increase the functionality and features of its existing products;

        o successfully respond to competition from others; and

        o develop  and  maintain  strategic   relationships  to  enhance  the
          distribution, features and utility of its products and services.

The Company's business strategy may be unsuccessful and it may be unable to address the risks it faces in a cost-effective manner, if at all. The Company's inability to successfully address these risks will harm its business.

        THE COMPANY HAS NOT PRODUCED A PROFIT AND CANNOT BE CERTAIN THAT IT WILL PRODUCE A PROFIT OR REMAIN PROFITABLE IF IT DOES GENERATE A PROFIT.

The Company is not profitable and may never become profitable. If the Company does achieve profitability, it cannot be certain that it will remains profitable nor that profits will increase in the future. The Company has incurred significant losses since its inception and may never generate or sustain a profit. For the fiscal year ended June 30, 2002, the Company reported a net loss of $2,182,051. The Company devotes significant resources to developing, enhancing, selling and marketing its products and services. As a result, the Company will need to generate significant revenues to maintain profitability. The Company may not be able to continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

        THE   COMPANY  EXPECTS  TO  DEPEND  ON  REVENUE  FROM ITS  DOMESTIC  AND
        INTERNATIONAL   INTERNET  SOURCING  NETWORKS,  VIRTUAL TRADE SHOW,  ASAP
        GLOBAL SOURCING  SHOW AND WEB DESIGN AND HOSTING.

The Company expects to depend primarily on revenue from the complete implementation of its domestic and international Internet Sourcing Networks, Wholesale Auction Center, and Factory Outlet Mall, and on revenue from the existing Virtual Trade Show, and continuing revenue from ASAP Global Sourcing Show, Web-site design and hosting for its subscribers. The Internet Sourcing Network has not generated any revenue and there is no guarantee that it will generate revenue in the future. The Wholesale Auction Center and Factory Outlet Mall are in development; there is no guarantee either of these services will be implemented or generate any revenue. The Virtual Trade Show, ASAP Global Sourcing Show and Web site design and hosting have generated revenue in the past. However, there is no guarantee that these services will continue to generate revenue or that that the revenue generated will meet the Company's expectations.

        THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY

As a result of the Company's limited operating history and the rapidly changing nature of the markets in which it competes, the Company's quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond the Company's control. These factors include the following, as well as others discussed elsewhere in this section:

        o how and when the Company introduces new products and services and enhances its existing products and services;
        o the   Company's   ability   to   establish   and  maintain   strategic
          relationships;
        o the Company's ability to attract,  train and retain key personnel;
        o the Company's ability to form and maintain strategic alliances with retail businesses;
        o the emergence and success of new and existing competition;
        o varying operating costs and capital expenditures related to the expansion of the Company's business operations and infrastructure,
          domestically  and   internationally,   including  the  hiring  of  new
          employees;

        o technical difficulties with the Company's products, system downtime, system failures or interruptions in Internet access;
        o costs related to the acquisition of businesses or technology; and
        o costs of litigation and intellectual property protection.

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

The Company is subject to the normal risks of doing business internationally, as well as risks specific to Internet-based companies in foreign markets. These risks include:

        o delays   in   the  development  of   the  Internet  as a  vehicle  for
          business-to-business transactions in international markets;
        o difficulties   in  managing  operations due to distance,  language and
          cultural differences;
        o unexpected changes in regulatory requirements;
        o export and import restrictions, including those restricting the use of encryption technology;
        o tariffs and trade barriers and limitations on fund transfers;
        o onger   payment   cycles  and   problems   in   collecting    accounts
          receivable;
        o potential adverse tax consequences;
        o exchange rate fluctuations;
        o increased   risk of  piracy  and  limits on the  Company's  ability to enforce its intellectual property rights; and
        o other legal and political risks.

Any of these factors could harm the Company's business operations.

        THE COMPANY DEPENDS ON RELATIONSHIPS WITH KEY RETAIL PARTNERS AND ITS ABILITY TO CREATE MORE SUCH RELATIONSHIPS.

The Company's business model is buyer-centric. Successful implementation of the model is predicated on the Company's ability to create and nurture strong partnerships with retailers. If the Company is unable to maintain existing partnerships or establish new partnerships with retailers, its revenue and profitably will not meet its expectations and it may not be able to fund its operations.

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

The loss of the services of executive officers or key employees, especially Mr. Frank Yuan, its Chief Executive Officer, could harm the Company's business. None of the Company's executive officers has a contract that guarantees employment. The Company does not maintain "key person" life insurance policies.

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

The Company cannot successfully implement its business model if it fails to manage its growth. The Company has rapidly and significantly expanded its operations domestically and internationally and anticipates further expansion to take advantage of market opportunities. If the Company's growth continues, it will need to continue to improve its financial and managerial control and reporting systems and procedures.

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

Investment Risks
----------------

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

Any additional issuances by the Company from its authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. Out of the 40,000,000 authorized common shares of the Company, 32,527,327, or 81%, remain unissued. The Board of Directors of the Company has the power to issue such shares without shareholder approval. None of the 10,000,000 authorized preferred shares of the Company are issued. There are outstanding warrants and options whose holders may acquire additional common shares. The Company fully intends to issue additional common shares or preferred shares in order to raise capital to fund its business operations and growth objectives.

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

        LIMITED LIABILITY OF EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE SHAREHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM

The Company's articles of incorporation and by-laws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder's investment in the Company may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by the Company pursuant to the indemnification provisions of the articles of incorporation and by-laws. The impact on a shareholder's investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against one of the Company's officers or directors. The Company has been advised that the SEC takes the position that these provisions do not affect the liability of any director under applicable federal and state securities laws.

Item 2.  Description of Property
--------------------------------

The Company leases its corporate headquarters located at 600 S. Lake Avenue, Suite 208, Pasadena, California 91106. Its telephone number is (626) 793-5000. The lease commenced on October 1, 2000, and expires on October 31, 2002, with an option to renew for a 3-year period. The Company currently leases approximately 2,002 square feet at an average monthly rent of approximately $3,604.

Item 3.  Legal Proceedings
--------------------------

The Company and Frank S. Yuan ("Yuan") filed a lawsuit against Yoram Dahan ("Dahan") in the Superior Court of the State of California, County of Los Angeles, Central District (Case No. BC 274550) on May 4, 2002. The claims by the Company against Dahan arose out of certain activities undertaken by him as an employee of the Company while serving as the director of business development and President of the ASAP Show, a division of the Company. The Company alleges, among other things, that Dahan failed to fulfill his contractual obligations as an employee and breached his fiduciary duties to the Company for a number of reasons, including by acting to usurp ownership rights to the ASAP Show and by attempting to operate the trade show independently from the Company. Further, Yuan and the Company charged in the lawsuit that Dahan defamed both Yuan and the Company.

In response to the lawsuit filed by Yuan and the Company, Dahan filed a Cross-Complaint against the Company and Yuan on June 26, 2002 in the same court (Case No. BC 274550) alleging breach of contract, fraud, misappropriation of confidential information, intentional interference with prospective economic advantage, and breach of implied covenant of good faith and fair dealing, all related to the ASAP Show. Dahan claims that he owns a certain percentage of the ASAP show and that he is owed certain amounts in commissions and other compensation for work performed by him. The Cross-Complaint seeks monetary damages, including a share of any profits that the Company might generate from the ASAP Show, and further seeks punitive damages for allegedly fraudulent acts by the Company in misappropriating the ASAP Show contract rights.

The Company intends to pursue its Complaint for damages against Dahan and to vigorously defend the Cross-Complaint brought by Dahan. The Company believes that it is not obligated to make any payments to Dahan and has meritorious defenses to all of Dahan's allegations. However, if the Company does not prevail and the Court awards the percentage ownership rights to the ASAP Show or awards any significant damage award to Dahan, including any punitive damages, this would have a material adverse effect upon the Company.

Except as described above, to the knowledge of the Company's executive officers and directors, the Company is not a party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and its executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On December 21, 2001, the Company held its annual meeting of shareholders in Pasadena, California. At this meeting, shareholders of the Company were asked to vote on the election of members to the board of directors. All of the nominated directors were elected by the Company's shareholders as a result of the following votes:



                                   Votes "For"       Votes "Against"
                                    Election           Election
         John F. Busey              4,849,406              0
         James L. Vandeberg         4,849,406              0
         Mary B. McNabb             4,849,406              0
         Charles Rice               4,849,406              0
         Deborah Shamaley           4,849,406              0
         Frank S. Yuan              4,849,406              0

In addition to the election of directors, the following matter was voted upon at the Annual Meeting:

To ratify the selection of Corbin & Wertz as the Company's independent auditors for the fiscal year ending June 30, 2002. The votes were cast as follows:
4,849,159 in favor of ratification; 245 against ratification; and 2 abstaining (subsequently, on January 30, 2002, Corbin & Wertz was dismissed as the Company's independent auditors and Squar, Milner, Reehl & Williamson, LLP was hired as the Company's independent auditors (see Item 8 of this annual report on Form 10-KSB).

No other matters were submitted to the Company's shareholders at the annual meeting.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

The Company's common stock is traded on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol "CMEE." The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock as quoted by various market makers for the period of July 1, 2000 through June 30, 2002.

          July 1, 2000 to June 30, 2001:          High*         Low*
                                                  --------------------
                  First Quarter                   $ 7.06        $ 2.75
                           Second Quarter         $ 5.375       $ 2.125
                           Third Quarter          $ 4.268       $ 0.281
                           Fourth Quarter         $ 0.50        $ 0.156

                  July 1, 2001 to June 30, 2002:  High*         Low*
                                                  --------------------
                           First Quarter          $ 0.51        $ 0.27
                           Second Quarter         $ 0.55        $ 0.17
                           Third Quarter          $ 0.40        $ 0.22
                           Fourth Quarter         $ 0.40        $ 0.29

* The source of the high and low closing sales price information is Commodity Systems, Inc. and can be found on Yahoo's Web-site at http://finance.yahoo.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company's securities are subject to the Securities and Exchange Commission's "penny stock" rules. The penny stock rules may affect the ability of owners of the Company's shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

The Company's securities are also subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Company's securities to buy or sell in any market that may develop.

HOLDERS OF RECORD

On September 25, 2002, the Company's issued and outstanding common stock totaled 7,472,673 shares, held by 242 shareholders of record and by an undetermined number of additional shareholders through nominee or street name accounts with brokers.

DIVIDENDS

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings on the continued development and operation of its business. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors, as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sale of the Company's securities without registration during the fiscal year ended June 30, 2002. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

Throughout fiscal 2002, the Company granted options through its 1999 and 2001 Stock Option Plan to purchase an aggregate of 80,000 and 142,500 shares, respectively, of restricted common stock, at exercise prices ranging from $0.20 to $0.45 per share (the fair market value of the Company's common stock on the dates of grant), to various directors and employees of the Company. The options vest through December 2004 and are exercisable through December 2011. The
Company believes the issuances of the stock options to its directors and employees were exempt from registration pursuant to Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's audited financial statements and the related notes thereto included elsewhere in this annual report for the fiscal year ended June 30, 2002. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report on Form 10-KSB. The Company's actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in the Company's filings with the Securities and Exchange Commission and in the subsection of Item 1 entitled "Risk Factors".

OVERVIEW

The Company was formed in July 1996 to develop, establish, and market Web-based e-commerce solutions for retailers and their supply chains globally. The business strategy of the Company is still focused on building collaborative relationships with U.S.-based retailers by providing the retailers with the Company's Internet Source Network ("ISN") and Global Financial Platform ("GFP") with the intention of increasing the volume of international e-trade transactions that take place through those systems.

In January 2001, the Company began focusing on directly transacting international closeout merchandise for U.S. retailers. This type of transaction has become the Company's main source of revenue. Discount and off-price retailers such as Burlington Coat Factory, Factory-2-U stores, Ross Stores, Value City Department Stores, Ames Department Stores and others have historically purchased close-out or off-season merchandise from domestic jobbers, wholesalers and/or manufacturers. These types of retailers do not typically buy from original manufacturing sources located in the Pacific Rim, Middle East and Central and South America. The Company's management believes that the service it offers to acquire the goods from the original sources without the need of issuing letters of credit will attract more retailers because they can avoid the traditional method of sourcing the goods.

From its inception to December 2000, the Company developed and implemented all the necessary components to operate an international electronic trading company. These components are as follows: 1) joint ventures in major production countries
- currently the Company has established joint ventures in China, Taiwan, Hong Kong, Korea, Thailand, Bangladesh, and the Philippines(in addition to the joint ventures, the Company has sourcing agents in the Middle East, Europe and Indonesia) - to link vendors with buyers; 2) ISN and VTS development - the Company has developed and implemented its "ISN" and "VTS" software platforms to enable U.S. retailers to source merchandise from vendors located outside the U.S.; and 3) GFP development - allows U.S. retailers to purchase international merchandise without the need for issuing a letter of credit. Management anticipates that the Company's international electronic trading business will breakeven during the fiscal year ending June 30, 2003.

C-Me also hosts the ASAP Show, which is an international sourcing and manufacturing trade show that brings leading manufacturers from around the world to one venue to meet, greet and sell to buyers. The ASAP Show is a natural extension of C-Me's core business on-line model. In the past six years, C-Me has created a comprehensive base of manufacturers from around the world. Through C-Me's network of global offices, the Company anticipates that many international manufacturers will exhibit at the ASAP Show twice a year in Las Vegas, Nevada. Management estimates that the net revenue for ASAP Show will increase each year. The Company anticipates that the ASAP Show will generate more revenues than its international electronic trading business. ASAP plans to accomplish this objective through sales of exhibitor space, through government, trade and corporate advertising sponsorships, and through advertising sales.

The Company's joint venture partners are its active sales agents for finding vendors, sourcing merchandise and promoting the ASAP Show. The Company pays the joint venture companies a commission of $500 for each exhibitor booth that they bring to the ASAP Show.

The Company has incurred losses during the first six years of development. As of June 30, 2002, the Company had an accumulated net loss of $10,928,320, which includes $3,594,461 in non-cash compensation related to the recording of the fair value of warrants and stock options issued by the Company to employees, consultants, directors and officers and strategic partners. The Company does not anticipate that these types of expenses will continue at the previous levels.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of the Company's financial condition and results of operations are based on the Company's audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical estimates include, among others, the estimated allowance for doubtful accounts, the realiability of the company's investments in affiliated companies and the valuation of deferred income taxes. Actual results may differ from these estimates under different assumptions or conditions.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal year ended June 30, 2002, compared to year ended June 30, 2001
---------------------------------------------------------------------

The following discussion sets forth information for the twelve months ended June 30, 2002, compared with the twelve months ended June 30, 2001. This information has been derived from the audited financial statements of the Company contained elsewhere in this Form 10-KSB.

Revenues
--------

Net revenues from transaction sales for the year ended June 30, 2002 were $182,523, an increase of $130,366 from $52,157 in 2001. During the year ended June 30, 2002 the Company had transaction sales of $2,025,256 compared to $726,160 for the same period last year. The gross profit margin for the year ended June 30, 2002 was 9%, compared to 7% for the same period last year. The Company expects this percentage to grow, as it begins to fully utilize its overseas sourcing network and its external sales force.

Subscriber fees decreased $14,372 or 47% to $16,293 in the year ended June 30, 2002 from $30,665 in the prior year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales.

ASAP Show revenues, which include exhibitor booth sales, advertising and sponsor fees, totaled $424,271 for the February 2002 show. There were no such trade show revenues in fiscal 2001.

Operating Expenses
------------------

General and administrative expenses consist primarily of salaries, marketing program, investor relations, and professional consulting fees. General and administrative expenses decreased $327,897 or 15% to $1,877,547 in the year ended June 30, 2002 from $2,205,444 for the same period last year. Payroll expenses, which are recorded under general and administrative expenses, decreased $677,057 or 56% to $530,761 in the year ended June 30, 2002 from $1,207,818 for the same period last year. The decrease in payroll expenses reflect the reducing of higher paid staff. Professional consulting fees, which are recorded under general and administrative expenses, decreased $382,884 or 84% to $72,890 in the year ended June 30, 2002 from $455,774 for the same period last year due to the Company handling its own IR/PR functions and more effectively utilizing outside legal and accounting services.

During the fiscal year ended June 30, 2002, the Company granted 80,000 and 142,500 stock options, under its 1999 and 2001 stock option plans, respectively, of which 25,000 and 27,500 stock options granted under its 1999 and 2001 stock option plans were cancelled, respectively. In accordance with APB No. 25 and SFAS 123, the Company recognized non-cash stock-based compensation expense of $101,097 for the amortization of unearned non-cash stock compensation from the prior year's grants. There was no expense recognized related to the 2002 issuances as they were issued to employees at the fair market value on the dates of grant. For the year ended June 30, 2001, the Company recognized non-cash stock-based compensation expense of $1,370,733.

Other Income (Expense)
----------------------

Net interest income decreased by $211,090 or 68% to $100,490 in the year ended June 30, 2002 from $311,580 for the same period last year. The decrease of net interest income was mainly due to a decrease in cash investment in short term certificates of deposit.

Under the equity method of accounting, the loss in overseas joint ventures decreased by $125,379 or 24% to $400,179 in the year ended June 30, 2002 from $525,558 for the same period last year. Each joint venture in E-SEA, Taiwan and China has incurred significant development costs and amortization of the software acquired from the Company associated with infrastructure development and market branding. The Company believes each overseas joint venture has begun to capitalize on its expenditures on market branding which will reduce cost and increase revenue for the fiscal year ended June 30, 2003. In addition, the Company's investment in ABNet was accounted for under the cost method and valued at the lower of cost or net realizable value with any impairment being recognized. Based on its analysis, management determined that it has incurred an impairment loss of $21,762 and $148,879 in its investment in ABNet, which was recorded in the accompanying statements of operations for the year ended June 30, 2002 and 2001, respectively.

In June 2002, the Company entered into an agreement whereby the Company returned the 1,500,000 shares of ABNet common stock and in turn ABNet returned the 111,000 shares of the Company's common stock, (which was then freely trading) which the Company then cancelled. The Company accounted for the transaction as a disposition of the investment in ABNet by recording the estimated fair value of the company's common stock returned in the amount of $36,630 (based on the market price at the date of disposition) as a reduction in common stock and a loss on disposition of investment of $792,729 in the accompanying statement of operations for the remainder of the net book value of the related investment. ABNet is an Internet portal in Taiwan. ABNet had difficulty implementing its original business model and is now having difficulty finding another business model. The Company's Board of Directors decided that it was in the Company's best interest to reverse the stock swap transaction with ABNet, take a significant loss as noted above and clear the Company's books going forward.

Amortization of negative goodwill increased by $3 to $333,335 in the year ended June 30, 2002 from $333,332 in the prior year. The amortization of negative goodwill is resulted from the sales of the Company's ISN (software) to its overseas joint ventures in Taiwan, South East Asia, and China. The software sales to Taiwan, South East Asia, and China were $300,000, $300,000, and $400,000, respectively. The Company amortizes the negative goodwill over three years.

Net Loss
--------

The net loss for the fiscal year ended June 30, 2002 decreased by $1,422,134 or 39% to $2,182,051 from $3,604,185 for the same period last year. The decrease in 2002 is mainly due to lower general and administrative expenses by $327,897, lower stock based compensation of $1,269,636 and $125,379 less in losses in overseas joint ventures and investments; decrease in impairment writedown of $127,117, which were offset by a loss on disposal of investment in ABNet for $792,729, and an increase in revenue of $540,265.

Net loss per share decreased by $0.19 or 39% to $0.29 per share in the year ended June 30, 2002 from $0.48 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased from $2,617,046 as of June 30, 2001 to $2,040,600 as of June 30, 2002, primarily due to cash used in repayments of borrowings under line of credit for $400,000, and investment of approximately $400,000 in related party note receivable which was collected subsequently to the balance sheet date. During the current fiscal year ended June 30, 2002, the Company had average monthly general and administrative expenses (excluding non-cash compensation expenses) of approximately $156,000 as compared to $184,000 for fiscal year ended June 30, 2001. During the later part of fiscal year 2001, the Company implemented a cost reduction plan and focused on a transaction revenue business model. The cost reduction plan includes reduction of its staff, professional consulting fees, investor relations and marketing costs. Management believes the cost reduction plan will reduce the monthly expenses to approximately $100,000 for the fiscal year ending June 30, 2003. The Company also anticipates average net revenue of 15% on all its international transactions. With working capital of approximately $2.0 million and average monthly general and administrative expenses of approximately $100,000, coupled with growing net revenue, the Company believes its operations can breakeven or become profitable by fiscal year 2003. There can be no assurance, however that the Company will achieve breakeven or profitability.

The Company believes it has sufficient cash to operate its business over the next 12 months. As of September 25, 2002, the Company had cash of approximately $500,000, short-term payables of approximately $100,000 and no long-term payables. The Company's monthly cash used in operations has been around $80,000 and the Company expects that its monthly cash used in operations to continue to be around that amount. Depending on market acceptance of the Company's current business model and its ability to generate revenue, the Company may raise additional funds, either debt or equity, to augment future growth of the business.

The forecast of the period of time through with the Company's financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. The Company's actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the cost of continuing to implement the Company's international electronic trading business and ASAP Show business. There can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

The Company has no commitments to make capital expenditures for the fiscal year ending June 30, 2003.

Over the next two to five years, the Company plans to utilize a combination of internally generated funds from operations, potential debt and / or equity financing to fund its longer-term growth. The availability of future financing will depend on market conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to the Company's audited Financial Statements, Note 1.


Item 7.  Financial Statements
-----------------------------

The Company's audited Financial Statements are set forth on pages F-1 thru F-23 following this report on Form 10-KSB.

Item  8.  Changes  In and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

The dismissal of BDO Seidman, LLP and the hiring of Corbin & Wertz by the Board of Directors of the Company was previously reported in a report Form 8-K dated August 15, 2001 and filed on August 17, 2001.

The dismissal of Corbin & Wertz and the hiring of Squar, Milner, Reehl & Williamson, LLP by the Board of Directors of the Company was previously reported in a report on Form 8-K, as amended, dated January 30, 2002 and filed on February 6, 2002.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act
--------------------------------------

The information required by this item is included under the caption entitled "Election of Directors" and "Information Concerning Directors and Executive Officers" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days of June 30, 2002, and is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

The information required by this item is included under the caption entitled "Executive Compensation" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days of June 30, 2002, and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days of June 30, 2002, and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days of June 30, 2002, and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

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

     4.5*** Warrant expiring May 25, 2005 issued by the Company to Factory 2-U on May 25, 2000

     10.1*          Lease of registrant's facilities

     10.2* Participation Agreement with Burlington Coat Factory Warehouse Corporation

     10.3*          Contract with Family Bargain Corporation

     10.4*          1996 World Wide Magic Net, Inc. Stock Option Plan

     10.5*****      1999 Stock Option Plan

     10.6           2001 Stock Option Plan

     10.7*****      Software Sales Agreement to Global Purchasing Dotcom

     10.8*****      Software Sales Agreement to eSEA Co., LTD

     10.9*****      Software Sales Agreement to C-Me Taiwan

     10.10*****     Joint Venture Agreement with Good Support International,
                    Limited

     10.11*****     Joint Venture Agreement with Vickem Patana Co., Ltd.

     10.12*****     Joint Venture Agreement with Abest Tech Company, Ltd.

     10.13*****     Factory 2-U Stores, Inc. - Joint Marketing and Cooperation
                    Agreement


*        Filed  on May 6,  1999  as an  exhibit  to the  Company's  Registration
         Statement  on  Form  SB-2  (File  No.  333-60487),   as  amended,,  and
         incorporated herein by reference.

** Filed on January 27, 2000 as an exhibit to a report by the Company on a Form 8-A and incorporated herein by reference.

*** Filed on July 18, 2000 as an exhibit to a report by the Company on a Form 8-K dated June 30, 2000 and incorporated herein by reference.

*****    Filed on September 29, 2000 as an exhibit to the Company's    report on
         Form 10-KSB for the fiscal year   ended June 30,  2000 and incorporated
         herein by reference.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               CYBER MERCHANTS EXCHANGE, INC.


               By:   /s/  Frank S. Yuan
                    ----------------------
                    Frank S. Yuan
                    Chief Executive Officer and Director

               Date:  October 8, 2002
                    -------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               By:   /s/  Frank S. Yuan                  Date: October 8, 2002
                    ----------------------
                    Frank S. Yuan
                    Chief Executive Officer and Director


               By:   /s/  Mary McNabb                    Date: October 8, 2002
                    ----------------------
                    Mary McNabb
                    Director


               By:   /s/  John F. Busey                  Date: October 8, 2002
                    ----------------------
                    John F. Busey
                    Director


               By:   /s/  Charles Rice                   Date: October 8, 2002
                    ----------------------
                    Charles Rice
                    Director


               By:   /s/  Deborah Shamaley               Date: October 8, 2002
                    ----------------------
                    Deborah Shamaley
                    Director


               By:   /s/  James Vandeberg                Date: October 8, 2002
                    ----------------------
                    James Vandeberg
                    Director

                Certification Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of The Sarbanes-Oxley Act of 2002


I, Frank S. Yuan, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cyber Merchants Exchange, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:        October 8, 2002                     /s/ Frank S. Yuan
          ----------------------               ----------------------
                                                     Frank S. Yuan
                                                     Chief Executive Officer

                         Cyber Merchants Exchange, Inc.




                             -----------------------




                     Report on Audited Financial Statements


                   For the Years Ended June 30, 2002 and 2001



                             -----------------------






Financial Statements

    Balance Sheet as of June 30, 2002                                        F-3

    Statements of Operations for the years ended June 30, 2002 and 2001      F-4

    Statements of Shareholders' Equity for the years ended
          June 30, 2002 and 2001                                             F-5

    Statements of Cash Flows for the years ended June 30, 2002 and 2001      F-6


  Notes to Financial Statements                                              F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Cyber Merchants Exchange, Inc.


We have audited the accompanying balance sheet of Cyber Merchants Exchange, Inc. ("the "Company"), as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Merchants Exchange, Inc. as of June 30, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.




/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, CA
July 30, 2002

                           Independent Auditors Report



The Board of Directors
Cyber Merchants Exchange, Inc.



We have audited the accompanying statements of operations, shareholders' equity and cash flows of Cyber Merchants Exchange, Inc. (the Company) for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cyber Merchants Exchange, Inc. for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                         /S/ Corbin & Wertz


Irvine, California
September 7, 2001

                         Cyber Merchants Exchange, Inc.
                                  BALANCE SHEET
                                  June 30, 2002






ASSETS

Current assets:
   Cash and cash equivalents                                      $     709,791
   Accounts receivable                                                  150,370
   Inventory                                                            233,912
   Convertible note receivable                                          600,000
   Related party note and interest receivable                           407,000
   Prepaid expenses                                                     173,214
                                                                  --------------

Total current assets                                                  2,274,287

Property and equipment, net                                              31,011
Investments in overseas joint ventures, net                             612,695
Other assets                                                              7,222
                                                                  --------------

Total noncurrent assets                                                 650,928
                                                                  --------------

Total assets                                                      $   2,925,215
                                                                  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                          $     233,687

Shareholders' equity:
   Common stock, no par value; 40,000,000 shares authorized;
     7,472,673 shares issued and outstanding                          9,995,387
   Additional paid-in capital                                         3,624,461
   Accumulated deficit                                              (10,928,320)
                                                                  --------------

Total shareholders' equity                                            2,691,528
                                                                  --------------

Total liabilities and shareholders' equity                        $   2,925,215
                                                                  ==============

See  independent   auditors'   reports  and  accompanying   notes  to  financial
statements.

                         Cyber Merchants Exchange, Inc.

                            STATEMENTS OF OPERATIONS
                                                       Years Ended June 30,
                                                --------------------------------
                                                     2002              2001
                                                --------------    --------------

Revenues:
   Transaction sales                            $   2,025,256     $     726,160
   Cost of goods sold                               1,842,733           674,003
                                                --------------    --------------

   Net revenue from transaction sales                 182,523            52,157
   Tradeshow revenue                                  424,271                 -
   Subscriber fees                                     16,293            30,665
                                                --------------    --------------

Net revenue                                           623,087            82,822
                                                --------------    --------------

Operating expenses:
   General and administrative                       1,877,547         2,205,444
   Stock-based compensation                           101,097         1,370,733
   Depreciation and amortization                       44,849            77,582
                                                --------------    --------------

Total operating expenses                            2,023,493         3,653,759
                                                --------------    --------------

Loss from operations                               (1,400,406)       (3,570,937)

Other income (expenses):
   Interest income, net                               100,490           311,580
   Equity in losses on investments in
     overseas joint ventures                         (400,179)         (525,558)
   Amortization of negative goodwill                  333,335           333,332
   Impairment write-down on investment in ABNet       (21,762)         (148,879)
    Loss on disposal of investment, ABNet            (792,729)                -
   Other                                                    -            (2,923)
                                                --------------    --------------

Total other income (expenses)                        (780,845)          (32,448)
                                                --------------    --------------

Loss before income taxes                           (2,181,251)       (3,603,385)

Income taxes                                              800               800
                                                --------------    --------------

Net loss                                        $  (2,182,051)    $  (3,604,185)
                                                ==============    ==============

Basic and diluted net loss available to common
     stockholders per share                     $       (0.29)    $       (0.48)
                                                ==============    ==============

Weighted-average number of common shares
     outstanding                                    7,583,369         7,583,673
                                                ==============    ==============

See  independent   auditors'   reports  and  accompanying   notes  to  financial
statements.

                         Cyber Merchants Exchange, Inc.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2002 and 2001


                                    Common Stock           Additional       Common
                             ---------------------------     Paid-In         Stock       Accumulated    Shareholders'
                                Shares         Amount        Capital       Subscribed      Deficit         Equity
                             ------------   ------------   ------------   ------------   ------------   ------------

 Balance, July 1, 2000         7,589,669    $ 8,550,777    $ 2,152,631    $ 1,481,240    $(5,142,084)   $ 7,042,564

 Proceeds from stock
    subscribed and options
    exercised with cash
    proceeds                           -      1,481,240              -     (1,481,240)             -              -
 Adjust options exercised
    in 2000 without cash
    proceeds                      (5,996)             -        (43,852)             -              -        (43,852)
 Amortization of stock-
    based compensation                 -              -        795,348              -              -        795,348
 Compensation cost for options
    granted in 2001                    -              -        619,237              -              -        619,237
 Net loss                              -              -              -              -     (3,604,185)    (3,604,185)
                             ------------   ------------   ------------   ------------   ------------   ------------
 Balance, June 30, 2001        7,583,673     10,032,017      3,523,364              -     (8,746,269)     4,809,112

 Disposal of investment
    of ABNet                    (111,000)       (36,630)             -              -              -        (36,630)
 Amortization of unearned
    stock-based compensation           -              -        101,097              -              -        101,097
 Net loss                              -              -              -              -     (2,182,051)    (2,182,051)
                             ------------   ------------   ------------   ------------   ------------   ------------
 Balance, June 30, 2002        7,472,673    $ 9,995,387    $ 3,624,461    $         -   $(10,928,320)   $ 2,691,528
                             ============   ============   ============   ============   ============   ============


See  independent   auditors'   reports  and  accompanying   notes  to  financial
statements.

                         Cyber Merchants Exchange, Inc.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001

                                                       Years Ended June 30,
                                                 -------------------------------
                                                      2002            2001
                                                 --------------   --------------
Cash flows from operating activities:
  Net loss                                       $  (2,182,051)   $  (3,604,185)
  Adjustments to reconcile net loss to
   net cash used in operating activities:

    Depreciation and amortization                       44,849           77,582
    Amortization of negative goodwill                 (333,335)        (333,332)
    Equity in losses on investments in
     overseas joint ventures                           400,179          525,558
    Loss on disposal of investment in ABNet            792,729                -
    Impairment write-down on investment in ABNet        21,762          148,879
    Compensation expense for options
     and warrants granted                              101,097        1,370,733
    Changes in operating assets and liabilities:
      Accounts receivable, net                         217,030         (312,707)
      Inventory                                       (233,912)               -
      Prepaid expenses                                (173,214)               -
      Accrued interest receivable                       30,043          (37,043)
      Other assets                                       4,275           (2,511)
      Accounts payable and accrued expenses           (159,094)        (298,333)
                                                 --------------   --------------
Net cash used in operating activities               (1,469,642)      (2,465,359)
                                                 --------------   --------------

Cash flows from investing activities:
  Proceeds from maturity of
   certificates of deposits                          2,800,000        1,100,000
  Investment in related party note receivable         (400,000)               -
  Investment in overseas joint ventures, net           (21,338)        (900,000)
  Investment in convertible note receivable                  -         (600,000)
  Purchases of property and equipment                   (4,613)         (84,892)
                                                 --------------   --------------
Net cash provided by (used in)
 investing activities                                2,374,049         (484,892)
                                                 --------------   --------------

Cash flows from financing activities:
  Proceeds from borrowings under line of credit        816,745          900,000
  Repayments on borrowings under line of credit     (1,216,745)        (500,000)
  Proceeds received from stock sales and
   collection of subscriptions receivable                    -        1,481,240
                                                 --------------   --------------
Net cash (used in) provided by
 financing activities                                 (400,000)       1,881,240
                                                 --------------   --------------

Net increase (decrease) in
 cash and cash equivalents                             504,407       (1,069,011)

Cash and cash equivalents,
 beginning of year                                     205,384        1,274,395
                                                 --------------   --------------

Cash and cash equivalents,
 end of year                                     $     709,791    $     205,384
                                                 ==============   ==============


Supplemental disclosure of cash flow information:

  Cash paid during the year for:

    Interest                                     $       8,401    $       4,478
                                                 ==============   ==============

    Income taxes                                 $         800    $         800
                                                 ==============   ==============

See accompanying notes to financial statements for additional information on non-cash investing and financing activities.

See  independent   auditors'   reports  and  accompanying   notes  to  financial
statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cyber Merchants Exchange, Inc. (the "Company" or "C-Me"), was established under the laws of the State of California in July 1996 and was formerly known as World Wide Magic Net, Inc.

C-Me is a business-to-business international trading company that creates efficiencies for retailers to source and finance international purchases. C-Me builds private extranets, Internet Sourcing Networks ("ISN"), for its retail partners. Vendors may subscribe to a retailer's ISN, by paying the Company a subscription fee and/or transaction fee. The Company also provides vendors with a Virtual Trade Show, a vertical marketplace for vendors to display their product in an open environment accessible to any buyer around the world. In addition, C-Me's Global Financial Platform (patent pending) allows U.S. retailers to purchase overseas merchandise without the need of issuing a Letter of Credit. Under this platform, a retailer's credit is pre-approved by CIT Commercial Services ("CIT"), a financial institution, under standard net 30-day terms on international purchases and the overseas manufacturer can get an advance of up to 80% of the cost of the merchandise from Bank SinoPac, a financial institution.

The Apparel Sourcing Association Pavilion ("ASAP") Trade Show is a natural extension of C-Me's core business on-line model. ASAP is an international sourcing and manufacturing trade show that brings leading manufacturers from around the world to one venue to greet, meet and sell to buyers. In the past six years, C-Me has created a comprehensive base of manufacturers from around the world. Through C-Me's network of global offices, the Company anticipates that hundreds of international manufacturers will exhibit at the ASAP Show twice a year in Las Vegas, Nevada.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts, the realizability of the Company's investments in affiliated companies and convertible note receivable and the valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

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

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

Certain financial instruments, principally accounts receivables, potentially subject the Company to credit risk. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains an allowance for doubtful receivable and sales returns based upon factors surrounding the credit risk of specific customers, historical trends and the Company's estimate of future product returns. As of the balance sheet date, no allowance is required nor provided against these receivables, which are deemed to be collected in the normal course of business. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has invested $500,000 in certificates of deposit, which mature on various dates in July 2002, at two different banks and has maintained its operating account in another bank at approximately $210,000 as of June 30, 2002. The amount invested at each bank exceeds the FDIC insurance coverage limit of $100,000, resulting in approximately $410,000 being uninsured at June 30, 2002.

Two customers account for approximately 51% and 83% of sales for fiscal 2002 and 2001, respectively. Two customers account for 80% of accounts receivable at June 30, 2002. The loss of either of these customers may have a material impact on the Company's financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash and cash equivalents.

INVESTMENTS IN OVERSEAS JOINT VENTURES AND ABNET

Investments in overseas joint ventures are accounted for under the equity method. Prior to the dissolution of the investment in ABNet (see Note 4), the investment was accounted for under the cost method and valued at the lower of cost or net realizable value with any impairment being recognized in the statements of operations at the time the impairment exists.

INVENTORY

Inventory consists entirely of finished goods and are stated at the lower of standard cost or market. Cost is determined on a weighted average basis that approximates the first-in, first-out basis. Market is determined by comparison with recent purchases or net realizable value.

Such net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on accompanying balance sheet.

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At June 30, 2002, management determined that the Company's long-lived assets have been impaired as follows:

     o Based on its analysis, management determined that it has incurred impairment loss of $21,762 in its investment in ABNet, prior to the disposal of such investment (see Note 4), which was recorded in the accompanying statement of operations for the year ended June 30, 2002.

Management believes that the impairment losses recognized on long-lived assets are adequate. There can be no assurance, however, that market conditions or demand for the Company's products or services will not change which could result in additional future long-lived asset impairments.

REVENUE RECOGNITION

Net revenues include amounts earned under product transaction sales and subscriptions. Product transaction revenues are recorded in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent". The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers. Due to the Company not bearing credit risk, the Company records the corresponding revenue on a net basis. However, for financial reporting purposes the Company presents the details of gross transaction sales and related costs of sales in the accompanying statements of operations. The Company also recognizes revenue from monthly subscription fees. Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees. Subscription and subscriber fees are recognized as revenue after the services have been provided. The Company also recognizes revenue from the ASAP trade show. The ASAP trade show generates revenue through exhibitor booths sales, corporate sponsorship, and advertising such revenue is recognized at the time of the related trade show.

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 1999, the Security and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Security and Exchange Commission. Management believes the Company's revenue recognition policies conform to SAB 101.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123), "Accounting for Stock-Based Compensation." This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility, and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirement under SFAS 123, are required to be presented (see Note 10).

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purpose of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the Company's financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (totaling zero shares in 2002 and 2001). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The FASB issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash, accounts receivable, accounts payable, accrued expenses and line of credit borrowings approximate their fair values due to the short-term maturities of those financial statements. The fair value of the convertible note receivable is not determinable as the transaction was with a non-public company and comparable instruments were not available to analyze. Also, the fair value of the related party note receivable is not determinable as this transaction is with a related party.

ADVERTISING

The Company expenses the cost of advertising when incurred as general and administrative expenses. Advertising expenses were approximately $64,000 and $35,000 for the years ended June 30, 2002 and 2001, respectively.

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

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 12).

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting For Derivative Instruments and Hedging Activities", as amended by SFAS 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. The Company has no derivative or hedging activities as of June 30, 2002.

ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS

The Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Web site maintenance costs incurred and expensed under general and administrative expenses in the accompanying statements of operations were approximately $346,000 for the year ended June 30, 2001 and were insignificant to the Company for the year ended June 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENT

The FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The adoption of SFAS 141 did not have a material impact on the Company's financial statements.

The FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company does not expect SFAS 142 to have a material effect on its financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material effect on its financial statements.

The FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

In August 2002, the FASB issued Statement on Financial Accounting Standards No. 146 ("SFAS 146"). SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, in any, of SFAS 146 on the Company's future financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 2001 presentation to conform the current year's presentation.

NOTE 2 - AGREEMENT WITH CIT

On October 19, 2000, the Company and CIT Commercial Services entered into a Factoring Agreement. Under the agreement, the Company sells and assigns to CIT certain accounts receivable, as defined, arising from transaction sales. CIT assumes the credit risk on a non-recourse basis on each account approved. For each sales transaction processed to CIT for collection, CIT will charge 1.5% of the assigned invoice value as their factoring fee. The amount of factoring fees incurred by the Company for the years ended June 30, 2002 and 2001 were insignificant.

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001



NOTE 3 -PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2002:



Software                                       $   130,641
Computer equipment                                 100,389
Furniture and fixtures                              29,783
Office equipment                                    23,420
Leasehold improvements                               7,261
                                               -----------
                                                   291,494
Accumulated depreciation and amortization         (260,483)
                                               -----------

                                               $    31,011
                                               ===========


NOTE 4 - INVESTMENT IN ABNET (A RELATED PARTY)

In fiscal year 2000, the Company received proceeds of approximately $1,000,000 through the issuance of 111,000 shares of its restricted common stock. The shares were purchased by Abest Tech. Company, Ltd. d.b.a. ABNet.tw ("ABNet"). The Company, in turn, acquired 1,500,000 shares of ABNet, representing 15% of the outstanding common stock of ABNet, for $1,000,000. The net result of the transaction was an investment in ABNet of $1,000,000, which represents the then estimated fair value of the ABNet's common stock issued. The Company accounted for the investment in ABNet under the cost method as it had only a 15% interest and had no ability to significantly influence the decisions of management. For the year ended June 30, 2002 and 2001, the Company recognized an impairment loss of $21,762 and $148,879, respectively, based on management's assessment of the operations and future revenue of ABNet (see Note 1). In June 2002, the Company entered into an agreement whereby the Company returned the 1,500,000 shares of ABNet common stock and in turn ABNet returned the 111,000 shares of the Company's common stock, (which was then freely trading) which the Company then cancelled. The Company accounted for the transaction as a disposition of the investment in ABNet by recording the estimated fair value of the company's common stock returned in the amount of $36,630 (based on the market price at the date of disposition) as a reduction in common stock and a loss on disposition of investment of $792,729 in the accompanying statement of operations for the remainder of the net book value of the related investment.

NOTE 5 - INVESTMENTS IN OVERSEAS JOINT VENTURES

On December 22, 1999, the Company entered into an agreement with ABNet to form a joint venture in Taiwan named C-Me Technology Co., Ltd. ("C-Me Taiwan") to facilitate the buying and selling activities between U.S.-based retailers and Taiwan-based exporters through the Company's web-based communication system. The Company invested $300,000 (which was used to purchase software back from the Company) for a 30% interest in February 2000 and accounts for this investment under the equity method. The Company invested an additional $200,000 for an additional 10% interest in May 2001. For the years ended June 30, 2002 and 2001, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of approximately $100,000 and $169,000, respectively, based on the Company's equity ownership percentage.

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001

NOTE 5 - INVESTMENTS IN OVERSEAS JOINT VENTURES (Continued)

On March 11, 2000, the Company entered into an agreement with Vickem Patana Co., Ltd., a Thailand Corporation, to form a joint venture named E-SouthEast Asia, Inc. ("E-SEA"), a Delaware corporation, which will use the Company's proprietary web-based communication system to facilitate the front-end merchandise sourcing. The Company invested $300,000 during fiscal year ended June 30, 2000 (which was used to purchase software back from the Company). During fiscal years ended June 30, 2001 and 2002, the Company invested an additional $100,000 and $21,338 respectively for a total equity interest of 47.06% and accounts for this investment under the equity method. For the years ended June 30, 2002 and 2001, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of approximately $185,000 and $172,000, respectively, based on the Company's equity ownership percentage.

On March 25, 2000, the Company entered into an agreement with Good Support International Limited, a British Virgin Islands Company, to form a joint venture named Global Purchasing Dotcom, Inc. ("GP.com"), a Washington corporation, which will focus on implementing several targeted businesses in China's e-commerce market. The Company invested $400,000 during fiscal year ended June 30, 2000 (which was used to purchase software back from the Company). During fiscal year ended June 30, 2001, the Company invested an additional $600,000 for a total interest of 50% and accounts for this investment under the equity method, as it has no ability to significantly influence the decisions of management. As of June 30, 2002 and 2001, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of approximately $116,00 and $185,000, respectively, based on the Company's equity ownership percentage.

During fiscal year 2000, each of C-Me Taiwan, E-SEA, and GP.com entered into an agreement to purchase the Company's software for $300,000, $300,000 and
$400,000, respectively. The Company has reduced the carrying amount of its investment in each of the joint ventures by the amount of the software sale. These amounts will be recognized in income as an adjustment to the Company's investments in the overseas joint ventures on a straight-line basis over a three-year period, the estimated life of the software sold. As of June 30, 2002 and 2001, the Company recognized income in the statements of operations from the amortization of these software sales in the amount of approximately $333,000 each year. The respective joint ventures are amortizing the cost of software over the same three-year period. As a result, the total amortization expense recognized by the joint venture companies was approximately $333,000, which is a portion of the total losses on joint ventures of approximately $873,000 (see below).

During fiscal year 2002, the company entered into an agreement with third parties to form joint ventures in Bangladesh, Korea and Hong Kong named C-Me Bangladesh, C-Me Korea and C-Me Hong Kong, respectively, in which all will use the Company's proprietary web-based communication systems to facilitate the front end merchandise sourcing. The Company is not required to invest money into the joint ventures. Per the joint venture agreements, the Company is to provide its technology and all costs to operate the joint ventures are to be funded by the third parties. Profits are first to be distributed to the third parties until the third parties are reimbursed for all costs paid by the third parties on behalf of the joint ventures, then all profits will be allocated on a 50% basis to each member. As of June 30, 2002, the joint ventures are fully operational promoting the Company and the ASAP show, however the operations were insignificant.

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001



NOTE 5 - INVESTMENTS IN OVERSEAS JOINT VENTURES (Continued)

As of June 30, 2002, and for the years ended June 30, 2002 and 2001, the investment in respective joint ventures are summarized as follows (which were audited by other accountants):


                                     C-Me Taiwan        E-SEA          GP.com           Total
-------------------------------------------------------------------------------------------------


Net investment at July 1, 2000      $     (49,573)  $           -   $           -   $     (49,573)

Investment                                200,000         100,000         600,000         900,000
Amortization of negative
   goodwill                               100,000         100,000         133,332         333,332
Equity in loss of joint ventures         (168,768)       (172,221)       (184,569)       (525,558)
                                    -------------   -------------   -------------   -------------
Net investment at June 30, 2001            81,659          27,779         548,763         658,201

Investment                                      -          21,338               -          21,338
Amortization of negative
   goodwill                               100,000         100,000         133,335         333,335
Equity in loss of joint ventures         (100,222)       (184,254)       (115,703)       (400,179)
                                    -------------   -------------   -------------   -------------
Net investment at June 30, 2002     $      81,437   $     (35,137)  $     566,395   $     612,695
                                    =============   =============   =============   =============

The following is the condensed financial information of each of the Company's overseas joint ventures as of and for the year-ended June 30, 2002:


                                     C-Me Taiwan        E-SEA          GP.com           Total
-------------------------------------------------------------------------------------------------


Current assets                      $       8,492   $      35,995   $   1,202,374   $   1,246,861
                                    -------------   -------------   -------------   -------------
Total assets                        $     175,312   $     230,154   $   1,410,173   $   1,815,639
                                    =============   =============   =============   =============


Current liabilities                 $      52,510   $          25   $      10,716   $      63,251
                                    -------------   -------------   -------------   -------------
Total liabilities                   $      52,510   $          25   $      10,716   $      63,251
                                    =============   =============   =============   =============

Total stockholders' equity          $     122,802   $     230,129   $   1,399,457   $   1,752,388
                                    =============   =============   =============   =============



Sales                               $       6,009   $      25,618   $      21,384   $      53,011
                                    -------------   -------------   -------------   -------------
Cost of sales                       $      51,424   $         370   $           -   $      51,794
                                    =============   =============   =============   =============

Net loss                            $    (250,555)  $    (391,530)  $    (231,405)  $    (873,490)
                                    =============   =============   =============   =============


                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001


NOTE  6 - RELATED PARTY NOTE RECEIVABLE

In November 2001, the Company advanced $400,000 to a related party for a note receivable. The note receivable bears interest at 5% and was due in March 2002. Subsequent to June 30, 2002, the company collected all amounts due under the related party note receivable.

NOTE 7 - CONVERTIBLE NOTE RECEIVABLE

In June 2001, the Company advanced $600,000 to an unrelated non-public company for a convertible note receivable ("Note"). The Note, which accrues interest at 6%, is payable in monthly interest installments, with the entire principal balance plus any unpaid and accrued interest due June 12, 2003. The Note is convertible into common stock on the unrelated non-public company at the discretion of the Company at $3 per share, which is estimated by both the Company and the note maker to be the fair market value of the common stock.

NOTE 8 - INCOME TAXES

Income tax expense for the years ended June 30, 2002 and 2001 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:
                                                   2002            2001
                                             --------------   -------------

Computed "expected" tax benefit              $    (742,000)   $ (1,225,000)

Adjustment in income taxes resulting from:
    Valuation allowance                            903,200       1,329,000
    Other                                          (16,400)              -
    State and local income taxes, net of federal  (144,000)       (103,200)
                                             --------------   -------------

                                             $         800    $        800
                                             ==============   =============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2002 are presented below:

Deferred tax assets:
    Net operating loss carryforwards                          $  3,045,200
    Stock compensation expense                                   1,240,000
    Other                                                           18,000
                                                              -------------

Total                                                            4,303,200

    Less valuation allowance                                    (4,303,200)
                                                              -------------

    Net deferred tax assets                                   $          -
                                                              =============

The net change in the total valuation allowance for the years ended June 30, 2002 and 2001 was an increase of $903,200 and $1,329,000, respectively.

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001


NOTE 8 - INCOME TAXES (Continued)

As of June 30, 2002, the Company had net operating loss carryforwards of approximately $7,822,000 and $3,940,000 available to offset future taxable Federal and State income, respectively. The Federal and State carry forwards expire in varying amounts through 2003 and 2023, respectively.

Due to the change in ownership provisions of the Internal Revenue Code Section 382, net operating loss carryforwards for Federal and State income tax reporting purposes are subject to annual limitations. Should an additional change in ownership occur, net operating loss carryforwards may be limited as to their use in future years.


NOTE 9 - SHAREHOLDERS' EQUITY

The Company adopted a cashless policy that allows the stock option holders to exercise their options without paying any cash. For the year ended June 30, 2001, the Company determined that 5,996 shares were incorrectly issued and that these shares were cancelled, accordingly resulting in a $43,852 reduction in stock compensation expense.

In June 2002, the Company entered into an agreement whereby the Company returned the 1,500,000 shares of ABNet common stock and in turn ABNet returned the 111,000 shares of the Company's common stock, (which was then freely trading) which the Company then cancelled (see Note 4).

During fiscal 2001, the Company received proceeds of $1,475,240, net of expenses, related to a private placement that was closed on June 30, 2000.


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

The Company's 1999 stock option plan (the "1999 Plan") provides for granting of stock options to employees, officers, directors, and other entities who have made contributions to the Company. The Company has reserved 2,500,000 shares of common stock for issuance under the 1999 Plan. The Board of Directors determines the terms and conditions of granting stock options. Generally, the vesting period is two years, allocated as follows: the first 25% of options granted are exercisable after the first six months of employment, then 4.16% are vested each month thereafter. The 1999 Plan provides for the useful life of the options granted to be 10 years starting from the date of grant. The options granted expire within three months after the termination of employment.

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

The Company's 2001 stock option plan ("2001 Plan") provides for granted of stock options to employees, officers, director, and other entities who have made contributions to the Company. The Company has reserved 2,000,000 shares of common stock for issuance under the 2001 Plan. The Board of Directors determines the terms and conditions of granting stock options. Generally, the vesting period is two years, allocated as follows: the first 25% of options granted are exercisable after the first six months of employment, then 4.16% are vested each month thereafter. The 2001 Plan provides for the useful life of the options granted to be 10 years starting from the date of grant. The options granted expire within three months after the termination of employment.

For the year ended June 30, 2001, the Company granted a total of 353,016 options to employees, directors, officers, consultants, and outside sales representatives. The exercise prices of options granted vary and range from $4.88 to $6.08. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. As a result, the Company recognized total non-cash stock compensation expense of $619,237 in the statement of operations for the year ended June 30, 2001.

The Company recorded compensation expense for previously issued options of $101,097 and $795,348 in the fiscal year ended June 30, 2002 and 2001, respectively.

In December 2001, the Company, pursuant to the 1999 plan, granted options to purchase an aggregate of 80,000 shares of restricted common stock, at an exercise price of $0.40 per share (in excess of the fair market value of the Company's common stock on the date of grant), to various employees of the Company. The options vest through December 2004 and are exercisable through December 2011.

Throughout fiscal 2002, the Company, pursuant to the 2001 plan, granted options to purchase an aggregate of 142,500 shares of restricted common stock, at exercise prices ranging from $0.20 to $0.45 per share (the fair market value of the Company's common stock on the dates of grant), to various employees of the Company. The options vest through December 2004 and are exercisable through December 2011.

A summary of changes in stock options during each year is presented below:

                                                          Weighted Average
                                        Stock Options      Exercise Price
                                       ----------------   ----------------

Balance, July 1, 2000                         1,692,807              $4.33

Options granted                                 353,016               5.06
Options adjustment                                5,996               0.40
Options cancelled                              (314,280)              6.96
                                       ----------------   ----------------

Balance, June 30, 2001                        1,737,539               4.02

Options granted                                 222,500               0.38
Options cancelled                              (532,154)              4.07
                                       ----------------   ----------------

Balance, June 30, 2002                        1,427,885              $3.54
                                       ================   ================

Options exercisable at June 30, 2002          1,394,127              $3.62
                                       ================   ================

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes information about the stock options outstanding at June 30, 2002:


                                      Options Outstanding                              Options Exercisable
                        ------------------------------------------------         -------------------------------
                                            Weighted
                                             Average            Weighted                               Weighted
                                            Remaining            Average                                 Average
                                           Contractual          Exercise                               Exercise
  Exercise Price              Number           Life               Price                 Number            Price
-----------------       ----------------------------------------------------------------------------------------

  $0.20 to $0.45              255,000       8.69 years             $0.39                221,242           $0.41
  $3.00 to $3.50              741,500       7.27 years             $3.26                741,500           $3.26
  $4.00 to $8.38              431,385       7.74 years             $5.88                431,385           $5.88
                        ----------------------------------------------------------------------------------------

Total                       1,427,885       7.67 years             $3.54              1,394,127           $3.62
================        ========================================================================================


The fair value of the stock options granted during the years ended June 30, 2002 and 2001 was $61,375 and $902,088, respectively, on the date of grant using the Black Scholes option-pricing model. The pricing assumptions used were as follows:


                                           Year Ended              Year Ended
                                          June 30, 2002           June 30, 2001
                                          -------------           -------------

Discount rate - bond yield rate                3.75%                   4.75%

Volatility                                      222%                 107.36%

Expected life                                     3                      10

Expected dividend yield                           -                       -
                                          =============           =============


The Company applies APB Opinion No. 25 in accounting for its options granted to employees. Had the Company determined the compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                            June 30,            June 30,
                                              2002                2001
                                          -------------      -------------

Net loss attributable to Common Stock
     - as reported                        $ (2,182,051)      $ (3,604,185)
                                          =============      =============

Net loss attributable to Common Stock
     - pro forma                          $ (2,407,175)      $ (5,088,599)
                                          =============      =============

Net loss per share - as reported          $      (0.29)      $      (0.48)
                                          =============      =============

Net loss per share - as pro forma         $      (0.32)      $      (0.67)
                                          =============      =============

                          CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

WARRANTS

On October 15, 1997, the Company entered into an agreement with Burlington Coat Factory Warehouse Corporation ("BCF"). Under the agreement, the Company and BCF plan to jointly develop a network whereby participants of the network can do business through the Internet. BCF agrees to use this proprietary network as its main Internet sourcing method. BCF agrees to assist in marketing and promoting this network service to its vendors. In return, BCF is free to use the network designed and maintained by the Company and will share a certain portion of the fee revenue generated by this network with the Company. In addition, the Company granted a warrant to BCF to allow BCF to purchase up to 10% of the outstanding shares (maximum of 828,118 shares as of June 30, 2002) of common stock of the Company on a fully diluted basis, subject to certain conditions and restrictions as defined in the warrant agreement. The common stock, if issued to BCF, will have certain registration rights. As of June 30, 2002, the exercise price ranged from $4.00 to $9.00 per share. The warrants agreement will expire on October 15, 2002.

Information with respect to common stock purchase warrants issued is summarized as follows:

                                                             Weighted Average
                                            Warrants          Exercise Price
                                          --------------    -------------------

Balance, July 1, 2000                          1,697,052                  $4.59
No activity                                            -                      -
                                          --------------    -------------------

Balance, June 30, 2001 and 2002                1,697,052                  $4.59
                                          ==============    ===================

Warrants exercisable at June 30, 2002          1,697,052                  $4.59
                                          ==============    ===================


Additional information about outstanding warrants to purchase the Company's common stock at June 30, 2002 is as follows:

                      Warrants Outstanding and Exercisable
               -------------------------------------------------
                                                 Weighted
                                                  Average            Weighted
                                                 Remaining            Average
                                                Contractual          Exercise
        Exercise Price            Number            Life              Price
     ---------------------  -------------------------------------------------

     $4.00                        676,241        0.29 years            $4.00
     $4.01 to $4.878              977,663        2.90 years            $4.74
     $4.879 and over               43,148        0.63 years            $9.83
                            -------------------------------------------------

     Total                      1,697,052        1.27 years            $4.59
     =====================  =================================================

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001


NOTE 11 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leases office space under a non-cancelable operating lease agreement that will expire on October 31, 2002. The lease agreement will be converted into a month-to-month agreement. Future minimum lease payments under non-cancelable operating leases as of June 30, 2002 are as follows:

 Years ending June 30,                                      Amount
 ---------------------------                             ---------------
          2003                                               15,000
                                                         ===============


Rent expense for the years ended June 30, 2002 and 2001 was approximately $57,000 and $74,000, respectively.

LITIGATION

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or results of operations.

NOTE 12 - BUSINESS SEGMENTS

Reportable business segments for the years ended June 30, 2002 (as there was only one segment in 2001) are as follows:

Net sales from continuing operations:
         Transaction sales                                   $    182,523
         ASAP Show                                                424,271
         Other                                                     16,293
                                                             ------------
                                                             $    623,087
                                                             ============
Operating profit (loss) from continuing operations:
         Transaction sales                                   $   (869,299)
         ASAP Show                                               (531,901)
         Other                                                        794
                                                             ------------
                                                             $ (1,400,406)
                                                             ============
Depreciation and amortization - continuing operations:
         Transaction sales                                   $     44,849
         ASAP Show                                                      -
         Other                                                          -
                                                             ------------
                                                             $     44,849
                                                             ============
Identifiable assets - continuing operations:
         Transaction sales                                   $  2,925,215
         ASAP Show                                                      -
         Other                                                          -
                                                             ------------
                                                             $  2,925,215
                                                             ============

                         CYBER MERCHANTS EXCHANGE, INC.
                          Notes to Financial Statements
                   For the Years Ended June 30, 2002 and 2001

NOTE 12 - BUSINESS SEGMENTS (Continued)

Capital expenditures:

     Transaction sales                                       $      4,613
     ASAP Show                                                          -
     Other                                                              -
                                                             ------------
                                                             $      4,613
                                                             ============

Net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales during 2002.

Two transaction sales customers accounted for 55% of net segment sales for the year ended June 30, 2002.