Form 10QSB
period 2002-09-30
CYBER MERCHANTS EXCHANGE INC
filed 2002-11-15
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002
                                              ------------------

[ ]   Transition report under section 13 or 15(d)of the Securities Exchange Act
       of 1934 for the transition period from        to
                                             --------  --------

Commission file number     001-15643
                       ----------------

                         CYBER MERCHANTS EXCHANGE, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        California                                            95-4597370
        ----------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

600 S. Lake Ave. , Suite 208, Pasadena, CA                       91106
------------------------------------------                     --------
 (Address of principal executive offices)                     (Zip Code)

                     Issuer's telephone number (626)793-5000


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Number of shares outstanding of the issuer's classes of common equity, as of November 13, 2002:
                  7,472,673 Shares of Common Stock (One Class)
                  --------------------------------------------

Transitional Small Business Disclosure Format: Yes    No X
                                                   ---  ---

                         CYBER MERCHANTS EXCHANGE, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page

PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of September 30, 2002
         (unaudited) and June 30, 2002 ......................................3

         Condensed Statements of Operations for the Three Months Ended
         September 30, 2002 and 2001 (unaudited).............................4

         Condensed Statements of Cash Flows for the Three Months Ended
         September 30, 2002 and 2001(unaudited)..............................5

         Notes to Condensed Financial Statements (unaudited).................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION...................................................11

      ITEM 3. CONTROLS AND PROCEDURES........................................11

PART II - OTHER INFORMATION..................................................14

     ITEM 1.  LEGAL PROCEEDINGS..............................................14

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........15

     ITEM 5.  OTHER INFORMATION..............................................15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................15

SIGNATURES...................................................................16

                         CYBER MERCHANTS EXCHANGE, INC.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                         CYBER MERCHANTS EXCHANGE, INC.
                            CONDENSED BALANCE SHEETS


                                                          June 30,            Sept. 30,
                                                              2002                2002
                                                        ---------------      --------------
                                                                              (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                            $      709,791       $     740,501
   Accounts receivable, net                                    150,370             431,940
   Inventory                                                   233,912             367,979
   Convertible note receivable                                 600,000             600,000
   Related party note and  interest receivable                 407,000                   -
   Prepaid expenses                                            173,214                   -
                                                        ---------------      --------------
                                                             2,274,287           2,140,420
Total current assets

Property and equipment, net                                     31,011              23,638
Investments in overseas joint ventures, net                    612,695             626,541
Other assets                                                     7,222               3,804
                                                        ---------------      --------------

Total assets
                                                        $    2,925,215       $   2,794,403
                                                        ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses
                                                        $      233,687       $     348,406


Shareholders' equity:
   Common stock, no par value;
     40,000,000 shares authorized;
     7,472,673 shares issued and outstanding                 9,995,387           9,995,387
   Additional paid-in capital                                3,624,461           3,624,461
   Accumulated deficit                                     (10,928,320)        (11,173,851)
                                                        ---------------      --------------

Total stockholders' equity                                   2,691,528           2,445,997
                                                        ---------------      --------------

Total liabilities and stockholders' equity              $    2,925,215     $     2,794,403
                                                        ===============      ==============


                See accompanying notes to condensed financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                        CONDENSED STATEMENT OF OPERATIONS


                                                                 Three Months Ended
                                                                   September 30,
                                                          ---------------------------------
                                                              2001               2002
                                                          --------------    ---------------

(Unaudited) (Unaudited)
Revenues:
   Transaction sales                                      $     500,273     $      789,020
   Cost of goods sold                                           447,205            711,161
                                                          --------------    ---------------
   Net revenues from transaction sales                           53,068             77,859
   Tradeshow revenue                                                  -            408,006
   Subscriber fees                                                4,010              1,850
                                                          --------------    ---------------

Net revenue                                                      57,078            487,715
                                                          --------------    ---------------

Operating expenses:
   General and administrative expenses                          372,564            751,573
   Depreciation and amortization                                 17,588              7,373
                                                          --------------    ---------------

Total operating expenses                                        390,152            758,946
                                                          --------------    ---------------

Loss from operations                                           (333,074)          (271,231)

Other income (expenses):
   Interest income, net of interest expense                      45,452             12,654
   Equity in losses on investments in
     overseas joint ventures                                   (151,819)           (69,487)
   Amortization of software sales                                83,333             83,333
   Impairment write-down on investments in ABNet                (21,762)                  -
                                                          --------------    ---------------
Total other income (expenses)                                   (44,796)            26,500

Loss before income taxes                                       (377,870)          (244,731)

Income taxes                                                        800                800
                                                          --------------    ---------------

Net loss                                                  $    (378,670)    $     (245,531)
                                                          ==============    ===============

Basic and diluted net loss available to common
    Stockholders per share                                $       (0.05)    $        (0.03)
                                                          ==============    ===============

Weighted-average number of common shares outstanding          7,583,623          7,472,673
                                                          ==============    ===============

            See accompanying notes to condensed financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS


                                                                              Three Months Ended
                                                                                 September 30,
                                                                        --------------------------------
                                                                             2001              2002
                                                                        -------------     --------------

(Unaudited) (Unaudited)
Cash flows from operating activities:
   Net loss                                                             $   (378,670)     $    (245,531)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                            17,588              7,373
     Amortization of software sales                                          (83,333)           (83,333)
     Equity in losses on investments in overseas joint ventures              151,819             69,487
     Impairment write-down on investments in ABNet                            21,762                  -
      Changes in assets and liabilities:
         Accounts receivable                                                (217,933)          (281,570)
         Interest receivable                                                  22,266                  -
         Inventory                                                          (311,976)          (134,067)
         Prepaid expenses                                                          -            173,214
         Other assets                                                        (41,535)             3,418
         Accounts payable and accrued expenses                               428,918            114,719
                                                                        -------------     --------------

Net cash used in operating activities                                       (391,094)          (376,290)
                                                                        -------------     --------------

Cash flows from investing activities:
   Proceeds from maturity of certificates of deposit                         649,909                  -
   Collection of related party note and interest receivable                        -            407,000
   Purchases of property and equipment                                        (2,397)                 -
                                                                        -------------     --------------

Net cash provided by investing activities                                    647,512            407,000
                                                                        -------------     --------------

Cash flows from financing activities:
   Repayments of borrowings under line of credit                            (400,000)                 -
                                                                        -------------     --------------

Net cash used in financing activities                                       (400,000)                 -
                                                                        -------------     --------------

Net (increase) decrease in cash and cash equivalents                        (143,582)            30,710

Cash and cash equivalents, beginning of period                               205,384            709,791
                                                                        -------------     --------------

Cash and cash equivalents, end of period                                $     61,802      $     740,501
                                                                        =============     ==============
Supplemental disclosure of cash flow information:


Cash Paid during the period:

            See accompanying notes to condensed financial statements

                         CYBER MERCHANTS EXCHANGE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 1 - BASIS OF REPORTING

Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

Revenue Recognition
-------------------

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

Segments of an Enterprise and Related Information
-------------------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 3).

Recent Accounting Pronouncement
-------------------------------

Recent accounting pronouncements discussed in the Notes to the June 30, 2002 and 2001 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended June 30, 2003 did not have a significant impact on the Company financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to the fiscal 2001 presentation to conform the current period's presentation.

NOTE 2 - RELATED PARTY NOTE RECEIVABLE

In November 2001, the Company advanced $400,000 to a related party for a note receivable. The note and all accrued interest was paid in full in August 2002.

NOTE 3 - BUSINESS SEGMENTS

Reportable business segments for the period ended September 30, 2002 (as there was only one segment in 2001) are as follows:

Net sales from continuing operations:
      Transaction sales                                         $     77,859
       ASAP Show                                                     408,006
     Other                                                             1,850
                                                                -------------
                                                                     487,715
                                                                =============

Operation profit (loss) from continuing operations:
      Transaction sales                                         $   (310,231)
     ASAP Show                                                        39,255
      Other                                                             (255)
                                                                -------------
                                                                    (271,231)
                                                                =============

Depreciation and amortization - continuing operations:
     Transaction sales                                          $      7,373
      ASAP Show                                                            -
      Other                                                                -
                                                                -------------
                                                                       7,373
                                                                =============

Identifiable assets - continuing operations:
       Transaction sales                                        $  2,794,403
       ASAP Show                                                           -
        Other                                                              -
                                                                -------------
                                                                   2,794,403
                                                                =============

Capital expenditures:
       Transaction sales                                        $          -
       ASAP Show                                                           -
       Other                                                               -
                                                                -------------
                                                                           -
                                                                =============

                         CYBER MERCHANTS EXCHANGE, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended September 30, 2002. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

In January 2001, the Company began to focus and continues to focus on sourcing overseas goods for small retailers and off-price retailers such as Value City Department Stores, Ross Stores, Factory 2-U Stores, and others who do not have their own import departments. The Company is using email to show the overseas' stock lots, or close out, merchandise in a standard format, and then C-Me's sales staff personally presents pre-qualified goods to the retailer who responds to the Company's email marketing. The Company's management team believes that having both an efficient and easy-to-use electronic trading system and a national sales force in place will significantly contribute to the Company's ability to successfully compete in the marketplace.

                         CYBER MERCHANTS EXCHANGE, INC.

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

C-Me continues to expand internationally. As of September 30, 2002, the Company has formed joint ventures in Taiwan, China, Thailand, Hong Kong, Korea, Bangladesh, and the Philippines. C-Me's strategy is to partner with reputable local companies in countries throughout the world to expand its international network. Through these joint ventures, localized merchandise-sourcing offices are established. In addition to these joint ventures, C-Me has sourcing agents in Turkey, Pakistan, Vietnam, Bangladesh, Sri Lanka, and Indonesia. Through these sourcing agents, C-Me's retail partners are expected to be able to source international merchandise directly and the Company is expected to be able to attract leading manufacturers to attend its ASAP Show. The Company believes its business model will be successful by providing a direct, global merchandise-sourcing channel for retailers to enable them to increase their vendor base and the Company's network.

Accumulated Losses
------------------

The Company has incurred significant losses since its inception and may never generate or sustain a profit. For the first quarter ended September 30, 2002, the Company reported a net loss of $245,531. The Company devotes significant resources to developing, enhancing, selling and marketing its products and services. As a result, the Company will need to generate significant revenues to maintain profitability. The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

RESULTS OF OPERATION

Three Months Ended September 30, 2002 and 2001
----------------------------------------------

Revenue
-------

Net gross revenues on transaction sales for the quarter ended September 30, 2002 were $789,020, an increase of $288,747 or 58% compared to the same period last year. The Company expects the volume of gross sales transactions and the gross profit margin percentage to maintain and grow, as it continues to utilize its

                         CYBER MERCHANTS EXCHANGE, INC.

overseas sourcing network and its external sales force.

Subscriber fees decreased $2,160 or 54% to 1,850 in the quarter ended September 30, 2002 from $4,010 in the prior year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales and revenue generated through the ASAP Show.

The gross profit from transaction sales for the quarter ended September 30, 2002 was $77,859 an increase of $24,791, or 47% compared to the same period last year.

The ASAP Show division gross revenue for the quarter ended September 30, 2002 was $408,006 an increase of $408,006 or 100% compared to the same period last year.

Operating Costs and Expenses
----------------------------

General and administrative expenses increased by $397,009, or 102%, to $751,573 for the three months ended September 30, 2002, as compared to $372,564 for the same period last year. The increase in general and administrative expenses is primarily due to the increase in the ASAP Show expense. The ASAP Show expense increased by $346,026 to $368,751 for the three months ended September 30, 2002 as compared to $22,725 for the same period last year.

No non-cash stock compensation expenses were recognized for the three-month ended September 30, 2002.

Net Loss
--------

The Company recorded a net loss of $245,531 for the three months ended September 30, 2002, a $133,139 decrease in net loss, as compared to a net loss of $378,670 for the same period last year. The decrease in net loss is mainly due to an increase of net revenues from transaction sales by $24,791, an increase of profit from the ASAP Show of $39,255 and a reduction on equity losses on investments in overseas joint ventures of $82,332. Loss per share as of September 30, 2002 was $0.03 as compared to $0.05 as of September 30, 2001 due to a decrease in net loss and in the number of outstanding shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased from $2,040,600 as of June 30, 2002 to $1,792,014 as of September 30, 2002, primarily due to cash used in operations of $376,290. During the current year, the Company had average monthly general and administrative expenses of approximately $127,000 (excluding ASAP Show related expenses) as compared to $124,000 in the same period of last year. The Company will keep implementing its cost-minimizing plan, which includes reduction of its staff, professional consulting fees, investor relations and marketing costs. With working capital of approximately $2 million and average monthly expenses of approximately $127,000, together with average monthly ASAP Show expense of approximately $60,000, coupled with growing net revenue, the Company believes its operations can breakeven or become profitable by fiscal year end 2003.

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

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Frank S. Yuan as Chief Executive Officer and as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of October 7, 2002, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after October 7, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and Frank S. Yuan ("Yuan") filed a lawsuit against Yoram Dahan ("Dahan") in the Superior Court of the State of California, County of Los Angeles, Central District (Case No. BC274550) on May 4, 2002. The claims by the Company against Dahan arose out of certain activities undertaken by him as an employee of the Company while serving as the director of business development and President of the ASAP Show, a division of the Company. The Company alleges, among other things, that Dahan failed to fulfill his contractual obligations as an employee and breached his fiduciary duties to the company for a number of reasons, including by acting to usurp ownership rights to the ASAP Show and by attempting to operate the trade show independently from the Company. Further, Yuan and the Company charged in the lawsuit that Dahan defamed both Yuan and the Company.

In response to the lawsuit filed by Yuan and the Company, Dahan filed a Cross-Complaint against the Company and Yuan on June 26, 2002 in the same court (Case No. BC274550) alleging breach of contract, fraud, misappropriation of confidential information, intentional interference with prospective economic advantage, and breach of implied covenant of good faith and fair dealing, all related to the ASAP Show. Dahan claims that he owns a certain percentage of the ASAP Show and that he is owed certain amounts of commissions and other compensation for work performed by him. The Cross-Complaint seeks monetary damages, including a share of any profits that the Company might generate from the ASAP Show, and further seeks punitive damages for allegedly fraudulent acts by the Company in misappropriating the ASAP Show contract rights.

                         CYBER MERCHANTS EXCHANGE, INC.

The Company intends to pursue its Complaint for damages against Dahan and to vigorously defend the Cross-Complaint brought by Dahan. The Company believes that it is not obligated to make any payments to Dahan and has meritorious defenses to all of Dahan's allegations. However, if the Company does not prevail and the Court awards the percentage ownership rights to the ASAP Show or awards any significant damage award to Dahan, including punitive damages, this would have a material adverse effect upon the Company.

Except as described above, the knowledge of the Company's executive officers and directors, the Company is not a party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and its executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS'

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on 8-K

None
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com
(Registrant)

Date:    11/15/2002             /s/ Frank S. Yuan
-----------------------------   ------------------------------------------------
                                Frank S. Yuan, Chairman, Chief Executive Officer

                         CYBER MERCHANTS EXCHANGE, INC.

                    Certification of Chief Executive Officer
                        Pursuant to Section 302(a) of the
                           Sarbanes-Oxley Act of 2002

I, Frank S. Yuan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cyber Merchants Exchange Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 15, 2002                   /s/ Frank S. Yuan
                                           Chairman and Chief Executive Officer

                         CYBER MERCHANTS EXCHANGE, INC.

                    Certification of Chief Executive Officer
                        Pursuant to Section 302(a) of the
                           Sarbanes-Oxley Act of 2002

I, Frank S. Yuan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cyber Merchants Exchange Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 15, 2002  /s/ Frank S. Yuan
                          Chief Financial Officer (Principal Accounting Officer)

                         CYBER MERCHANTS EXCHANGE, INC.
                                                                  Exhibit 99.1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank S. Yuan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Cyber Merchants Exchange, Incorporation on Form 10-Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Cyber Merchants Exchange Inc.


                                                By:      /s/ Frank S. Yuan

                                                Name:    Frank S. Yuan
                                                Title:   Chairman, CEO and CFO