Form 10QSB
period 2002-12-31
CYBER MERCHANTS EXCHANGE INC
filed 2003-02-14
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002
                                              -----------------

[  ]   Transition report under section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from             to
                                                 -------------  ------------


Commission file number       001-15643
                       ---------------------

                         CYBER MERCHANTS EXCHANGE, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                            95-4597370
          ----------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

600 S. Lake Ave. , Suite 208, Pasadena, CA                         91106
------------------------------------------                         -----
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

Number of shares outstanding of the issuer's classes of common equity, as of January 31, 2003:
                  7,472,673 Shares of Common Stock (One Class)
                  --------------------------------------------

Transitional Small Business Disclosure Format: Yes __ No X

                            CYBER MERCHANTS EXCHANGE

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page

PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of December 31, 2002 (unaudited)
         and June 30, 2002 ................................................3

         Condensed Statements of Operations for the Six Months Ended
         December 31, 2002 and 2001 (unaudited)............................4

         Condensed Statements of Operations for the Three Months Ended
         December 31, 2002 and 2001 (unaudited)............................5

         Condensed Statements of Cash Flows for the Six Months Ended
         December 31, 2002 and 2001(unaudited).............................6

         Notes to Condensed Financial Statements (unaudited)...............7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION................................................10

      ITEM 3. CONTROLS AND PROCEDURES.....................................13

PART II - OTHER INFORMATION...............................................14

     ITEM 1.  LEGAL PROCEEDINGS...........................................14

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.......15

     ITEM 5.  OTHER INFORMATION...........................................16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................16

SIGNATURES................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CYBER MERCHANTS EXCHANGE, INC.
                            CONDENSED BALANCE SHEETS






                                                                  Dec. 31,       June 30,
                                                                    2002           2002
                                                               ------------    ------------
                                                                                (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                   $    205,867    $    709,791
   Accounts receivable, net                                         545,673         150,370
   Inventory                                                        553,926         233,912
   Convertible note and interest receivable                         609,000         600,000
   Related party note and interest receivable                            --         407,000
   Prepaid expenses                                                  80,000         173,214
                                                               ------------    ------------
                                                                  1,994,466       2,274,287
Total current assets

Property and equipment, net                                          18,060          31,011
Investments in overseas joint ventures, net
                                                                    655,071         612,695
Other assets                                                          3,604           7,222
                                                               ------------    ------------

Total assets
                                                               $  2,671,201    $  2,925,215
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses
                                                               $    553,082    $    233,687


Shareholders' equity:
   Common stock, no par value; 40,000,000 shares authorized;
     7,472,673 shares issued and outstanding                      9,995,387       9,995,387
   Additional paid-in capital                                     3,624,461       3,624,461
   Accumulated deficit                                          (11,501,729)    (10,928,320)
                                                               ------------    ------------

Total stockholders' equity                                        2,118,119       2,691,528

                                                               ------------    ------------

Total liabilities and stockholders' equity                     $  2,671,201    $  2,925,215
                                                               ============    ============



            See accompanying notes to condensed financial statements

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                      Six Months Ended
                                                                         December 31,
                                                               ---------------------------
                                                                   2002            2001
                                                               ------------    -----------
                                                                (Unaudited)
(Unaudited)
Revenues:
   Transaction sales                                            $ 1,332,340    $ 1,076,623
   Cost of goods sold                                             1,177,669        945,990
                                                                -----------    -----------
   Net revenues from transaction sales                              154,671        130,633
   Tradeshow revenue                                                412,506             --
   Subscriber fees                                                    3,225          7,940
                                                                -----------    -----------

Net revenues                                                        570,402        138,573

Operating expenses:
   General and administrative expenses                            1,196,209        562,866
   Stock-based compensation                                              --        101,097
   Depreciation and amortization                                     12,951         23,433
                                                                -----------    -----------

Total operating expenses                                          1,209,160        687,396
                                                                -----------    -----------

Loss from operations                                               (638,758)       548,823

Other income (expenses):
   Interest income, net of interest expense                          23,773         64,469
   Equity in losses on investments in overseas joint ventures      (124,290)      (214,002)
   Amortization of software sales                                   166,666        166,668
   Impairment write-down on investments in ABNet                         --        (21,762)
                                                                -----------    -----------
Total other income (expenses)                                        66,149         (4,627)
                                                                -----------    -----------

Loss before income taxes                                           (572,609)      (553,450)

Income taxes                                                            800            800
                                                                -----------    -----------

Net loss                                                        $  (573,409)   $  (554,250)
                                                                ===========    ===========

Basic and diluted net loss available to common
    Stockholders per share                                      $     (0.08)   $     (0.07)
                                                                ===========    ===========

Weighted-average number of common shares outstanding              7,472,673      7,583,623
                                                                ===========    ===========


            See accompanying notes to condensed financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                    Three Months Ended
                                                                        December 31,
                                                                --------------------------
                                                                   2002             2001
                                                                -----------    -----------
                                                                (Unaudited)
(Unaudited)
Revenues:
   Transaction sales                                            $   543,320    $   576,350
   Cost of goods sold                                               466,508        498,785
                                                                -----------    -----------
   Net revenues from transaction sales                               76,812         77,565
   Tradeshow revenues                                                 4,500             --
   Subscriber fees                                                    1,375          3,930
                                                                -----------    -----------

Net revenues                                                         82,687         81,495

Operating expenses:
   General and administrative expenses                              444,636        190,302
   Stock-based compensation                                              --        101,097
   Depreciation and amortization                                      5,578          5,845
                                                                -----------    -----------

Total operating expenses                                            450,214        297,244
                                                                -----------    -----------

Loss from operations                                               (367,527)      (215,749)

Other income (expenses):
   Interest income, net of interest expense                          11,119         19,017
   Equity in losses on investments in overseas joint ventures       (54,803)       (62,183)
   Amortization of software sales                                    83,333         83,335
                                                                -----------    -----------
Total other income (expenses)                                        39,649         40,169
                                                                -----------    -----------

Loss before income taxes                                           (327,878)      (175,580)

Income taxes                                                             --             --
                                                                -----------    -----------

Net loss                                                        $  (327,878)   $  (175,580)
                                                                ===========    ===========

Basic and diluted net loss available to common
    Stockholders per share                                      $     (0.04)   $     (0.02)
                                                                ===========    ===========

Weighted-average number of common shares outstanding              7,472,673      7,583,623
                                                                ===========    ===========


            See accompanying notes to condensed financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                     Six Months Ended
                                                                        December 31,
                                                                  ----------------------
                                                                     2002         2001
                                                                  ---------    ---------

(Unaudited) (Unaudited) Cash flows from operating activities:
   Net loss                                                       $(573,409)   $(554,250)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                   12,951       23,432
     Amortization of software sales                                (166,666)    (166,668)
     Stock compensation expense                                          --      101,097
     Equity in losses on investments in overseas joint ventures     124,290      214,002
     Impairment write-down on investments in ABNet                       --       21,762
      Changes in assets and liabilities:
         Accounts receivable, net                                  (395,303)    (220,804)
         Interest receivable                                         (9,000)      26,389
            Inventory                                              (320,014)          --
            Prepaid expenses                                         93,214     (220,513)
         Other assets                                                 3,618       (5,725)
         Accounts payable and accrued expenses                      319,395       91,443
                                                                  ---------    ---------

Net cash used in operating activities                              (910,924)    (689,835)
                                                                  ---------    ---------

Cash flows from investing activities:
   Proceeds from maturity of certificates of deposit                     --      850,000
   Investment in related party note receivable                           --     (400,000)
   Collection of related party note and interest receivable         407,000           --
   Purchases of property and equipment                                   --       (4,613)
   Investment in E-Sea                                                   --      (21,337)
                                                                  ---------    ---------

Net cash provided by investing activities                           407,000      424,050
                                                                  ---------    ---------

Cash flows from financing activities:
   Repayments of borrowings under line of credit                         --      166,938
                                                                  ---------    ---------

Net cash provided by financing activities                                --      166,938
                                                                  ---------    ---------

Net decrease in cash and cash equivalents                          (503,924)     (98,847)

Cash and cash equivalents, beginning of period                      709,791      205,384
                                                                  ---------    ---------

Cash and cash equivalents, end of period                          $ 205,867    $ 106,537
                                                                  =========    =========


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

NOTE 1 - BASIS OF REPORTING

Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month and six-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

Revenue Recognition
-------------------

Net revenues include amounts earned under product transaction sales, tradeshow revenue and subscriptions. Product transaction revenues are recorded in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent". The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factors, shippers and suppliers. Due to the Company not bearing credit risk, the Company records the corresponding revenue on a net basis. However, for financial reporting purposes the Company presents the details of gross transaction sales and related costs of sales in the accompanying statements of operations. The Company recognizes revenue from the ASAP trade show held twice a year in February and August. The ASAP trade show generates revenue through exhibitor booths sales, corporate sponsorship, and advertising. This revenue is recognized at the time of the related trade show. The Company also recognizes revenue from monthly subscription fees. Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees. Subscription and subscriber fees are recognized as revenue after the services have been provided.

                         CYBER MERCHANTS EXCHANGE, INC.


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

Segments of an Enterprise and Related Information
-------------------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 2).

Recent Accounting Pronouncement
-------------------------------

SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123," is effective for fiscal years beginning after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management has not determined the effect, if any, of SFAS 148 on the Company's future financial statements.

Recent accounting pronouncements discussed in the Notes to the June 30, 2002 and 2001 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended June 30, 2003 did not have a significant impact on the Company financial statements.

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments for the periods ended December 31, 2002 (as there was only one segment in 2001) are as follows:




                                                            3 Months       6 Months
                                                      Ended 12/31/02 Ended 12/31/02
Net sales from continuing operations:
      Transaction sales                                  $    76,812    $   154,671
       ASAP Show                                               4,500        412,506
     Other                                                     1,375          3,225
                                                         -----------    -----------
                                                         $    82,687    $   570,402
                                                         ===========    ===========

Operation profit (loss) from continuing operations:
      Transaction sales                                  $  (127,282)   $  (437,513)
     ASAP Show                                              (234,451)      (195,196)
      Other                                                   (5,794)        (6,049)
                                                         -----------    -----------
                                                         $  (367,527)   $  (638,758)
                                                         ===========    ===========

Depreciation and amortization - continuing operations:
     Transaction sales                                   $     5,578    $    12,951
      ASAP Show                                                   --             --
      Other                                                       --             --
                                                         -----------    -----------
                                                         $     5,578    $    12,951
                                                         ===========    ===========

Identifiable assets - continuing operations:
       Transaction sales                                 $ 2,671,201    $ 2,671,201
       ASAP Show                                                  --             --
        Other                                                     --             --
                                                         -----------    -----------
                                                         $ 2,671,201    $ 2,671,201
                                                         ===========    ===========

Capital expenditures:
       Transaction sales                                 $        --    $        --
       ASAP Show                                                  --             --
       Other                                                      --             --
                                                         -----------    -----------
                                                         $        --    $        --
                                                         ===========    ===========

-----------------------------------------------------------------------------------

                         CYBER MERCHANTS EXCHANGE, INC.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended December 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

Cyber Merchants Exchange, Inc.'s (the "Company" or "C-Me") primary business is bringing retailers and vendors together through an Internet-based communication system, known as the Internet Sourcing Network(TM) ("ISN"), that enables them to conduct negotiations and to electronically source, purchase and sell merchandise on a global basis. Using its proprietary software, the Company maintains a secure yet open electronic network that allows retailers to manage on-line communications and transactions with their vendors. This front-end communications and trading process is generally referred to in the retail industry as "sourcing". In order for buy-sell transactions to be initiated, negotiated, and consummated between retailers and their vendors, high volumes of product and transaction data must be exchanged. This critical sourcing process typically requires a substantial amount of time and attention from both the retail merchandise buyer and the salesperson of a vendor. The Company's related software products and services are designed to make the sourcing and transaction function easier and less time-consuming and costly.

C-Me has adopted a buyer-centric business focus by creating its proprietary ISN, which consists of specialized private extranets for retailers that centralizes the merchandise review and search process. Its current retail partners are Burlington Coat Factory, Factory 2-U Stores, and Bermo Enterprises. C-Me has built or is in the process of building each of these retailers their own private ISN. C-Me also provides services through its ISN to other retailers, including Value City Department Stores, Ross Stores, One Price Stores, National Stores, Bealls Outlet, Volume Apparel, Gabriel Brothers and 99 cents only Stores.

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

                         CYBER MERCHANTS EXCHANGE, INC.

In addition to its online e-commerce trading business, during September 2001, C-Me launched a new venture called the Apparel Sourcing Association Pavilion ("ASAP Show") Sourcing Trade Show ("ASAP Show"). ASAP Show is an international sourcing and manufacturing trade show that brings leading manufacturers from around the world to one venue to greet, meet and sell to buyers under one roof twice a year in Las Vegas, Nevada. ASAP Show is a natural extension of C-Me's core business on-line model. In the past six years, C-Me has created a comprehensive base of manufacturers from around the world. Through C-Me's network of global offices, the Company anticipates that many international manufacturers will exhibit at the ASAP Show.

C-Me continues to expand internationally. As of December 31, 2002, the Company has formed joint ventures in Taiwan, China, Thailand, Hong Kong, Korea, Bangladesh, Pakistan, Indonesia, United of Emeritus and the Philippines. C-Me's strategy is to partner with reputable local companies in countries throughout the world to expand its international network. Through these joint ventures, localized merchandise sourcing and ASAP marketing offices are established. In addition to these joint ventures, C-Me has sourcing agents in Turkey, Vietnam, Sri Lanka, South Africa, and Mauritius. Through these sourcing agents also acting as ASAP show marketing officers, C-Me's retail partners are expected to be able to source international merchandise directly and the Company is expected to be able to attract leading manufacturers to attend its ASAP Show. The Company believes its business model will be successful by providing a direct, global merchandise-sourcing channel for retailers to enable them to increase their vendor base and the Company's network. The ASAP show will enhance both buyer and seller needs for face-to-face meetings.

Accumulated Losses
------------------

The Company has incurred significant losses since its inception and may never generate or substain a profit. Through the second quarter ended December 31, 2002, the Company reported a net loss of $573,409. The Company devotes significant resources to developing, enhancing, selling and marketing its products and services. As a result, the Company will need to generate significant revenues to maintain profitability. The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

RESULTS OF OPERATION

Six Months Ended December 31, 2002 and 2001
-------------------------------------------

Revenue
-------

Net gross revenues on transaction sales for the six months ended December 31, 2002 were $1,332,340, an increase of $255,717 or 24% compared to the same period last year. The Company expects the volume of gross sales transactions and the gross profit margin percentage to maintain and grow, as it continues to utilize its overseas sourcing network and its external sales force.

The gross profit from transaction sales for the six months ended December 31, 2002 was $154,671 an increase of $24,038, or 18% compared to the same period last year.

The ASAP Show division's gross revenue for the six months ended December 31, 2002 was $412,506. The first ASAP show was launched in the third quarter of the year 2002; therefore there is no comparison for the same period last year.

                         CYBER MERCHANTS EXCHANGE, INC.

Subscriber fees for the six months ended December 31, 2002 were $3,225, a decrease of $4,715 or 59% compared to the same period last year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales and revenue generated through the ASAP Show.


Operating Costs and Expenses
----------------------------

General and administrative expenses increased by $633,343, or 113%, to $1,196,209 for the six months ended December 31, 2002, as compared to $562,866 for the same period last year. The increase in general and administrative expenses is primarily due to the increase in the ASAP Show expenses. The ASAP Show expenses for this six-month period are $607,702.

No non-cash stock compensation expenses were recognized for the six-month ended December 31, 2002.

Net Loss
--------

The Company recorded a net loss of $573,409 for the six months ended December 31, 2002, an increase of $19,159 in net loss, as compared to a net loss of $554,250 for the same period last year. The increase in net loss is mainly due to an increase in operating expenses of $521,764, a reduction in interest income of $40,696, net of an increase in net revenues of $431,829 and a reduction in equity losses on overseas investments of $89,712. Loss per share as of December 31, 2002 was $0.08 as compared to $0.07 as of December 31, 2001, due to an increase in net loss and a reduction in the number of outstanding shares of common stock.

Three Months Ended December 31, 2002 and 2001
---------------------------------------------

Revenue
-------

Net gross revenues on transaction sales for the three months ended December 31, 2002 were $543,320, a decrease of $33,030 or 6% compared to the same period last year. The gross profit from transaction sales for the three months ended December 31, 2002 was $76,812, a slight decrease of $753, or 1% compared to the same period last year. The Company expects the volume of gross sales transactions and the gross profit margin percentage to maintain and grow, as it continues to utilize its overseas sourcing network and its external sales force.

The ASAP Show division gross revenue for the three months ended December 31, 2002 was $4,500. The first ASAP show was launched in the third quarter of the year 2002; therefore there is no comparison for the same period last year.

Subscriber fees for the three months ended December 31, 2002 were $1,375, a decrease of $2,555 or 65% compared to the same period last year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales and revenue generated through the ASAP Show.

Operating Costs and Expenses
----------------------------

General and administrative expenses increased by $254,334, or 134%, to $444,636 for the three months ended December 31, 2002, as compared to $190,302 for the

                         CYBER MERCHANTS EXCHANGE, INC.

same period last year. The increase in general and administrative expenses is primarily due to the increase in the ASAP Show expense. The ASAP Show expense was $238,951.

No non-cash stock compensation expenses were recognized for the three months ended December 31, 2002.

Net Loss
--------

The Company recorded a net loss of $327,878 for the three months ended December 31, 2002, an increase of $152,298 in net loss, as compared to a net loss of $175,580 for the same period last year. The increase in net loss is mainly due to an increase of operating expenses of $152,970. Loss per share as of December 31, 2002 was $0.04 as compared to $0.02 as of December 31, 2001 due to a decrease in net loss and a reduction in the number of outstanding shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased from $2,040,600 as of June 30, 2002 to $1,441,384 as of December 31, 2002, primarily due to cash used in operations of $910,924. During the current year, the Company had average monthly general and administrative expenses of approximately $98,000 (excluding ASAP Show related expenses) as compared to $94,000 in the same period of last year. The Company will keep implementing its cost-minimizing plan, which includes, reduction of professional consulting fees, investor relations and marketing costs. With working capital of approximately $1.4 million and average monthly expenses of approximately $98,000, and average monthly ASAP Show expense of approximately $101,000, coupled with cash generated from growing net revenue from transaction sales and tradeshow revenue, the Company believes it has sufficient cash to operate its business over the next 12 months.

Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either in debt or equity, to augment future growth of the business. Over the next following years, the Company plans to utilize a combination of internally generated funds from operations, potential debt and / or equity financing to fund its short-term and longer-term growth. The availability of future financing will depend on market conditions.

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

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Frank S. Yuan as Chief Executive Officer and as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of January 30, 2003, the date of the conclusion of the evaluation.

                         CYBER MERCHANTS EXCHANGE, INC.


Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after January 30, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.


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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS'


At the 2002 Annual Meeting of the Company's Stockholders held on December 6, 2002 (the "Meeting"), six proposals were submitted. No other proposals were put before the meeting. The proposals and voting results were as follows:

         --

         To elect six directors, each to hold office for one year or until their successors are elected and shall qualify:



                                        FOR                 WITHHELD
   Frank S. Yuan                      4,738,566                0
   Charles H. Rice                    4,738,566                0
   Donald C. McNabb, Sr               4,738,566                0
   Deborah Shamaley                   4,738,566                0
   James Vandeberg                    4,738,566                0
   John F. Busey                      4,738,566                0

   --
   To ratify and approve the appointment of Squar, Milner, Reehl & Williamson as the independent public accountants of the Company for the fiscal year ending June 30, 2003:


   FOR: 4,738,566             AGAINST: 0                ABSTAIN: 0


   --
   To ratify and approve the Board of Director's adoption of the 1996 Stock Option Plan:

   FOR: 3,912,471    AGAINST: 10,250  ABSTAIN: 37,580   BKR-NON-VOTE: 777,995

   --
   To ratify and approve the Board of Director's adoption of the 1999 Stock Option Plan:

   FOR: 3,912,691    AGAINST: 10,350  ABSTAIN: 37,530   BKR-NON-VOTE: 777,995

   --
   To ratify and approve the Board of Director's adoption of the 2001 Stock Option Plan:

   FOR: 3,912,671    AGAINST: 10,350  ABSTAIN: 37,550   BKR-NON-VOTE: 777,995

   --
   To ratify and approve the Board of Director's action to terminate the Lock-Up Agreement dated November 13, 1998:

   FOR: 3,937,683    AGAINST: 10,358  ABSTAIN: 12,530   BKR-NON-VOTE: 777,995

No other matters were submitted to the Company's shareholders at the annual meeting.

                         CYBER MERCHANTS EXCHANGE, INC.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com
(Registrant)


Date:    02/14/2003        /s/ Frank S. Yuan
---------------------      ----------------------------------------------------
                           Frank S. Yuan, Chairman, Chief Executive Officer

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

Date:  February 14, 2003                  /s/ Frank S. Yuan
                                          Chairman, Chief Executive Officer and
                                          Principal Accounting Officer

                                                                  Exhibit 99.1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank S. Yuan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Cyber Merchants Exchange, Incorporation on Form 10-Q for the fiscal quarter ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Cyber Merchants Exchange Inc.


                                               By:      /s/ Frank S. Yuan

                                               Name:    Frank S. Yuan
                                               Title:   Chairman, CEO and CFO