Form 10QSB
period 2003-03-31
CYBER MERCHANTS EXCHANGE INC
filed 2003-05-14
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003
                                              --------------

[ ]  Transition report under section 13 or 15(d) of the Securities Exchange Act
     of 1934 for the transition period from                   to
                                           -----------------    -------------

Commission file number       001-15643
                       ---------------------

                         CYBER MERCHANTS EXCHANGE, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

                California                             95-4597370
                ----------                             ----------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)

4349 Baldwin Ave., Unit A, El Monte, CA                          91731
---------------------------------------                          -----
(Address of principal executive offices)                       (Zip Code)

                     Issuer's telephone number (626)636-2530
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

            Number of shares outstanding of the issuer's classes of common equity, as of May 14, 2003:

                  7,472,673 Shares of Common Stock (One Class)
                  --------------------------------------------

Transitional Small Business Disclosure Format: Yes     No X
                                                  ---    ---

                         CYBER MERCHANTS EXCHANGE, INC.

                                TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of March 31, 2003 (unaudited)
         and June 30, 2002 ..................................................3

         Condensed Statements of Operations for the Nine Months Ended
         March 31, 2003 and 2002 (unaudited).................................4

         Condensed Statements of Operations for the  Three Months Ended
         March 31, 2003 and 2002 (unaudited).................................5

         Condensed Statements of Cash Flows for the Nine Months Ended
         March 31, 2003 and 2002(unaudited)..................................6

         Notes to Condensed Financial Statements (unaudited).................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......10

     ITEM 3.  CONTROLS AND PROCEDURES........................................14

PART II - OTHER INFORMATION..................................................14

     ITEM 1.  LEGAL PROCEEDINGS..............................................14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........15

     ITEM 5.  OTHER INFORMATION..............................................15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................15

SIGNATURES...................................................................16

                         CYBER MERCHANTS EXCHANGE, INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CYBER MERCHANTS EXCHANGE, INC.
                            CONDENSED BALANCE SHEETS

                                                                         March 31,       June 30,
                                                                           2003            2002
                                                                       ------------    ------------
                                                                       (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                            $    134,451    $    709,791
  Accounts receivable, net                                                  482,524         150,370
  Inventory                                                                 374,580         233,912
  Convertible note and interest receivable                                  600,000         600,000
  Related party note and interest receivable                                     --         407,000
  Prepaid expenses                                                            7,075         173,214
                                                                       ------------    ------------
                                                                          1,598,630       2,274,287
Total current assets

Property and equipment, net                                                  12,481          31,011
Investments in overseas joint ventures, net
                                                                            688,526         612,695
Other assets                                                                 14,972           7,222
                                                                       ------------    ------------

Total assets
                                                                       $  2,314,609    $  2,925,215
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses
                                                                       $    518,321    $    233,687
  Loan payable, bank                                                         40,000              --

                                                                       ------------    ------------
  Total Current Liabilities                                                 558,321         233,687


Stockholders' equity:
  Common stock, no par value; 40,000,000
   shares authorized; 7,472,673 shares
   issued and outstanding                                                 9,995,387       9,995,387
  Additional paid-in capital                                              3,624,461       3,624,461
  Accumulated deficit                                                   (11,863,560)    (10,928,320)
                                                                       ------------    ------------

Total stockholders' equity                                                1,756,288       2,691,528
                                                                       ------------    ------------

Total liabilities and stockholders' equity                             $  2,314,609    $  2,925,215
                                                                       ============    ============

            See accompanying notes to condensed financial statements

                         CYBER MERCHANTS EXCHANGE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                        Nine Months Ended
                                                                             March 31
                                                                ---------------------------------
                                                                      2003              2002
                                                                --------------    ---------------
                                                                   (Unaudited)       (Unaudited)
Revenues:
   Transaction sales                                            $   2,010,106     $    1,412,356
   Cost of goods sold                                               1,710,104          1,268,290
                                                                --------------    ---------------
   Net revenues from transaction sales                                300,002            144,066
   Tradeshow revenue                                                  901,807            425,271
   Subscriber fees                                                      4,158             13,353
                                                                --------------    ---------------

Net revenues                                                        1,205,967            582,690

Operating expenses:
   General and administrative expenses                              2,232,504          1,544,983
   Stock-based compensation                                                -            101,097
   Depreciation and amortization                                       18,530             35,150
                                                                --------------    ---------------

Total operating expenses                                            2,251,034          1,681,230
                                                                --------------    ---------------

Loss from operations                                               (1,045,067)        (1,098,540)

Other income (expense):
   Interest income, net of interest expense                            34,796             83,545
   Equity in losses on investments in overseas joint ventures        (174,169)          (321,328)
   Amortization of software sales                                     250,000            250,001
   Impairment write-down on investment in ABNet                            -             (21,762)
                                                                --------------    ---------------
Total other income (expense)                                          110,627            (9,544)
                                                                --------------    ---------------

Loss before income taxes                                             (934,440)        (1,108,084)

Income taxes                                                              800                800
                                                                --------------    ---------------

Net loss                                                        $    (935,240)    $   (1,108,884)
                                                                ==============    ===============

Basic and diluted net loss available to common
    Stockholders per share                                      $       (0.13)    $        (0.15)
                                                                ==============    ===============

Weighted-average number of common shares outstanding                7,472,673          7,583,673
                                                                ==============    ===============

            See accompanying notes to condensed financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended
                                                                           March 31,
                                                                ---------------------------------
                                                                     2003               2002
                                                                --------------    ---------------
(Unaudited) (Unaudited)
Revenues:
   Transaction sales                                            $     677,766     $      335,734
   Cost of goods sold                                                 532,435            322,300
                                                                --------------    ---------------
   Net revenues from transaction sales                                145,331             13,434
   Tradeshow revenues                                                 489,301            425,271
   Subscriber fees                                                        933              5,413
                                                                --------------    ---------------

Net revenues                                                          635,565            444,118

Operating expenses:
   General and administrative expenses                              1,036,295            982,117
   Stock-based compensation                                                 -                  -
   Depreciation and amortization                                        5,579             11,717
                                                                --------------    ---------------

Total operating expenses                                            1,041,874            993,834
                                                                --------------    ---------------

Loss from operations                                                 (406,309)          (549,716)

Other income (expense):
   Interest income, net of interest expense                            11,023             19,076
   Equity in losses on investment in overseas
     joint ventures                                                   (49,879)          (107,326)
   Amortization of software sales                                      83,334             83,333
                                                                --------------    ---------------
Total other income (expense)                                           44,478              4,917
                                                                --------------    ---------------

Net loss                                                        $    (361,831)    $     (554,633)
                                                                ==============    ===============

Basic and diluted net loss available to common
    Stockholders per share                                      $       (0.05)    $        (0.07)
                                                                ==============    ===============

Weighted-average number of common shares outstanding                7,472,673          7,583,673
                                                                ==============    ===============

See accompanying notes to condensed financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                            March 31,
                                                                 --------------------------------
                                                                      2003              2002
                                                                 -------------     --------------
                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:
   Net loss                                                      $   (935,240)     $  (1,108,884)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                     18,530             35,150
     Amortization of software sales                                  (250,000)          (250,000)
     Stock compensation expense                                            -             101,097
     Equity in losses on investments in overseas
      joint ventures                                                  174,169            321,328
     Impairment write-down on investment in ABNet                          -              21,762
      Changes in assets and liabilities:
         Accounts receivable, net                                   (332,154)           (110,875)
         Interest receivable                                               -              28,474
         Inventory                                                   (140,668)           (81,930)
         Prepaid expenses                                             166,139             (2,355)
         Other assets                                                  (7,750)             4,275
         Accounts payable and accrued expenses                        284,634           (104,304)
                                                                 -------------     --------------

Net cash used in operating activities                              (1,022,340)          (924,513)
                                                                 -------------     --------------

Cash flows from investing activities:
   Proceeds from maturity of certificates of deposit                       -           1,478,657
   Investment in related party note receivable                             -            (400,000)
   Collection of related party note and
    interest receivable                                               407,000                 -
   Purchases of property and equipment                                     -              (4,613)
   Investment in E-Sea                                                     -             (21,337)
                                                                 -------------     --------------

Net cash provided by investing activities                             407,000          1,052,707
                                                                 -------------     --------------

Cash flows from financing activities:
   Net proceeds (repayments) of borrowings
    under line of credit                                               40,000           (325,000)
                                                                 -------------     --------------

Net cash provided by (used in) financing activities                    40,000           (325,000)
                                                                 -------------     --------------

Net decrease in cash and cash equivalents                            (575,340)          (196,806)

Cash and cash equivalents, beginning of period                        709,791            205,384
                                                                 -------------     --------------

Cash and cash equivalents, end of period                         $    134,451      $       8,578
                                                                 =============     ==============

            See accompanying notes to condensed financial statements

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

NOTE 1 - BASIS OF REPORTING

Basis of Presentation
---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

Revenue Recognition
-------------------

Net revenues include amounts earned under product transaction sales, tradeshow revenue and subscriptions. Product transaction revenues are recorded in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent." The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factors, shippers and suppliers. Due to the Company not bearing credit risk, the Company records the corresponding revenue on a net basis. However, for financial reporting purposes the Company presents the details of gross transaction sales and related costs of sales in the accompanying condensed statements of operations. The Company recognizes revenue from the ASAP trade show held twice a year in February and August. The ASAP trade show generates revenue through exhibitor booths sales, corporate sponsorship, and advertising. This revenue is recognized at the time of the related trade show. The Company also recognizes revenue from monthly subscription fees. Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees. Subscription and subscriber fees are recognized as revenue after the services have been provided.

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

Recent Accounting Pronouncements
--------------------------------

Recent accounting pronouncements discussed in the Notes to the June 30, 2002 and 2001 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended June 30, 2003 did not have a significant impact on the Company financial statements.

Stock Based Compensation
------------------------

At March 31, 2003,the Company has two stock-based employee compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss. Stock options granted under the Plans have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.


                                                          2003          2002
                                                      ------------  ------------

Net loss:
   As reported                                        $  (935,240)  $(1,108,884)
   Deduct: Total stock based employee compensation
         expense determined under fair value based
         Method for all awards                            (30,000)     (220,000)
                                                      ------------  ------------
   Pro forma                                          $  (965,240)  $(1,328,884)
                                                      ============  ============


Basic and diluted net loss per share:
   As reported                                        $     (0.13)  $     (0.15)
                                                      ============  ============
   Pro forma                                          $     (0.13)  $     (0.18)
                                                      ============  ============


The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future.

                         CYBER MERCHANTS EXCHANGE, INC.

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments for the three and nine month periods ended March 31, 2003 are as follows:

                                                         3 Months        9 Months
                                                     Ended 03/31/03   Ended 03/31/03
Net sales from continuing operations:
   Transaction sales                                  $    145,331     $    300,002
   ASAP Show                                               489,301          901,807
   Other                                                       933            4,158
                                                      -------------    -------------
                                                      $    635,565     $  1,205,967
                                                      =============    =============

Operation profit (loss) from continuing operations:
   Transaction sales                                  $   (225,986)    $   (668,913)
   ASAP Show                                              (179,401)        (374,597)
   Other                                                      (922)          (1,557)
                                                      -------------    -------------
                                                      $   (406,309)    $ (1,045,067)
                                                      =============    =============

Depreciation and amortization - continuing operations:
   Transaction sales                                  $      5,579     $     18,530
   ASAP Show                                                    -                -
   Other                                                        -                -
                                                      -------------    -------------
                                                      $      5,579     $     18,530
                                                      =============    =============

Identifiable assets - continuing operations:
   Transaction sales                                  $  2,314,609     $  2,314,609
   ASAP Show                                                    -                -
   Other                                                        -                -
                                                      -------------    -------------
                                                      $  2,314,609     $  2,314,609
                                                      =============    =============

Capital expenditures:
   Transaction sales                                  $         -      $         -
   ASAP Show                                                    -                -
   Other                                                        -                -
                                                      -------------    -------------
                                                      $         -      $         -
                                                      =============    =============

                         CYBER MERCHANTS EXCHANGE, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended March 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

Background
----------

Cyber Merchants Exchange ("C-Me" or the "Company") is an international electronic trading and logistics company that is initially targeting the apparel industry. C-Me has set the standard for apparel global trade and built the model for other leading industries by adhering to a simple formula for success. The following four interlocking services make the company unique: 1) ASAP Global Sourcing Show - a trade show for U.S. buyers to meet hundreds of ready-made garment exhibitors under one roof - held twice a year in Las Vegas. 2) C-Me builds private extranets, or Internet Sourcing Networks ("ISN"), for its retail partners. The ISN matches and pushes merchandise to the appropriate buyers computer desktop. 3) C-Me's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a Letter of Credit ("L/C"). 4) Logistics, warehouse, shipping, and billing service for the overseas manufacturers. The company presently has branches and affiliate offices located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

Services
--------

ASAP GLOBAL SOURCING SHOW
The world economic marketplace has dramatically changed in the past few years due to the unsafe environment for travel. This will continue to drastically change as the trade barriers and deregulations are lifted between countries. The U.S. buyer community immediately recognized the ASAP Show as the World's Largest Garment and Textile Sourcing Show.

Marketing a brand new international trade show of this magnitude has been accomplished by the presence of 25 C-Me overseas offices throughout the world. Additionally, C-Me has aligned itself with foreign government alliances and endorsements, which see the ASAP Show as the first step their country can participate in to see an immediate increase of apparel exports to the U.S. Other industry leading trade shows such as auto parts, house wares, hardware, athletic equipment, and poolside supplies have approached C-Me and asked the company's expertise to build each industry's specific global sourcing shows after seeing such success achieved in the ASAP Show.

                         CYBER MERCHANTS EXCHANGE, INC.

ELECTRONIC COMMERCE, A NEW WAVE OF INTERNATIONAL TRADE
C-Me has utilized the convenient and powerful Internet to communicate between buyers and sellers internationally. The ISN was built with the buyer in mind to make it user friendly to gain global apparel information. C-Me has successfully represented, Fruit of the Loom, Kellwood, Factory 2-U Stores, Value City, and others to be their buyer's agent. The ASAP Show helps promote C-Me's ISN transaction model to these buyers.

GLOBAL FINANCIAL PLATFORM
C-Me developed a patent-pending global financial platform, levied with CIT - a factoring accounts receivable guarantee service. This process allows overseas sellers to gain cash advances through their local bank and eliminate the need for Letters of Credit to sell international merchandise. The benefit of eliminating L/C's to purchase international merchandise is the ultimate dream for U.S. buyers.

LOGISTICS, WAREHOUSE, SHIPPING AND INVOICE SERVICES
C-Me's receiving, shipping, warehousing, and logistics services can assist the overseas manufacturers to ship U.S. buyer's merchandise directly.


Revenue Model
-------------

The ASAP Show

Currently, the ASAP Show charges $58 per square foot to exhibitors. The cost per square foot is considered costly in the U.S. trade show industry. The reason ASAP exhibitors are willing to pay this high price is because C-Me's management always partners with overseas governments to subsidize 50-100% of the exhibition costs. C-Me's unique marketing concepts, services, educational seminars and relationships set the company apart from competitors.

E-commerce Transactions

The Company charges a minimum of 5-10% commission when representing U.S. buyers who wish to utilize C-Me as their buying agent to source their goods overseas. C-Me can also act as the principle to purchase the pre-sold merchandise with a minimum profit margin of 20%. The demands for C-Me's sourcing abilities by the U.S. apparel buyers have arrived at stages where C-Me must pick and choose who they want to represent.

Global Financial Platform

CIT charges 1.5% of the invoice value as their non-recourse factoring fee while C-Me charges 0.5%. The overseas bank charges interest for their cash advances made to the seller. The potential of eliminating the Letter of Credit business represents billions of dollars per year.

Accumulated Losses
------------------

The Company has incurred significant losses since its inception and may never generate or substain a profit. Through the third quarter ended March 31, 2003, the Company generated losses of $11,863,560. The Company devotes significant resources to developing, enhancing, selling and marketing its products and

                         CYBER MERCHANTS EXCHANGE, INC.

services. As a result, the Company will need to generate significant revenues to maintain profitability. The Company may not continue its historical growth or generate sufficient revenues to sustain or increase profitability on a quarterly or annual basis in the future.

RESULTS OF OPERATION

NINE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenue
-------

Net gross revenues on transaction sales for the nine months ended March 31, 2003 were $2,010,106, an increase of $597,750 or 42% compared to the same period last fiscal year. The Company expects the volume of gross sales transactions and the gross profit margin percentage to maintain and grow, as it continues to utilize its overseas sourcing network and its external sales force.

The gross profit from transaction sales for the nine months ended March 31, 2003 was $300,002 an increase of $155,936, or 108% compared to the same period last fiscal year. The gross profit margin is approximately 15% for transaction sales.

The ASAP Show division's gross revenue for the nine months ended March 31, 2003 was $901,807, an increase of $476,536 or 112% compared to the same period last fiscal year.

Subscriber fees for the nine months ended March 31, 2003 were $4,158, a decrease of $9,195 or 69% compared to the same period last fiscal year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales and revenue generated through the ASAP Show.

Operating Costs and Expenses
----------------------------

General and administrative expenses increased by $687,521, or 45%, to $2,232,504 for the nine months ended March 31, 2003, as compared to $1,544,983 for the same period last fiscal year. The increase in general and administrative expenses is primarily due to the increase in the ASAP Show expenses of $481,272. The ASAP Show expenses for the nine months ended March 31, 2003 were $1,276,404 compared to $795,132 for the same period last fiscal year end. The reason for the ASAP show costs increasing was due to two shows held in the fiscal year 2003 and there was only one show in fiscal year 2002.

No non-cash stock compensation expenses were recognized for the nine months ended March 31, 2003.

Net Loss
--------

The Company recorded a net loss of $935,240 for the nine months ended March 31, 2003, a reduction of $173,644, as compared to a net loss of $1,108,884 for the same period last fiscal year. Such a reduction in net loss is mainly due to an increase in net revenues from transaction sales of $155,936, an increase in tradeshow revenues of $476,536, a reduction in equity losses on overseas investments of $147,159 and offset by an increase of tradeshow expenses of $481,272. Loss per share as of March 31, 2003 was $0.13 as compared to $0.15 as of March 31, 2002, due to a decrease in net loss and a reduction in the number of outstanding shares of common stock.

                         CYBER MERCHANTS EXCHANGE, INC.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenue
-------

Gross revenues from transaction sales for the three months ended March 31, 2003 were $677,766, an increase of $342,032 or 102% compared to the same period last fiscal year. The gross profit from transaction sales for the three months ended March 31, 2003 was $145,331, an increase of $131,897, or 982% compared to the same period last fiscal year. The Company expects the volume of gross sales transactions to grow and the gross profit margin percentage to maintain, as it continues to utilize its overseas sourcing network and its external sales force.

The ASAP Show division gross revenue for the three months ended March 31, 2003 was $489,301, an increase of $64,030 or 15% compared to the same period last fiscal year.

Subscriber fees for the three months ended March 31, 2003 were $933, a decrease of $4,480 or 83% compared to the same period last fiscal year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales and revenue generated through the ASAP Show.

Operating Costs and Expenses
----------------------------

General and administrative expenses increased by $54,178, or 5%, to $1,036,295 for the three months ended March 31, 2003, as compared to $982,117 for the same period last fiscal year. The increase in general and administrative expenses is primarily due to the decrease in the ASAP Show expense of $126,431, an increase of handling expenses of $39,124, increase of tradeshow bad debt of $120,193, increase of professional fees of $11,227, and increase of IR/PR expenses of $10,065 as compared to the same period last fiscal year.

No non-cash stock compensation expenses were recognized for the three months ended March 31, 2003.

Net Loss
--------

The Company recorded a net loss of $361,831 for the three months ended March 31, 2003, a decrease of $192,802 in net loss, as compared to a net loss of $554,633 for the same period last fiscal year. The decrease in net loss is mainly due to a reduction on loss of ASAP show of $179,031 and a reduction in equity losses on overseas investments of $57,447. Loss per share as of March 31, 2003 was $0.05 as compared to $0.07 as of March 31, 2002 due to a decrease in net loss and a reduction in the number of outstanding shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased from $2,040,600 as of June 30, 2002 to $1,040,309 as of March 31, 2003, primarily due to cash used in operations of $1,022,340. During the current fiscal year, the Company had average monthly general and administrative expenses of approximately $105,000 (excluding ASAP Show related expenses) as compared to $83,000 in the same period of last fiscal year. The Company will keep implementing its cost-minimizing plan, which includes, reduction of professional consulting fees, investor relations and marketing costs. With working capital of approximately $1.0 million and average monthly expenses of approximately $105,000, and average monthly ASAP Show expense of approximately $142,000, coupled with cash generated from growing net

                         CYBER MERCHANTS EXCHANGE, INC.

revenue from transaction sales and tradeshow revenue, the Company believes it has sufficient capital to operate its business over the next 6 months.

The company is in the process of offering its preferred stock with 8% coupon annual interest plus 50% common stock warrants at 0.50 per share. This offering will be for a total amount of $1,250,000 with an anticipated closing date before July 15, 2003. The offering is being lead by C.K. Cooper & Co., a Newport Beach, CA based investment banker.


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

ITEM 3.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Frank S. Yuan as Chief Executive Officer and as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of May 1, 2003, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after May 1, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.


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

                         CYBER MERCHANTS EXCHANGE, INC.

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

                         CYBER MERCHANTS EXCHANGE, INC.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com
(Registrant)


Date:    05/14/2003           /s/ Frank S. Yuan
-------------------           ----------------------------------------
                              Frank S. Yuan, Chairman, Chief Executive Officer

                         CYBER MERCHANTS EXCHANGE, INC.

                    Certification of Chief Executive Officer
                        Pursuant to Section 302(a) of the
                           Sarbanes-Oxley Act of 2002

I, Frank S. Yuan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cyber Merchants Exchange Inc.;

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

Date:  May 14, 2003                       /s/ Frank S. Yuan
                                          Chairman, Chief Executive Officer and
                                          Principal Accounting Officer

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

I, Frank S. Yuan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Cyber Merchants Exchange, Incorporation on Form 10-QSB for the fiscal quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Cyber Merchants Exchange Inc.

A signed original of this written statement required by Section 906 has been provided to Cyber Merchants Exchange, Inc. and will be retained by Cyber Merchants Exchange, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.
                                                 By:      /s/ Frank S. Yuan

                                                 Name:    Frank S. Yuan
                                                 Title:   Chairman, CEO and CFO