Form 10KSB
period 2003-06-30
CYBER MERCHANTS EXCHANGE INC
filed 2003-10-14
CIK 1066961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   ------------------------------------------
                                   FORM 10-KSB
(Mark one)

[X} Annual report under section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the fiscal year ended June 30, 2003

                                       OR

[ ] transition report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition Period from _______ to _______

                        Commission file number 001-15643

                         CYBER MERCHANTS EXCHANGE, INC.
                   --------- -------------------------------
                 (Name of small business issuer in its charter)

            CALIFORNIA                                  95-4597370
           -----------                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4349 Baldwin Avenue, Suite A       Registrant's telephone number:
    EL MONTE, CALIFORNIA                 (626) 636-2530                  91731
   ---------------------                                              ----------
  (Address of principal executive offices)                            (Zip Code)

      Securities registered under
      Section 12(b) of the Act:                     Name of exchange
          (Title of Class)                        on which registered
               NONE                                       NONE
    ------------------------------           ------------------------------

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

Registrant's net revenue for its most recent fiscal year:  $1,187,679

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 23, 2003, computed by reference to the closing price of that date, was $1,026,415, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On September 23, 2003, the registrant had 7,472,673 shares of Common Stock, no par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement under Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

              TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes    No X

                         CYBER MERCHANTS EXCHANGE, INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                       FOR FISCAL YEAR ENDED JUNE 30, 2003


PART I                                                                      PAGE

Item 1   Description of Business............................................. 3
Item 2   Description of Property.............................................13
Item 3   Legal Proceedings...................................................13
Item 4   Submission of Matters to a Vote of Security Holders.................13

PART II
Item 5   Market for Common Equity and Related Stockholder Matters............13
Item 6   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................15
Item 7   Financial Statements................................................19
Item 8   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure..........................................19
Item 8A  Controls and Procedures.............................................19

PART III
Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.................20
Item 10  Executive Compensation..............................................20

Item 11  Security Ownership of Certain Beneficial Owners and Management......20
Item 12  Certain Relationships and Related Transactions......................20
Item 13  Exhibits and Reports on Form 8-K....................................20
Item 14  Principal Accountant Fees and Services..............................21

SIGNATURES...................................................................22

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........................F-1

                                     PART I

FORWARD-LOOKING STATEMENTS

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

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     Cyber Merchants Exchange ("C-Me" or the "Company") is an international electronic trading, financing, logistics and trade show organizer corporation that is initially targeting the apparel industry. C-Me has set the standard for apparel global electronic trading and built the model for other leading industries by adhering to a simple formula for success. The following four interlocking services make the company unique: 1) ASAP Global Sourcing Show - a trade show for U.S. buyers to meet hundreds of ready-made garment exhibitors under one roof - held twice a year in Las Vegas, NV. 2) C-Me builds private extranets, or Internet Sourcing Networks ("ISN"), for its retail partners. The ISN matches and pushes merchandise to the appropriate buyers computer desktop.
3) C-Me's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a Letter of Credit ("L/C"). 4) Logistics warehouse, shipping, and billing service for the overseas manufacturers. The company presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

THE COMPANY

C-Me is a California corporation that was formed in July 1996 under the name World Wide Magic Net, Inc., d.b.a. Cyber Merchants Exchange, Inc. On October 7, 1998, the Company changed its name to Cyber Merchants Exchange, Inc., d.b.a. C-ME.com. C-Me has a number of joint venture partners as follows:

                               PERCENTAGE OF
                               OWNERSHIP BY   STATE/PROVINCE          DATE OF
NAME OF JOINT VENTURE              C-ME       OF INCORPORATION     INCORPORATION
--------------------------------------------------------------------------------
Global Purchasing Dotcom, Inc.      50%        China               June 2000
E-Southeast Asia, Inc.              47%        Thailand            June 2000
C-Me Taiwan                         40%        Taiwan              December 1999
C-Me Bangladesh                     50%        Bangladesh          May 2002
C-Me Korea                          50%        Korea               July 2001
C-Me Hong Kong                      50%        Hong Kong           July 2001
C-Me Indonesia                      50%        Indonesia           October 2002
C-Me Sri Lanka                      50%        Sri Lanka           November 2002

The Company's joint venture partners are its active sales agents for finding overseas full-package garment and textile factories, sourcing stock lot and closeout merchandise and promoting the ASAP Show.

During fiscal 2000, the Company entered into agreements to form joint ventures in Taiwan ("C-Me Taiwan"), in Thailand ("E-Southeast Asia, Inc.") and in China ("Global Purchasing Dotcom, Inc.") to facilitate the buying and selling activities between U.S.-based retailers and foreign country exporters through the Company's web-based communication system. The Company invested approximately $1,900,000 (of which $1,000,000 was used to purchase software back from the Company) for 50%, 47%, 40% interest in Global Purchasing Dotcom, Inc., E-Southeast Asia, Inc. and C-Me Taiwan, respectively. Through the year ended June 30, 2003, the Company has recognized investment losses approximating $1,200,000, based on the Company's equity ownership percentage.

During fiscal year 2002 and 2003, the company entered into agreements with third parties to form joint ventures in Bangladesh, Korea, Hong Kong, Indonesia and Sri Lanka named C-Me Bangladesh, C-Me Korea C-Me Hong Kong, C-Me Indonesia and C-Me Sri Lanka, respectively, in which all will use the Company's proprietary web-based communication systems to facilitate the front end merchandise sourcing. The Company is not required to invest money into the joint ventures. Per the joint venture agreements, the Company is to provide its technology and all costs to operate the joint ventures are to be funded by the third party joint venture partners. Profits are first to be distributed to the joint venture partners until the joint venture partners are reimbursed for all costs paid by the third parties on behalf of the joint ventures, then all profits will be allocated on a 50% basis to each partner. As of June 30, 2003, the joint ventures are fully operational and are promoting the Company and the ASAP show, however the operations were insignificant.

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

INDUSTRY OVERVIEW

APPAREL INDUSTRY

Intense competition, consolidation and the tightening of profit margins characterize the retail industry. Consumers are increasingly more discerning and consequently demand that retailers offer more value in return for their purchasing dollar. To attract and keep consumers, retailers must offer more desirable products and prices. Sourcing correctly is the primary success of any retailers.

Sourcing-related communications between retailers and their overseas manufacturers are a continuous flow of information regarding products, pricing, delivery, special promotions, packaging and other issues. To date, these communications have largely been carried out through paper flow, telephone calls, facsimiles, courier services, and/or through travel and personal visits

Pressure on retailers affects all players in the sourcing environment. Emerging technologies, such as C-Me's, can offer dramatic improvements in efficiency, costs and business process management. Purchasing automation efforts, such as Electronic Data Interchange ("EDI"), currently address the back-end efficiency. The front-end sourcing process should be automated as well.

Historically, letters of credit have been used in connection with international trade transactions between sellers and buyers, but the Company believes that letters of credit are not the most desirable way to transact international purchases. Additional problems associated with letters of credit include a limited amount of credit lines and a time consuming, cumbersome and the administratively challenging process of obtaining a letter of credit. Furthermore, letter of credit fraud risk is very common for buyers and sellers. The Company, through its creation of the Global Financial Platform ("GFP"), eliminates the need for letters of credit and the burdens involved with them.

TRADE SHOWS AND CONFERENCES

There's definitely no shortage of trade shows in the United States. The Apparel Sourcing Association Pavilion ("Global Sourcing Show" or "ASAP Show") is bringing a totally new concept to the trade show industry, with many exhibitors following such concept. The Global Sourcing Show is not an easy task. But C-Me has the perfect opportunity to make it successful because of the Company's global presence and marketing teams. The garment and textile exhibitors that come to the ASAP show from various producing countries previously did not have a trade show geared to their needs until ASAP was launched. Because of the September 11th tragedies, the ASAP Show is even more crucial for buyers and attendees. Most people are now reluctant to travel overseas than ever before. The ASAP Show is the perfect event for buyers and overseas manufacturers to meet and conduct business under one roof during the world's largest apparel trade week.

The ASAP show segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In 2003, approximately 95% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. The sale of exhibit space is generally impacted by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

Costs incurred by the ASAP show segment include facility rent, outsourced services such as registration, booth set-up, electrical services, security, decorator and attendee and exhibitor promotion. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed in the month the event occurs.

C-ME'S SOLUTION TO THE APPAREL INDUSTRY

C-Me has continued to implement its business plan to become an international electronic trading, financing, logistics and trade show organizer corporation. During the last seven years of development, the Company has begun to establish its technologies and methodologies through its Internet Sourcing Network ("ISN") and Virtual Trade Show ("VTS"), which have proven to be a valuable and effective tool for its retail partners to source overseas merchandise. The formation of multiple joint venture relationships with localized sourcing offices during the last seven years has expanded the Company's ISN internationally. The Company's patent pending Global Financial Platform ("GFP") is beginning to be used by its U.S. retail partners to purchase overseas merchandise without the need for issuing foreign letters of credit. Over the past two years, the ASAP Show has become increasingly more popular among retailers and overseas garment and textile factories. Currently, the ASAP show is a very important apparel-sourcing event in Las Vegas held twice yearly.

OVERVIEW OF C-ME SERVICES

The Company's Internet-based solutions were designed to meet the general merchandising needs of retailers and their overseas manufacturers, with an initial emphasis placed on the bargain, or "off-price," apparel market segment. To that end, the Company has developed five interrelated service solutions:
Internet Sourcing Network, Virtual Trade Show, Global Financial Platform, International Electronic Trading and ASAP Global Sourcing Show.

     1.  Internet Sourcing Network ("ISN")

         The cornerstone of C-Me's services is the proprietary ISN, comprised of private extranets developed in accordance with each retail partner's merchandising specifications. The Web-based turnkey solution automates the front-end merchandise sourcing activities of retailers, and has been designed to provide them with time and cost savings. The ISN enables retailers and overseas manufacturers located throughout the world to meet and conduct business using the Internet. Once an overseas manufacturer subscribes to a retailer's ISN, they can receive feedback about particular merchandise reviewed by buyers and receive information about long-term and short-term merchandising needs of the retailer. An overseas manufacturer can then change its strategies to meet these needs by updating its product line - all over the same Internet connection. Overseas manufacturers also receive an "open-to-buy" broadcast of what a retailer is sourcing during a particular time period. Overseas manufacturers pay a monthly subscription fee to display products on the ISN. Retailers are charged a nominal percentage for each sales transaction.

     2.  Virtual Trade Show ("VTS")

         The progenitor of C-Me's diverse services is the VTS, which is a centralized product showcase that features a multitude of products in easily understandable and searchable categories. The appeal of the VTS is its ability to enable direct marketing to a wide variety of retail buyers. Overseas manufacturers may display products free of charge only if they also subscribe to an ISN and if they are an exhibitor of the ASAP show.

     3.  Global Financial Platform ("GFP")

         The Company's innovative GFP eliminates the need for traditional letters of credit for international purchases. CIT Commercial Services ("CIT") and Bank SinoPac in Taiwan participate in the GFP to allow exporters in Taiwan, Hong Kong and Vietnam to ship merchandise to US Buyers with pre-approved credit established by CIT. Bank Sinopac will advance up to 80% of the invoice amount once the shipment is effected from overseas. The GFP can be employed for any international transaction, provided that the US Buyers' credit is first approved with CIT. Even retailers that do not source through C-Me's ISN or VTS may still utilize the GFP. C-Me and CIT charge a percentage of the transaction fee on all purchase orders written under the GFP. Bank Sinopac charges interest for the advances given to the overseas exporters.

     4.  International Electronic Trading

         C-Me utilizes its ISN and email marketing to push its own overseas close out and/or stock lot items to potential retail buyers. Once a buyer shows interest in a particular item, the Company's sales team will send samples to the buyer for their consideration. Through C-Me's GFP, a U.S.

         buyer can purchase the Company's overseas merchandise without issuing a letter of credit. The Company can earn the difference between the price sold to the retailer and the cost from the overseas manufacturer, which equates between 7% to 20% per transaction.

         Management believes that the idea of U.S. retailers purchasing overseas goods directly and without issuing a letter of credit will attract more transactions and retail partners in the near future. As of today, the Company has sold its goods to the following retailers: Factory 2-U Stores, Fruit of the Loom, Kellwood, Low & Sweet, Value City Department Stores, Ross Stores, 99 Cents Only Stores, and other such discount chains.

     5.  ASAP Global Sourcing Show ("ASAP Show")

         ASAP Show is an international sourcing and manufacturing trade show that brings leading garment and textile manufacturers from around the world to one venue to meet, greet and sell to buyers. The attendance records for ASAP Show were approximately 2,500 and 3,700 for the February and August 2003 shows, respectively. The attending exhibitors were approximately 180 and 250 for the February and August 2003 ASAP trade shows, respectively. The participating countries were 20 and 34 for the February and August 2003 trade shows, respectively. As a result, this makes ASAP Show the World's Largest Garment and Textile Sourcing Show.

Two additional services that the Company is developing are the Wholesale Auction Center and Factory Outlet Mall.

     1.  Wholesale Auction Center ("WAC")

         C-Me's WAC is being developed to provide a Web-based central location, or community, for overseas manufacturers to liquidate odd lots and closeouts in bulk quantity. The WAC is being designed to feature the Company's patent-pending auction process, which, by a partnership with any financial institution to insure sellers credit risk in order for buyers to eliminate the possibility of fraud in the auction transaction. The Company has filed a patent application for the WAC process. Sellers using the WAC will pay transaction commission fees. The Company has decided to halt its plans to release the WAC until economic conditions improve.

     2.  Factory Outlet Mall ("FOM")

         The FOM is a public vertical marketplace, which is being developed to enable overseas manufacturers to sell merchandise directly to consumers. The FOM is being designed to supplement C-Me's business-to-business solutions by giving overseas manufacturers a direct business-to-consumer e-commerce package, consisting of secure credit card transactions, shopping cart functions and automatic calculation of sales tax and freight charges. Overseas manufacturers selling on the FOM will pay transaction commission fees. The Company has halted its plans to release the FOM until economic conditions improve.

SUPPORTING TECHNOLOGY

The Company has developed three proprietary technologies:

     1. Product Driven Search Engine

     The Company believes the keyword search functions employed by traditional search engines are impractical for merchandise sourcing. Rather, the Company developed a product driven search engine, which simplifies the search process. This search engine is linked to dynamic listings of the overseas manufacturers' product catalog and line sheets, complete with detailed product descriptions and digital photographs. These products are then indexed and separated into easily recognizable categories that facilitate quick product searches by retail buyers.

     2.  Focused Broadcasting ("FOCASTING(TM)")

     The Company's FOCASTING(TM) software enables retail buyers to create individual Web pages, thereby limiting unnecessary "surfing." After the buyer creates his or her customized Web page, the FOCASTING(TM) software will "push" or broadcast all products containeD within the Company's database directly to the buyer's desktop. For example, if a buyer for Men's jeans created a customized Web page using FOCASTING(TM) and selected "Men's jeans," the FOCASTING(TM) software would transmit all the information and images relaTING to Men's jeans within the Company's database to the buyer each time he or she logs on.

     3.  Dynamic End-User Profile System ("DEPS(TM)")

     The DEPS(TM) software provides retail buyers and overseas manufacturers with numerous interactive functions. The DEPS softwarE allows a user to maneuver and manipulate (delete, restore, etc.) the product information contained within his or her own product database. In addition, DEPS alerts a user whenever "new" or "close-out" items are added to the user's database. For the overseas manufacturer, DEPS enables them to remotely change, upload and delete their product information based on users' requests as well as receive business critical announcements from buyers. Additionally, DEPS(TM) will allow the buyer to send bulk oR personal e-mails to all overseas manufacturers in the ISN. These may be used to announce the buyer's "open-to-buy position," request special products, and announce merchandise buying and planning goals.

POTENTIAL REVENUE STREAMS

The Company's primary source of revenue over the next 12 to 24 months is anticipated to be transaction-based profit generated by U.S. buyers' purchases and sourcing of the Company's ability to locate the right product, price, quality and overseas manufacturer. The ASAP Show will bring significant revenues to the Company for the first and third fiscal quarters.

The Company envisions made-to-order and programmed merchandise as a viable source of revenue for 2004. U.S. Buyers feel comfortable and confident about the Company's ability to source for them for a fee. The Company's trade show exhibitors and vast overseas manufacturers in its database are eager for C-Me to represent them to gain container load orders and move their close-out merchandise with decent commission fees.

The Company expects to continue to grow the ASAP show following the past patterns of 50% - 100% growth per show. The revenue for the ASAP Global Sourcing Show is generated through exhibitor participation fees, corporate sponsorships, and advertisement fees.

COMPETITION

INTERNATIONAL ELECTRONIC TRADING

The distinction between merchandise sourcing (front-end) and the procurement function (back-end) is important to a discussion on competition. Currently, standardized EDI transaction sets, including purchase orders, are common. However, EDI is costly and does not solve the front-end issue of merchandise sourcing and international electronic trading.

The Company's primary competitors of the Company's front-end sourcing and international electronic trading business are as follows:

     |X| QRS enables retailers and overseas  manufacturers to list, buy and sell merchandise through a staged auction process over the Internet. All buyers and sellers are pre-registered and authorized to trade by QRS. After registering, customers are provided with a Tradeweave 'Passport,' which authenticates them as an approved trader in the marketplace. Sellers issue `Visas' to selected approved buyers to formalize trading relationships. Sellers benefit by increasing their market reach, drawing more competitive bids and gaining more control over their brand and the sales process. Buyers benefit by having broader access to merchandise at attractive prices through a central location. Both sellers and buyers benefit from an integrated e-commerce back-end using existing QRS services. All industry players have access to Tradeweave's retail trade news, content and directories.

     |X| GLOBAL  SOURCES  is an  enabler  of global  merchandise  trade.  Global
         Sources develops and operates independent Internet marketplaces and offers software solutions that facilitate cross-border transactions in public and private environments. Global Sources cataloging software and content management infrastructure support these offerings while its trade magazines remain a key complementary component of its total solution.

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

     o COMMERCE ONE offers software and services that connect global buyers with suppliers of business goods and services over the Internet. Its BuySite software simplifies the buying process by providing product catalogs from different suppliers, automating approvals and enforcing buyer and seller-specific policies. Its MarketSite.net website enables buyers and sellers using different software applications to seamlessly connect and perform e-commerce transactions. The company also provides services including content management, order availability information, status tracking and transaction support.

     o RETEK provides inventory management software that lets retailers interact across the Web with suppliers, wholesalers, transportation companies and other links in the supply chain. Customers include Ann Taylor, Eckerd, CBRL Group and Lancome.

TRADE SHOWS

There are numerous fashion, apparel, textile and accessories/supplies trade shows in the U.S. each year. Some of these shows are well established and have been held for years. The Company's trade show is focused on sourcing merchandise and merchandise manufacturing services from overseas manufacturers located throughout the world, but currently with an emphasis on overseas manufacturers from Southeast Asia.

The primary competitors of the Company's ASAP Show are as follows:

     o MAGIC - MAGIC, the Men's Apparel Guild in California, was founded in 1933. Due to enormous growth, the show relocated from Los Angeles to Las Vegas in 1989. Today, MAGIC International is the world's largest and most widely recognized organizer of apparel and fashion industry trade shows. The show encompasses every facet of fashion: MAGIC for Men's Apparel; WWDMAGIC and femme for Women's Apparel; MAGIC kids for Children's Apparel; The Edge for the progressive market; and the International Fashion Fabric Exhibition and I-TexStyle for the Textile and Sourcing markets.

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

     o WWIN - Women's Wear in Nevada caters to the big and tall. While mostly women's fashions, it also includes hand-crafted items and accessories. It is held twice a year at the Rio Hotel and Casino in Las Vegas, Nevada.

Although the competitors detailed in the preceding paragraphs may offer similar services to C-Me, the Company believes that no other company has its range of services, approach to serving the industry or such an experienced management team. C-Me is focused on providing a complete merchandise sourcing solution by providing on-line merchandise sourcing, a network to access overseas markets, its Global Financial Platform, its ASAP Global Sourcing Show, and other services that interlock each other and are focused on serving buyers' international sourcing and transaction needs.

INTELLECTUAL PROPERTY PROTECTION

The Company has two patents pending that pertain to business processes:

     1.  Global Financial Platform ("GFP") (patent pending)

         C-Me's GFP eliminates the need for letters of credit by allowing small- to medium-sized enterprises ("SMEs") in other countries to ship merchandise to pre-approved credit worthy buyers in the United States, without the need of issuing letters of credit. Letters of credit have historically been the predominant means of payment for international trading.

C-Me pioneered this process by establishing the first tri-party agreement with The CIT Group and Bank SinoPac in Taiwan. By virtue of C-Me's international factoring agreement, SME's, retailers, international banks and CIT Commercial Services are linked together by its Global Financial Platform. Through this arrangement, each of the tri-party participants plays an integral role. First, CIT Commercial Services guarantees the credit worthiness of the U.S. retailers. Secondly, Bank SinoPac provides working capital financing and acts as the conduit for foreign SMEs to receive payment. Through C-Me's GFP (patent pending), U.S. retailers can purchase overseas merchandise, just as they purchase domestic merchandise, with open terms and without the need to open letters of credit. Overseas SMEs ship merchandise to pre-approved credit worthy retailers without any receivables collection risk and will receive advances of up to 80% when they ship merchandise to satisfy their cash flow needs. SMEs can also utilize the platform for advancing cash flow.

The Company currently has patent applications pending on an Innovative Financing Method and System Therefore ("Financing Method"). The Company has received no substantive Patent Office action on the Financing Method application.

     2.  Non-Fraudulent Online Auction (patent pending)

         Approximately 10%-25% of all online auction transactions are fraudulent. Under current auction models, the seller must receive payment from the highest bidder before the merchandise is shipped. This creates the opportunity for fraudulent or disputed transactions. In fraudulent transactions, the buyer may not receive the merchandise per specifications posted by the seller. The wrong merchandise may arrive, quality may not be as represented, or the merchandise may never even be shipped. On the sellers' side, if the highest bidder does not make payment, the seller will be unable to locate the second highest bidder and the transaction will be lost. There are companies such as I-escrow, E-escrow and some insurance companies that are attempting to resolve these problems. C-Me believes that I-escrow, E-escrow and insurance companies cannot resolve these problems in a cost effective manner.

C-Me has applied for patent protection for its Wholesale Auction Center ("WAC"), which is under development. Among other things, the WAC eliminates fraudulent transactions in on-line auctions. The process involves sellers that have an agreement with C-Me and with a factoring corporation that collects for the seller. The seller also provides payment terms of at least net 30 days. Each buyer, before entering the WAC for bidding, is pre-approved by the factoring corporation and uses pre-approved auction dollars, to begin the bidding process. This way, the buyer will not pay for merchandise until it has had 30 days to evaluate that the merchandise received is of the same or better quality as the item posted by the seller. The seller will have no payment or collection risk because the factoring corporation has assumed the credit risk of the pre-approved buyer.

In addition, the Company has trademarked the following trade names: C-Me(TM), Cyber Merchants Exchange(TM), ASAP Global Sourcing ShOW(TM), ASAP(TM); DEPS(TM); FOCASTING(TM); and Internet Sourcing Network(TM).

GOVERNMENT REGULATIONS

Since the Company's core business is related to international trade, there are numerous U.S and foreign government regulations and restrictions that impose a significant burden upon the Company's international business, such as quota limitations for apparel entering the USA, tariffs and U.S. Customs controls. The World Trade Organization's ("WTO") bilateral agreement between the U.S. and each overseas country has numerous limitations and conditions to be met. The Company's buyers or sellers' violation of the WTO conditions will have a material effect on the Company's core business.

Government regulations of the Internet are another barrier that the Company faces. For example, wide use of the Internet is restricted in China and other countries where the Company may seek to do business.

EMPLOYEES

As of September 30, 2003, the Company employs 14 full-time employees and 1 part-time employee classified as follows: 2 full-time executive officers; 4 full-time administrative personnel; 8 full-time marketing personnel; and 1 part-time technical personnel. None of the employees are subject to a collective bargaining agreement, and the Company believes that relations with its employees are good.

RISK FACTORS

THE FOLLOWING RISK FACTORS INCLUDE, AMONG OTHER THINGS, CAUTIONARY STATEMENTS WITH RESPECT TO CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS OF CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. SEE "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS."

WE ARE AN EARLY-STAGE COMPANY WITH A LIMITED OPERATING HISTORY.
The company is an early-stage  company.  It is using an unproved  business model
and  cannot   guarantee   that  the  business   model  is   appropriate  to  the
implementation of its business plan.

WE EXPECT TO DEPEND ON REVENUE FROM OUR DOMESTIC AND INTERNATIONAL INTERNET SOURCING NETWORKS, ASAP TRADE SHOWS, AND GLOBAL FINANCIAL PLATFORM. The Company expects to depend primarily on revenue from the complete implementation of our domestic and international Internet Sourcing Networks, ASAP Shows, and Global Financial Platform. The Internet Sourcing Network has started to generate revenue although there is no guarantee that it will generate revenue in the future. The ASAP Show and Global Financial Platform have generated revenue in the past. However, there is no guarantee that these services will continue to generate revenue or that that revenue will meet our expectations.

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

WE FACE INTENSE COMPETITION FROM MANY ENTITIES.
The trade show and electronic commerce marketplace is highly competitive. Although the Company believes it has several key advantages, the barrier to entry is not significant. We have identified and continue to identify numerous companies that are better funded, have more experience and more significant resources that have entered or are planning to enter the trade show and electronic commerce industries. Should these companies decide to enter our specific market, there is no guarantee that we will be able to effectively compete with them.

WE ARE DEPENDENT ON OUR FOREIGN ALLIANCES.
The Company is dependent upon its ability to establish and maintain successful foreign alliances. If we are not able to establish and maintain such alliances, we will not be able to implement the business plan in its current configuration, which will affect both our revenue stream and profit potential. In addition, the Company faces political sovereign risks of conducting international business including risks of changing economic conditions in the Pacific Rim, which may have a material adverse effect on our ability to provide global merchandise sourcing to our retail partners.

WE ARE DEPENDENT ON MARKET DEMAND FOR AN ACCEPTANCE OF OUR SERVICES.
Much of the Company's success is dependent upon aggregating a critical mass of subscribing overseas manufacturers and trade show attendees and establishing and maintaining strong relationships with retail partners. If market demand and acceptance for our services is not in line with the Company's expectations, it is likely that the Company's revenue will not meet its expectations.

WE ARE DEPENDENT ON RELATIONSHIPS WITH KEY RETAIL PARTNERS, AND THE ABILITY TO CREATE MORE SUCH RELATIONSHIPS.
Our business model is retailer-centric. Successful implementation of it is predicated on our ability to create and nurture strong partnerships with retailers. If we are unable to maintain existing partnerships or establish new partnerships with retailers, our revenue and profitably will not meet our expectations. Although the Company believes it can create and maintain the necessary relationships, there is no guarantee that it will.

WE DEPEND ON THE RELIABILITY AND CONTINUITY OF OUR SERVICES.
As a service provider, the Company is dependent upon the continued reliability of its Internet Sourcing System, ASAP Trade Show, software and hardware. Although we have reliable systems in place, and have not had any problems providing quality service, there is no guarantee that the Company will be able to continue to provide reliable services.

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

INCREASED GOVERNMENT REGULATION OF THE INTERNET COULD HAVE A MATERIAL ADVERSE EFFECT ON US

Increased government regulation, or the application of existing laws to online activities, could inhibit Internet growth, expose us and other sellers of products for use on the Internet to additional liabilities and increase the cost of doing business. This could have a material adverse effect on our profits and liquidity. The increasing popularity and use of the Internet and other online services may lead to the adoption of new laws and regulations in the U.S. or elsewhere covering issues such as online privacy, copyright and trademark, sales taxes and fair business practices or which require qualification to do business as a foreign corporation in certain jurisdictions.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases its corporate headquarters located at 4349 Baldwin Avenue, Suite A, El Monte, California 91731. Its telephone number is (626) 636-2530. The lease commenced on March 15, 2003, and expires on March 31, 2006. The Company currently leases approximately 9,800 square feet at an average monthly rent of approximately $5,684.

ITEM 3.  LEGAL PROCEEDINGS

Cyber Merchants Exchange, Inc (C-Me) and its chief executive officer Frank S. Yuan ("Yuan") sued a former employee Yoram Dahan ("Dahan") for a number of alleged acts of wrongdoing. The complaint was filed on May 24, 2002. Dahan cross-complained against both C-Me and Yuan. The parties disagreed about the basis for Dahan's termination and about the rights to the ASAP trade show. The matter was resolved in a confidential settlement on June 27, 2003. No company funds were paid out in settlement. The lawsuit was dismissed with prejudice on August 22, 2003. C-Me has no further liabilities arising out of the lawsuit except for unpaid attorneys fees and costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ Over-the-Counter Bulletin Board (OTC-BB) under the symbol "CMEE." The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock as quoted by various market makers for the period of July 1, 2001 through June 30, 2003.

    July 1, 2001 to June 30, 2002:                HIGH*                   LOW*
                                                  -----------------------------
             First Quarter                        $ 0.51                  $0.27
             Second Quarter                       $ 0.55                  $0.17
             Third Quarter                        $ 0.40                  $0.22
             Fourth Quarter                       $ 0.40                  $0.29

    July 1, 2002 to June 30, 2003:                HIGH*                   LOW*
                                                  -----------------------------
             First Quarter                        $ 0.24                  $0.24
             Second Quarter                       $ 0.25                  $0.22
             Third Quarter                        $ 0.32                  $0.22
             Fourth Quarter                       $ 0.25                  $0.25

* The source of the high and low closing sales price information is Commodity Systems, Inc. and can be found on Yahoo's Web-site at http://finance.yahoo.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS OF RECORD

On June 30, 2003, the Company's issued and outstanding common stock totaled 7,472,673 shares, held by 186 shareholders of record and by an undetermined number of additional shareholders through nominee or street name accounts with brokers.

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

PENNY STOCK

The Company's securities are subject to the Securities and Exchange Commission's "penny stock" rules. The penny stock rules may affect the ability of owners of the Company's shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investments in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

The Company's securities are also subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Company's securities to buy or sell in any market.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sale of the Company's securities without registration during the fiscal year ended June 30, 2003. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

Throughout fiscal 2003, the Company granted options through its 1999, and 2001 Stock Option Plans to purchase an aggregate of 50,000, and 140,000 shares, respectively, of restricted common stock, at an exercise price of $0.24 per share (the fair market value of the Company's common stock on the date of grant), to various directors and employees of the Company. The options vest through December 2004 and are exercisable through December 2011. The Company believes the issuances of the stock options to its directors executives and employees were exempt from registration pursuant to Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended.

In May and June 2003, the Company granted warrants to purchase an aggregate of 10,000 shares of the Company's common stock, with exercise prices ranging from $0.26 - $0.30 per share, vested upon grant and expire through May 2006. The Company believes the issuance was exempt from registration pursuant to Rule 506 of Regulation D and/or Section (4)(e) under the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's audited financial statements and the related notes thereto-included elsewhere in this annual report for the fiscal year ended June 30, 2003. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report on Form 10-KSB. The Company's actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in the Company's filings with the Securities and Exchange Commission

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2003, COMPARED TO YEAR ENDED JUNE 30, 2002

The following discussion sets forth information for the twelve months ended June 30, 2003, compared with the twelve months ended June 30, 2002. This information has been derived from the audited financial statements of the Company contained elsewhere in this Form 10-KSB.

REVENUES

TRANSACTION SALES

Net revenues from transaction sales for the year ended June 30, 2003 were $207,794, an increase of $25,271 from $182,523 in 2002. During the year ended June 30, 2003 the Company had transaction sales of $2,189,828 compared to $2,025,256 for the same period last year. The gross profit margin for the year ended June 30, 2003 was 9.5%, compared to 9% for the same period last year. The Company expects this percentage to grow, as it begins to fully utilize its overseas sourcing network and its external sales force.

ASAP SHOW TRADE SHOWS

The ASAP show segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In 2003, approximately 95% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. The sale of exhibit space is generally impacted by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each fiscal year, largely due to the timing of the ASAP trade shows. In 2003, approximately 45.66% of our tradeshow revenue was generated during the first quarter and approximately 53.83% during the third quarter. The second quarter accounted for approximately 0.5% of tradeshow revenue in 2003 and the fourth quarter accounted for approximately 0.1% of tradeshow revenue in 2003. Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

ASAP Show revenues totaled $893,523, compared to $424,271, an increase of 110% compared to last fiscal year.

SUBSCRIBER FEES

Subscriber fees decreased $9,931 or 61% to $6,362 in the year ended June 30, 2003 from $16,293 in the prior year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales.

OPERATING EXPENSES

Operating expenses consist primarily of marketing programs, investor relations, and professional consulting fees. Operating expenses increased $597,867 or 30% to $2,621,360 in the year ended June 30, 2003 from $2,023,493 for the same period last year. Such an increase is mainly due to increases in ASAP show expenses, bad debts and warehouse handling fees. ASAP show expenses increased $466,764 to $1,422,936 for the year ended June 30, 2003 from $956,172 for the same period last year. The increase of ASAP show expenses is a result from show expansion. Bad debts increased $139,440 to $140,155 for the year ended June 30, 2003 from $715 for the same period last year. The increase on bad debts is resulted from amounts uncollectable from ASAP exhibitors. Warehouse handling fees of $91,609 was a new expense item for the year ended June 30, 2003. Warehouse handling fees are incurred for the Company's in-house shipping and receiving operations, which used to be handled by outside services. During the fiscal year ended June 30, 2003, the Company granted 190,000 stock options. The Company recognized non-cash stock-based compensation expense of $0 and $101,097, for the year ended June 30, 2003 and 2002, respectively.

OTHER INCOME (EXPENSE)

Interest income decreased by $55,380 or 55% to $45,110 in the year ended June 30, 2003 from $100,490 for the same period last year. The decrease of net interest income was mainly due to a decrease in cash investment in short term certificates of deposit and lower interest rates. In addition, the Company incurred an impairment loss on a convertible note receivable of $600,000.

Under the equity method of accounting, the loss in overseas joint ventures decreased by $208,952 or 52% to $191,227 in the year ended June 30, 2003 from $400,179 for the same period last year. Each joint venture in E-SEA, Taiwan and China has incurred significant development costs and amortization of the software acquired from the Company associated with infrastructure development and market branding. The Company believes each overseas joint venture could begin to capitalize on its expenditures on market branding which could reduce costs and increase revenues for the fiscal year ended June 30, 2004. For the year ended June 30, 2002, the Company's investment in ABNet was accounted for under the cost method and valued at the lower of cost or net realizable value with any impairment being recognized. Based on its analysis, management determined that it has incurred an impairment loss of $21,762 in its investment in ABNet, which was recorded in the accompanying statements of operations for the year ended June 30, 2002.

In June 2002, the Company entered into an agreement whereby the Company returned the 1,500,000 shares of ABNet common stock and in turn ABNet returned the 111,000 shares of the Company's common stock, (which was then freely trading) which the Company then cancelled. The Company accounted for the transaction as a disposition of the investment in ABNet by recording the estimated fair value of the company's common stock returned in the amount of $36,630 (based on the market price at the date of disposition) as a reduction in common stock and a loss on disposition of investment of $792,729 in the accompanying statement of operations for the remainder of the net book value of the related investment. ABNet is an Internet portal in Taiwan. ABNet had difficulty implementing its original business model and is now having difficulty finding another business model or new capital to survive. The Company's Board of Directors decided that it was in the Company's best interest to reverse the stock swap transaction with ABNet, take a significant loss as noted above and clear the Company's books going forward.

Amortization of negative goodwill decreased by $25,002 to $308,333 in the year ended June 30, 2003 from $333,335 in the prior year. The amortization of negative goodwill is resulted from the sales of the Company's ISN (software) to its overseas joint ventures in Taiwan, South East Asia, and China. The software sales to Taiwan, South East Asia, and China were $300,000, $300,000, and $400,000, respectively. The Company amortized the negative goodwill over three years.

NET LOSS

The net loss for the fiscal year ended June 30, 2003 decreased by $229,786 or 11% to $1,952,265 from $2,182,051 for the same period last year. The decrease in 2003 is mainly due to an increase of ASAP show revenue of $469,252, a reduction of equity losses in overseas joint ventures of $208,952, net of increase in operating expenses.

Net loss per share decreased by $0.03 or 9% to $0.26 per share for the year ended June 30, 2003 from $0.29 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased from $2,040,600 as of June 30, 2002 to a working capital deficit of $8,808 as of June 30, 2003, primarily due to impairment loss on convertible note receivable of $600,000, deferred revenue of ASAP show of $206,939 and the reduction of cash reserves of approximately $650,000. During the current fiscal year ended June 30, 2003, the Company had average monthly general and administrative expenses (excluding non-cash compensation expenses) of approximately $148,000, excluding ASAP show production costs, as compared to $156,000 for fiscal year ended June 30, 2002. During fiscal year 2004, the Company will focus on the transaction revenue and ASAP show business model. As of June 30, 2003, the Company has current assets of approximately $470,0000. With the net revenue from June 30, 2003 and the ASAP show income, management believes the company will have enough net working capital to sustain its business for another 12 months.

As of September 23, 2003, the Company has current assets of $656,000, unaudited, which consists of cash of approximately $201,000, certificate of deposit of $100,000, inventory of approximately $260,000, collectable receivables of approximately $395,000 less short-term payables of $300,000. The Company has made its 24 months' profit and loss projections with a growth of transaction sales and ASAP show revenue, and maintain G&A expenses of $148,000 per month and has projected to be a profitable and in a cash positive position at end of fiscal year June 30, 2004. Hence, the Company believes it has sufficient cash to operate its business over the next 12 months

On April 17, 2003, the Company entered an agreement with C.K. Cooper & Company ("CKCC"), a NYSD member investment banker based in Irvine, California, as its placement agent and financial consultant to sell newly issued 8% convertible preferred stock at $0.50 per share for a total of $1,250,000. The Company has agreed to pay CKCC sales commissions equal to 8% of gross proceeds, up to 3% of which may be re-allowed to participating broker-dealers. The Company has also agreed to indemnify CKCC for certain liabilities under the Security Act of 1933, as amended. This convertible stock offering does not have any commitments or investments as of the date of the filing.

The forecast of the period of time through wich the Company's financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. The Company's actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the cost of continuing to implement the Company's international electronic trading business and ASAP Show business. There can be no assurance that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

The Company has no commitments to make capital expenditures for the fiscal year ending June 30, 2003. Over the next two to five years, the Company plans to utilize a combination of internally generated funds from operations, potential debt and equity financing to fund its long-term growth.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, estimated allowance for doubtful accounts, the realizability of the Company's investments in affiliated companies and the valuation of deferred taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

REVENUE RECOGNITION

Securities and Exchange Commission Staff Accounting Bulletin 101 ("SAB 101"), "REVENUE RECOGNITION," outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy conforms to SAB 101.

Net revenues include amounts earned under product transaction sales and subscriptions. Product transaction revenues are recorded in accordance with EITF 99-19 "REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT". The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers. Due to the Company not bearing credit risk on all transactions, the Company records a portion of their revenue on a net basis. However, for financial reporting purposes the Company presents the details of gross transaction sales and related costs of sales in the accompanying statements of operations for all net transactions. The Company also recognizes revenue from monthly subscription fees. Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees. Subscription and subscriber fees are recognized as revenue after the services have been provided. The Company also recognizes revenue from the ASAP trade show. The ASAP trade show generates revenue through exhibitor booths sales, corporate sponsorship and advertising. The revenue is recognized at the time of the related trade show.

Trade show and conference revenue is recognized in the accounting period in which the event is conducted.

INVESTMENTS IN JOINT VENTURES

The equity method is used to account for the Company's investments in the common stock of C-ME.com Taiwan, E-SouthEast Asia, Inc. (E-SEA), and Global Purchasing Doctor, Inc. (GP.com). because the Company has the ability to exercise significant influence over the investees' operating and financial policies, but does not exercise control.

STOCK BASED COMPENSATION

FASB Interpretation No. 44 ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB 25" clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements.

Under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period. The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as the Company adopted the cost recognition requirement under SFAS 123, are required to be presented.

SFAS 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to the Company's audited Financial Statements, Note 1.

ITEM 7. FINANCIAL STATEMENTS

The Company's audited Financial Statements are set forth on pages F-1 thru F-23 in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company, including its consolidating subsidiaries, that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is included under the caption entitled "Election of Directors" and "Information Concerning Directors and Executive Officers" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days of June 30, 2003, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is included under the caption entitled "Executive Compensation" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days of June 30, 2003, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days of June 30, 2003, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days of June 30, 2003, and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------

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

      10.6*****      2001 Stock Option Plan

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

      10.10*****     Joint Venture  Agreement  with Good Support  International,
                     Limited

      10.11*****     Joint Venture Agreement with Vickem Patana Co., Ltd.

      10.12*****     Joint Venture Agreement with Abest Tech Company, Ltd.

      10.13*****     Factory 2-U Stores,  Inc. - Joint Marketing and Cooperation
                     Agreement

      21.1           List of Subsidiaries
      31.1           Rule 13a-14(a) Certification of Chief Executive Officer
      31.2           Rule 13a-14(a) Certification of Chief Financial Officer

      32.1           Section 1350 Certification of Chief Executive Officer

      32.2           Section 1350 Certification of Chief Financial Officer

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

REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the fourth quarter ended June 30, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended June 30, 2003, the Company's fees for professional services rendered by its Independent Auditors were as follows:

(a) Audit Fees: Aggregate fees billed or expected to be billed for professional services rendered for the audit of the Company's fiscal year 2003 annual financial statements and review of the financial statements in the Company's reports on Form 10-QSB: $43,000.

(b) Audit Related Fees: $3,500.

(c) Tax Fees: $0.

(c) All Other Fees: The aggregate fees billed for all other professional services provided to the Company (other than the services described above under (a), (b), and (c)) for the fiscal year ended June 30, 2003: None.

The Audit Committee has considered and determined that the services rendered by the independent certified public accountants with respect to the foregoing fees are compatible with maintaining their independence and all services are pre-approved by the Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CYBER MERCHANTS EXCHANGE, INC.

                           By: /s/ Frank S. Yuan
                               ----------------------------------------
                                   Frank S. Yuan
                                   Chief Executive Officer and Director

                           Date:   OCTOBER 13, 2003
                                 -----------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           By: /s/ Frank S. Yuan                       Date: October 14, 2003
               --------------------------------------       --------------------
                   Frank S. Yuan
                   Chief Executive Officer and Director

           By: /s/ Mary McNabb                         Date: October 14, 2003
               -------------------------------------         -------------------
                   Mary McNabb
                   Director

           By: /s/ John F. Busey                       Date: October 14, 2003
               -------------------------------------         -------------------
                   John F. Busey
                   Director

           By: /s/ Charles Rice                        Date: October 14, 2003
               -------------------------------------        --------------------
                   Charles Rice
                   Director

           By: /s/ Deborah Shamaley                    Date: October 14, 2003
               -------------------------------------        --------------------
                   Deborah Shamaley
                   Director

           By: /s/ James Vandeberg                     Date: October 14, 2003
               -------------------------------------        --------------------
                   James Vandeberg
                   Director

           By: /s/ Donald McNabb                       Date: October 14, 2003
               -------------------------------------        --------------------
                   Donald McNabb
                   Director

                         CYBER MERCHANTS EXCHANGE, INC.

                             -----------------------

                     REPORT ON AUDITED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                             -----------------------

FINANCIAL STATEMENTS

           Balance Sheet as of June 30, 2003                                                      F-2

           Statements of Operations for the years ended June 30, 2003 and 2002                    F-3

           Statements of Shareholders' Equity for the years ended June 30, 2003 and 2002          F-4

           Statements of Cash Flows for the years ended June 30, 2003 and 2002                    F-5


       NOTES TO FINANCIAL STATEMENTS                                                              F-6


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Cyber Merchants Exchange, Inc.

We have audited the accompanying balance sheet of Cyber Merchants Exchange, Inc. ("the "Company"), as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Merchants Exchange, Inc. as of June 30, 2003, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
August 5, 2003

                         CYBER MERCHANTS EXCHANGE, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2003

ASSETS
Current assets:
   Cash                                                                  $     65,720
   Certificate of deposit                                                     100,000
   Accounts receivable                                                         89,801
   Inventory                                                                  189,365
   Prepaid expenses                                                            26,372
                                                                         ------------
Total current assets                                                          471,258
                                                                         ------------

Property and equipment, net                                                     6,902
Investments in overseas joint ventures, net                                   729,801
Other assets                                                                   11,368
                                                                         ------------
Total noncurrent assets                                                       748,071
                                                                         ------------
Total assets                                                             $  1,219,329
                                                                         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                 $    273,127
   Deferred revenue                                                           206,939
                                                                         ------------
   Total Current Liabilities                                                  480,066
                                                                         ------------
Shareholders' equity:
   Common stock, no par value; 40,000,000 shares authorized;
     7,472,673 shares issued and outstanding                                9,995,387
   Additional paid-in capital                                               3,624,461
   Accumulated deficit                                                    (12,880,585)
                                                                         ------------
Total shareholders' equity                                                    739,263
                                                                         ------------
Total liabilities and shareholders' equity                               $  1,219,329
                                                                         ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         CYBER MERCHANTS EXCHANGE, INC.
                            STATEMENTS OF OPERATIONS

                                                                          Years Ended June 30,
                                                                       --------------------------
                                                                           2003           2002
                                                                       -----------    -----------
Revenues:
   Transaction sales                                                   $ 2,189,828    $ 2,025,256
   Cost of goods sold                                                    1,982,034      1,842,733
                                                                       -----------    -----------
   Net revenue from transaction sales                                      207,794        182,523
   Tradeshow revenue                                                       893,523        424,271
   Subscriber fees                                                           6,362         16,293
                                                                       -----------    -----------
Net revenue                                                              1,107,679        623,087
                                                                       -----------    -----------
Operating expenses:
   General and administrative                                            1,743,697      1,045,076
   Payroll related                                                         853,554        832,471
   Stock-based compensation                                                     --        101,097
   Depreciation and amortization                                            24,109         44,849
                                                                       -----------    -----------
Total operating expenses                                                 2,621,360      2,023,493
                                                                       -----------    -----------
Loss from operations                                                    (1,513,681)    (1,400,406)
Other income (expenses):
   Interest income                                                          45,110        100,490
   Equity in losses on investments in overseas joint ventures             (191,227)      (400,179)
   Amortization of negative goodwill                                       308,333        333,335
   Impairment write-down on investment in ABNet                                 --        (21,762)
   Impairment loss on convertible note receivable                         (600,000)            --
   Loss on disposal of investment, ABNet                                        --       (792,729)
                                                                       -----------    -----------
Total other income (expenses)                                             (437,784)      (780,845)
                                                                       -----------    -----------
Loss before income taxes                                                (1,951,465)    (2,181,251)
Income taxes                                                                   800            800
                                                                       -----------    -----------
Net loss                                                               $(1,952,265)   $(2,182,051)
                                                                       ===========    ===========
Basic and diluted net loss available to common shareholders per
   share                                                               $     (0.26)   $     (0.29)
                                                                       ===========    ===========
Weighted-average number of common shares outstanding                     7,472,673      7,583,369
                                                                       ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         CYBER MERCHANTS EXCHANGE, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2003 AND 2002


                                       Common Stock            Additional                       Total
                              ----------------------------      Paid-In      Accumulated     Shareholders'
                                   Shares        Amount         Capital        Deficit         Equity
                              ------------    ------------    ------------   ------------    ------------
BALANCE, July 1, 2001            7,583,673    $ 10,032,017    $  3,523,364   $ (8,746,269)   $  4,809,112
Disposal of investment
   of ABNet                       (111,000)        (36,630)             --             --         (36,630)
Amortization of unearned
   stock-based compensation             --              --         101,097             --         101,097
Net loss                                --              --              --     (2,182,051)     (2,182,051)
                              ------------    ------------    ------------   ------------    ------------
BALANCE, June 30, 2002           7,472,673       9,995,387       3,624,461    (10,928,320)      2,691,528
Net loss                                --              --              --     (1,952,265)     (1,952,265)
                              ------------    ------------    ------------   ------------    ------------
BALANCE, June 30, 2003           7,472,673    $  9,995,387    $  3,624,461   $(12,880,585)   $    739,263
                              ============    ============    ============   ============    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         Cyber Merchants Exchange, Inc.
                            STATEMENTS OF CASH FLOWS

                                                                          Years Ended June 30,
                                                                       --------------------------
                                                                           2003           2002
                                                                       -----------    -----------
Cash flows from operating activities:
   Net loss                                                            $(1,952,265)   $(2,182,051)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                         24,109         44,849
      Amortization of negative goodwill                                   (308,333)      (333,335)
      Impairment loss on convertible note receivable                       600,000             --
      Bad debts                                                            140,155             --
      Equity in losses on investments in overseas joint ventures           191,227        400,179
      Loss on disposal of investment in ABNet                                   --        792,729
      Impairment write-down on investment in ABNet                              --         21,762
      Compensation expense for options and warrants granted                     --        101,097
      Changes in operating assets and liabilities:
          Accounts receivable                                              (79,586)       217,030
           Inventory                                                       (44,547)      (233,912)
           Prepaid expenses                                                146,842       (173,214)
           Accrued interest receivable                                          --         30,043
           Other assets                                                     (4,146)         4,275
          Accounts payable and accrued expenses                             39,440       (159,094)
          Deferred revenue                                                 206,939             --
                                                                       -----------    -----------
Net cash used in operating activities                                     (951,071)    (1,469,642)
                                                                       -----------    -----------
Cash flows from investing activities:
   Proceeds from maturity of certificates of deposit                            --      2,800,000
   Investment in certificate of deposit                                   (100,000)            --
   Investment in related party note receivable                                  --       (400,000)
   Repayments from related party note receivable and interest
     receivable                                                            407,000             --
   Investments in overseas joint ventures, net                                  --        (21,338)
   Purchases of property and equipment                                          --         (4,613)
                                                                       -----------    -----------
Net cash provided by investing activities                                  307,000      2,374,049
                                                                       -----------    -----------
Cash flows from financing activities:
   Proceeds from borrowings under line of credit                            40,000        816,745
   Repayments on borrowings under line of credit                           (40,000)    (1,216,745)
                                                                       -----------    -----------
Net cash used in financing activities                                           --       (400,000)
                                                                       -----------    -----------
Net (decrease) increase in cash                                           (644,071)       504,407
Cash, beginning of year                                                    709,791        205,384
                                                                       -----------    -----------
Cash, end of year                                                      $    65,720    $   709,791
                                                                       ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                                          $       243    $     8,401
                                                                       ===========    ===========
     Income taxes                                                      $       800    $       800
                                                                       ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cyber Merchants Exchange, Inc. (the "Company" or "C-Me"), was established under the laws of the State of California in July 1996 and was formerly known as World Wide Magic Net, Inc.

C-Me is a business-to-business international trading company that creates efficiencies for retailers to source and finance international purchases. C-Me builds private extranets, Internet Sourcing Networks ("ISN"), for its retail partners. Overseas manufacturers may subscribe to a retailer's ISN, by paying the Company a subscription fee and/or transaction fee. The Company also provides overseas manufacturers with a Virtual Trade Show, a vertical marketplace for overseas manufacturers to display their product in an open environment accessible to any buyer around the world. In addition, C-Me's Global Financial Platform (patent pending) allows U.S. retailers to purchase overseas merchandise without the need of issuing a Letter of Credit. Under this platform, a retailer's credit is pre-approved by CIT Commercial Services ("CIT"), a financial institution, under standard net 30-day terms on international purchases and the overseas manufacturer can get an advance of up to 80% of the cost of the merchandise from Bank SinoPac, a financial institution.

The Apparel Sourcing Association Pavilion ("ASAP") Trade Show is a natural extension of C-Me's core business on-line model. ASAP is a global apparel and textile sourcing show that brings leading manufacturers from around the world to one venue to meet, greet and sell to buyers. In the past seven years, C-Me has created a comprehensive base of manufacturers from around the world. Through C-Me's network of global offices, the Company anticipates that hundreds of international manufacturers will exhibit at the ASAP Show twice a year in Las Vegas, Nevada.

At June 30, 2003, the Company has an accumulated deficit of $12,880,585, negative working capital of $8,808 and a lack of profitable operational history. The Company hopes to continue to increase revenues from additional transaction sales and the continued growth of their ASAP Show. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements (see Note 8). The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The following is approximate select unaudited financial information of the Company at September 23, 2003:

                                              Unaudited
                                               --------
Cash                                           $201,000
                                               ========
Certificate of deposit                         $100,000
                                               ========
Inventory                                      $260,000
                                               ========
Accounts receivable                            $395,000
                                               ========
Accounts payable                               $300,000
                                               ========

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts, the estimated allowance for obsolete inventory, the realizability of the Company's investments in affiliated companies and the valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

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

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

Certain financial instruments, principally accounts receivable, potentially subject the Company to credit risk. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains an allowance for doubtful receivables and sales returns based upon factors surrounding the credit risk of specific customers, historical trends and the Company's estimate of future product returns. As of the balance sheet date, no allowance is required nor provided against these receivables, which are deemed to be collected in the normal course of business. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

The Company has invested $100,000 in a certificate of deposit, which matures on January 15, 2004, and is held as collateral for the revolving credit agreement with its bank.

Two customers accounted for approximately 51% of sales for fiscal 2002. However, there were no significant sales concentrations for fiscal 2003 nor accounts receivable concentrations at June 30, 2003.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2003.

INVESTMENTS IN OVERSEAS JOINT VENTURES AND ABNET

Investments in overseas joint ventures are accounted for under the equity method (see Note 5). Prior to the dissolution of the investment in ABNet (see Note 4), the investment was accounted for under the cost method and valued at the lower of cost or net realizable value with any impairment being recognized in the statements of operations at the time the impairment is determined.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory consists entirely of ready-to-wear garments and is stated at the lower of standard cost or market. Cost is determined on a weighted average basis that approximates the first-in, first-out method. Market is determined by comparison with recent purchases or net realizable value.

Such net realizable value is based on management's forecast for sales of the Company's inventory in the ensuing years. The industry in which the Company operates is characterized by style and fashion changes, should demand for the Company's inventory prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on accompanying balance sheet.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the amortized useful lives or the lease term.

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

LONG-LIVED ASSETS

Prior to July 1, 2002, the Company evaluated the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 121 required recognition of impairment of long-lived assets in the event the book value of such assets exceeded the future undiscounted cash flows attributable to such assets. At June 30, 2002, management determined that the Company's long-lived assets were impaired as follows:

     o Based in its analysis, management determined that it had incurred an impairment loss of $21,762 in its investment in ABNet, prior to the disposal of such investment (see Note 4), which was recorded in the accompanying statement of operations during the year ended June 30, 2002.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 on July 1, 2002. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result,

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decisions, if any. Management believes that the impairment losses recognized on long-lived assets, including intangible assets and other assets, are adequate. There can be no assurance, however, that market conditions or demand for the Company's product or services will not change which could result in future long-lived asset impairment charges in the future.

REVENUE RECOGNITION

Net revenues include amounts earned under transaction sales, trade show booth sales and subscription fees.

Transaction Sales
-----------------

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

ASAP Trade Show
---------------

The ASAP trade show generates revenue through exhibitor booths sales, corporate sponsorship, and advertising such revenue is recognized at the time of the related trade show.

Subscription Fees
-----------------

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

SFAS No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION" if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS No. 148 ("SFAS 148"), "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented.

At June 30, 2003, the Company has three stock-based employee compensation plans (see Note 8). Stock-based employee compensation cost totaling $0 and $101,097 is reflected in net loss for the years ended June 30, 2003 and 2002, respectively, as certain options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                       Years Ended June 30,
                                                                       2003           2002
                                                                   -----------    -----------
Net loss, as reported                                              $(1,952,265)   $(2,182,051)
    Deduct: total stock-based employee compensation expense
         Determined under fair value based method for all awards       (43,173)      (225,124)
                                                                   -----------    -----------
    Pro-forma                                                      $(1,995,438)   $(2,407,175)
                                                                   ===========    ===========
Basic and diluted net loss per share:
    As reported                                                    $     (0.26)   $     (0.29)
                                                                   ===========    ===========
    Pro-forma                                                      $     (0.27)   $     (0.32)
                                                                   ===========    ===========

LOSS PER SHARE

Under SFAS No. 128, "Earnings per Share", basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (totaling 202,000 and zero shares at June 30, 2003 and 2002, respectively, based on the Treasury Stock method), because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

FAIR VALUE

"Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash, accounts receivable, accounts payable, accrued expenses and deferred revenues approximate their fair values due to the short-term maturities of those financial instruments.

ADVERTISING

The Company expenses the cost of advertising when incurred as general and administrative expenses. Advertising expenses were approximately $139,000 and $64,000 for the years ended June 30, 2003 and 2002, respectively. The advertisement costs are primarily to promote ASAP show's brand, awareness and to attract attendees.

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations, as the Company has no items of comprehensive income.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 10).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

"Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS 137, 138, 140, 141 and 145 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. The Company has no derivative or hedging activities as of June 30, 2003.

ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS

The Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Web site maintenance costs incurred and expensed under general and administrative expenses in the accompanying statements of operations were insignificant to the Company for the year ended June 30, 2003 and 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The Company is evaluating the provisions of FIN 46 and determined that the provisions of FIN 46 may require consolidation of certain overseas joint ventures during the quarter ending September 30, 2003.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Significant recent Accounting Pronouncements include:

PRONOUNCEMENT    TITLE                                                                               EFFECTIVE DATE
-------------    -----                                                                               --------------
SFAS No. 142     Goodwill and Other Intangible Assets                                                July 1, 2002
SFAS No. 143     Accounting for Asset Retirement Obligations                                         July 1, 2003
SFAS No. 145     Rescission of FASB Statements No. 4, 44, and 64,                                    May 15, 2002
                 Amendment of FASB Statement No. 13, and Technical Corrections
SFAS No. 146     Accounting for Costs Associated with Exit or Disposal Activities                    January 1, 2003
SFAS No. 148     Accounting  for  Stock-Based   Compensation-Transition   and  Disclosure, an        March 31, 2003
                 amendment of FASB Statement No. 123
SFAS No. 149     Amendment of Statement 133 on Derivative Instruments and Hedging Activities         July 1, 2003
SFAS No. 150     Accounting for Certain  Financial  Instruments with  Characteristics  of Both       July 1, 2003
                 Liabilities and Equity
FIN 45           Guarantor's Accounting and Disclosure Requirements for Guarantees,  Including       December 31, 2002
                 Indirect  Guarantees of  Indebtedness of others - an  Interpretation  of FASB
                 Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34
FIN 46           Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51       February 1, 2003

Other recent accounting pronouncements are discussed elsewhere in these notes to the financial statements. In the opinion of management, recent accounting pronouncements did not or will not have a material effect on the financial statements.

RECLASSIFICATIONS

Certain   reclassifications   have  been  made  to  the  fiscal  2002  financial
presentation to conform the current year's presentation.

NOTE 2 - AGREEMENT WITH CIT

On October 19, 2000, the Company and CIT Commercial Services entered into a Factoring Agreement. Under the agreement, the Company sells and assigns to CIT certain accounts receivable, as defined, arising from transaction sales. CIT assumes the credit risk on a non-recourse basis on each account approved. For each sales transaction assigned to CIT for collection, CIT charges 1.5% of the assigned invoice value as their factoring fee. The amount of factoring fees incurred by the Company for the years ended June 30, 2003 and 2002 were insignificant.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 3 -PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2003:

Software                                    $ 130,641
Computer equipment                            100,389
Furniture and fixtures                         29,783
Office equipment                               23,420
Leasehold improvements                          7,261
                                            ---------
                                              291,494
Accumulated depreciation and amortization    (284,592)
                                            ---------
                                            $   6,902
                                            =========

NOTE 4 - INVESTMENT IN ABNET (A RELATED PARTY)

In fiscal year 2000, the Company received proceeds of approximately $1,000,000 through the issuance of 111,000 shares of its restricted common stock. The shares were purchased by Abest Tech. Company, Ltd. d.b.a. ABNet.tw ("ABNet"). The Company, in turn, acquired 1,500,000 shares of ABNet, representing 15% of the outstanding common stock of ABNet, for $1,000,000. The net result of the transaction was an investment in ABNet of $1,000,000, which represents the then estimated fair value of the ABNet's common stock issued. The Company accounted for the investment in ABNet under the cost method as it had only a 15% interest and had no ability to significantly influence the decisions of management. For the year ended June 30, 2002, the Company recognized an impairment loss of $21,762, based on management's assessment of the operations and future revenue of ABNet (see Note 1). In June 2002, the Company entered into an agreement whereby the Company returned the 1,500,000 shares of ABNet common stock and in turn ABNet returned the 111,000 shares of the Company's common stock, (which was then freely trading) which the Company then cancelled. The Company accounted for the transaction as a disposition of the investment in ABNet by recording the estimated fair value of the company's common stock returned in the amount of $36,630 (based on the market price at the date of disposition) as a reduction in common stock and a loss on disposition of investment of $792,729 in the accompanying statement of operations for the remainder of the net book value of the related investment.

NOTE 5 - INVESTMENTS IN OVERSEAS JOINT VENTURES

On December 22, 1999, the Company entered into an agreement to form a joint venture in Taiwan named C-Me Technology Co., Ltd. ("C-Me Taiwan") to facilitate the buying and selling activities between U.S.-based retailers and Taiwan-based exporters through the Company's web-based communication system. The Company invested $300,000 (which was used to purchase software back from the Company, see below) for a 30% interest in February 2000 and accounts for this investment under the equity method. The Company invested an additional $200,000 for an additional 10% interest in May 2001. For the years ended June 30, 2003 and 2002, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of approximately $27,000 and $100,000, respectively, based on the Company's equity ownership percentage.

On March 11, 2000, the Company entered into an agreement with Vickem Patana Co., Ltd., a Thailand Corporation, to form a joint venture named E-SouthEast Asia, Inc. ("E-SEA"), a Delaware corporation, which will use the Company's proprietary web-based communication system to facilitate the front-end merchandise sourcing. The Company invested $300,000 during fiscal year ended June 30, 2000 (which

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 5 - INVESTMENTS IN OVERSEAS JOINT VENTURES (CONTINUED)

was used to purchase software back from the Company (see below)). During fiscal years ended June 30, 2001 and 2002, the Company invested an additional $100,000 and $21,338, respectively for a total equity interest approximating 47% and accounts for this investment under the equity method. For the years ended June 30, 2003 and 2002, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of approximately $65,000 and $185,000, respectively, based on the Company's equity ownership percentage. Management together with the joint venture partners decided to close the operations as of June 30, 2003. The Company's net investment at June 30, 2003 was zero; therefore no impairment adjustment is necessary.

On March 25, 2000, the Company entered into an agreement with Good Support International Limited, a British Virgin Islands Company, to form a joint venture named Global Purchasing Dotcom, Inc. ("GP.com"), a Washington corporation, which will focus on implementing several targeted businesses in China's e-commerce market. The Company invested $400,000 during fiscal year ended June 30, 2000 (which was used to purchase software back from the Company (see below)). During fiscal year ended June 30, 2001, the Company invested an additional $600,000 for a total interest of 50% and accounts for this investment under the equity method, as it has no ability to significantly influence the decisions of management. As of June 30, 2003 and 2002, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of approximately $100,000 and $116,000, respectively, based on the Company's equity ownership percentage.

During fiscal year 2000, each of C-Me Taiwan, E-SEA, and GP.com entered into an agreement to purchase the Company's software for $300,000, $300,000 and $400,000, respectively. The Company has reduced the carrying amount of its investment in each of the joint ventures by the amount of the software sale. These amounts are recognized in income as an adjustment to the Company's investments in the overseas joint ventures on a straight-line basis over a three-year period, the estimated life of the software sold. As of June 30, 2003 and 2002, the Company recognized income in the statements of operations from the amortization of these software sales in the amount of approximately $333,000 and $308,000, respectively. The respective joint ventures amortized the cost of software over the same three-year period. As a result, the total amortization expense recognized by the joint venture companies for the year ended June 30, 2003 was approximately $308,000, which is a portion of the total losses on joint ventures of approximately $409,000 (see below).

During fiscal year 2002 and 2003, the company entered into agreements with third parties to form joint ventures in Bangladesh, Korea, Hong Kong, Indonesia and Sri Lanka named C-Me Bangladesh, C-Me Korea C-Me Hong Kong, C-Me Indonesia and C-Me Sri Lanka, respectively, in which all will use the Company's proprietary web-based communication systems to facilitate the front end merchandise sourcing. The Company is not required to invest money into the joint ventures. Per the joint venture agreements, the Company is to provide its technology and all costs to operate the joint ventures are to be funded by the third party joint venture partners. Profits are first to be distributed to the joint venture partners until the joint venture partners are reimbursed for all costs paid by the third parties on behalf of the joint ventures, then all profits will be allocated on a 50% basis to each partner. As of June 30, 2003, the joint ventures are fully operational and are promoting the Company and the ASAP show, however the operations were insignificant.

As of June 30, 2003, and for the years ended June 30, 2003 and 2002, the investment in respective joint ventures are summarized as follows (which were audited in conformity with accounting principals generally accepted in the United State of America by other accountants):

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 5 - INVESTMENTS IN OVERSEAS JOINT VENTURES (CONTINUED)

                                     C-Me Taiwan      E-SEA          GP.com         Total
-------------------------------------------------------------------------------------------
Net investment at July 1, 2001     $    81,659    $    27,779    $   548,763    $   658,201
Investment                                  --         21,338             --         21,338
Amortization of negative
   goodwill                            100,000        100,000        133,335        333,335
Equity in loss of joint ventures      (100,222)      (184,254)      (115,703)      (400,179)
                                   -----------    -----------    -----------    -----------
Net investment at June 30, 2002         81,437        (35,137)       566,395        612,695
Amortization of negative
   goodwill                             75,000        100,000        133,333        308,333
Equity in loss of joint ventures       (26,708)       (64,863)       (99,656)      (191,227)
                                   -----------    -----------    -----------    -----------
Net investment at June 30, 2003    $   129,729    $        --    $   600,072    $   729,801
                                   ===========    ===========    ===========    ===========

The following is the condensed financial information of each of the Company's overseas joint ventures as of and for the year-ended June 30, 2003:

                                     C-Me Taiwan      E-SEA          GP.com         Total
-------------------------------------------------------------------------------------------
Current assets                     $     7,086    $     2,132    $ 1,160,007    $ 1,169,225
                                   -----------    -----------    -----------    -----------
Total assets                       $   106,872    $   132,132    $ 1,209,441    $ 1,448,445
                                   ===========    ===========    ===========    ===========
Current liabilities                $    41,458    $        25        $$9,295    $    50,778
                                   -----------    -----------    -----------    -----------
Total liabilities                  $    41,458    $    45,177    $     9,295    $    95,930
                                   ===========    ===========    ===========    ===========
Total stockholders' equity         $    65,414    $    86,955    $ 1,200,146    $ 1,352,515
                                   ===========    ===========    ===========    ===========
Sales                              $    81,796    $    10,473    $    31,581    $   123,850
                                   -----------    -----------    -----------    -----------
Cost of sales                      $    35,142    $        --    $        --    $    35,142
                                   ===========    ===========    ===========    ===========
Net loss                           $   (66,770)   $  (143,174)   $  (199,311)   $  (409,255)
                                   ===========    ===========    ===========    ===========

NOTE 6 - CONVERTIBLE NOTE RECEIVABLE

In June 2001, the Company loaned $600,000 to an unrelated non-public company in Taiwan for a convertible note receivable ("Note"). The Note, which accrued interest at 6% per annum, was payable in monthly installments of interest only, with the entire principal balance plus any unpaid and accrued interest due June 12, 2003. The Note was convertible into common stock of this unrelated non-public company at the discretion of the Company at $3 per share, which was estimated by both the Company and the note maker to be the fair market value of the common stock at the time of investment.

Due to the accumulated losses of this unrelated non-public company, the Company has significant doubts of the payees' ability to repay the note in full. Management also believes that it is not in the best interest for the Company to convert this note into this unrelated non public company's common stock, therefore, the board of directors of the Company has decided to write off the balance of the note in the amount of $600,000, which is included in the statement of operations for the year ended June 30, 2003. The payee has been current on the interest payments as of the date of this filing. The Company decided to extend

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 6 - CONVERTIBLE NOTE RECEIVABLE (CONTINUED)

this convertible note for an additional three years to June 12, 2006 with 3% interest per annum, to be paid monthly.

NOTE 7 - INCOME TAXES

Income tax expense for the years ended June 30, 2003 and 2002 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:

                                                                                        2003           2002
                                                                                   -----------    -----------
Computed "expected" tax benefit                                                    $  (663,000)   $  (742,000)
Adjustment in income taxes resulting from:
    Valuation allowance                                                                707,800        903,200
    Deferred income                                                                     84,000             --
    Other                                                                                1,000        (16,400)
    State and local income taxes, net of federal                                      (129,000)      (144,000)
                                                                                   -----------    -----------
                                                                                   $       800    $       800
                                                                                   ===========    ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2003 are presented below:

Deferred tax assets:
    Net operating loss carryforwards                                                              $ 3,757,000
    Stock compensation expense                                                                      1,240,000
    Other                                                                                              14,000
                                                                                                  -----------
Total                                                                                               5,011,000
    Less valuation allowance                                                                       (5,011,000)
                                                                                                  -----------
    Net deferred tax assets                                                                       $        --
                                                                                                  ===========

The net change in the total valuation allowance for the years ended June 30, 2003 and 2002 was an increase of $707,800 and $903,200, respectively.

As of June 30, 2003, the Company had net operating loss carry forwards of approximately $9,773,000 and $4,916,000 available to offset future taxable Federal and State income, respectively. The Federal and State carry forwards expire in varying amounts through 2023.

Due to the change in ownership provisions of the Internal Revenue Code Section 382, net operating loss carryforwards for Federal and State income tax reporting purposes are subject to annual limitations. Should an additional change in ownership occur, net operating loss carryforwards may be limited as to their use in future years.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 8 - SHAREHOLDERS' EQUITY

COMMON STOCK

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

For the year ended June 30, 2002, the Company, pursuant to the 1999 plan, granted options to purchase an aggregate of 80,000 shares of restricted common stock, at an exercise price of $0.40 per share (estimated to be in excess of the fair market value of the Company's common stock on the date of grant), to various employees of the Company. The options vest through December 2003 and are exercisable through December 2011. In addition, the Company, pursuant to the 2001 plan, granted options to purchase an aggregate 142,500 shares of restricted common stock, at exercise prices ranging from $0.20 to $0.45 per share (estimated to be the fair market value of the Company's common stock on the dates of grant), to various employees of the Company. The options vest through December 2003 and are exercisable through December 2011.

During the year ended June 30, 2003, the Company, pursuant to the 1999 plan, granted options to purchase an aggregate of 50,000 shares of restricted common stock, at an exercise price of $0.24 per share (estimated fair market value of the Company's common stock on the date of grant), to various employees of the Company. The options vest through December 2004 and are exercisable through December 2012. In addition, the Company, pursuant to the 2001 plan, granted options to purchase an aggregate of 140,000

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

shares of restricted common stock, at exercise prices of $0.24 per share (estimated fair market value of the Company's common stock on the date of grant), to various employees of the Company. The options vest through December 2004 and are exercisable through December 2012.

The Company recorded compensation expense of $101,097 for the vesting of previously issued options during the fiscal year ended June 30, 2002. No compensation expense was recorded during the fiscal year ended June 30, 2003.

A summary of changes in stock options during each year is presented below:

                                                        Weighted Average
                                     Stock Options       Exercise Price
                                     -------------      ----------------
Balance, July 1, 2001                   1,737,539            $4.02
Options granted                           222,500             0.38
Options cancelled                        (532,154)            4.07
                                       ----------            -----
Balance, June 30, 2002                  1,427,885             3.54
Options granted                           190,000             0.24
Options cancelled                         (36,000)            3.18
                                       ----------            -----
Balance, June 30, 2003                  1,581,885            $3.14
                                       ==========            =====
Options exercisable at June 30, 2003    1,470,635            $3.36
                                       ==========            =====

The following table summarizes information about the stock options outstanding at June 30, 2003:

                                      Options Outstanding                                  Options Exercisable
                        ---------------------------------------------------        --------------------------------
                                              Weighted
                                               Average            Weighted                               Weighted
                                              Remaining           Average                                 Average
                                             Contractual          Exercise                               Exercise
  Exercise Price              Number            Life               Price                 Number            Price
-------------------     -------------------------------------------------------------------------------------------
  $0.20 to $0.45              425,000       8.39 years             $0.31                313,750           $0.33
  $3.00 to $3.50              741,500       6.27 years             $3.26                741,500           $3.26
  $4.00 to $6.50              415,385       6.73 years             $5.84                415,385           $5.84
                        -------------------------------------------------------------------------------------------
Total                       1,581,885       6.96 years             $3.14              1,470,635           $3.36
===================     ===========================================================================================

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

The fair value of the stock options granted during the years ended June 30, 2003 and 2002 was $42,184 and $61,375, respectively, on the date of grant using the Black Scholes option-pricing model. The pricing assumptions used were as follows:

                                        YEAR ENDED            YEAR ENDED
                                      JUNE 30, 2003          JUNE 30, 2002
                                      -------------          -------------
Discount rate - bond yield rate          3.50%                  3.75%
Volatility                                272%                   222%
Expected life                               3                      3
Expected dividend yield                    --                     --
                                          ===                    ===

WARRANTS

On October 15, 1997, the Company entered into an agreement with Burlington Coat Factory Warehouse Corporation ("BCF"). Under the agreement, the Company and BCF plan to jointly develop a network whereby participants of the network can do business through the Internet. BCF agrees to use this proprietary network as its main Internet sourcing method. BCF agrees to assist in marketing and promoting this network service to its overseas manufacturers. In return, BCF is free to use the network designed and maintained by the Company and will share a certain portion of the fee revenue generated by this network with the Company. In addition, the Company granted a warrant to BCF to allow BCF to purchase up to 10% of the outstanding shares (up to a maximum of 828,118 shares) of common stock of the Company on a fully diluted basis, subject to certain conditions and restrictions as defined in the warrant agreement. The warrants agreement expired on October 15, 2002.

On May 25, 2000, the Company entered into a joint marketing and cooperation agreement with Factory 2-U. As a part of the agreement, the Company granted Factory 2-U a warrant that allowed Factory 2-U to purchase up to 10% of the issued and outstanding shares of the Company's common stock immediately after its June 2000 private placement at the same price at which the shares were sold in the private placement. The maximum shares Factory 2-U could purchase were 838,119 shares at $4.878 per share. In accordance with SFAS No. 123, the Company recognized an expense of $684,738 in the fiscal 2000 for the granting of this warrant. The warrant will expire on May 25, 2005.

In April 2003, the Company issued a Private Placement Memorandum ("PPM") offering qualified investors 8% convertible preferred shares ("Shares") and warrants ("Warrants"), collectively the "Units", in exchange for a cash investment in the Company for an aggregate of $1,250,000. The Company offered 125 Units priced at $10,000 per Unit. Each Unit consists of 20,000 shares of preferred stock with 8% annual dividend and 5,000 Warrants, to purchase common stock at $0.50 per share, immediately exercisable for a term of five years. This convertible stock offering does not have any commitments or investments as of the date of this filing. The Company's entered into an agreement with C.K. Cooper & Company ("CKCC"), a NYSD member investment banker based in Irvine, CA as its placement agent and financial consultant for the PPM. The Company has agreed to pay CKCC sale commissions equal to 8% of the gross proceeds, up to 3% of which may be re-allowed to participating broker-dealers. In addition, the Company will pay CKCC 10,000 warrants, exercisable at 120% of the fair market value on the date earned, immediately vesting and expiring three years from issuance, upon the closing of the initial $250,000 investment. In addition, CKCC will receive 5,000 warrants each month ("Monthly Warrants")

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 8 - SHAREHOLDERS' EQUITY (CONTINUED)

up to twelve months, with a minimum of six months, beginning May 1, 2003. The Monthly Warrants shall be exercisable at 120% of the fair market value of the Company's common stock on the first trading day of the month and expiring three years from issuance. As of June 30, 2003, the Company issued 10,000 monthly warrants and the related expense was insignificant.

The following represents a summary of warrants outstanding for the years ended June 30, 2003 and 2002:

                                                Year Ended June 30,
                                 --------------------------------------------------
                                           2003                       2002
                                 -----------------------   ------------------------
                                               Weighted                    Weighted
                                                Average                    Average
                                  Warrants       Price      Warrants        Price
                                 ---------       -----      ---------       ----
Outstanding, beginning of year   1,697,052       4.59       1,697,052       4.59
   Granted                          10,000                                    --
   Exercised                            --                                    --
   Cancelled/Forfeited             837,933       4.12              --         --
                                 ---------       ----       ---------       ----
Outstanding, end of year           869,119       4.90       1,697,052       4.59
                                 =========       ====       =========       ====
Exercisable, end of year           869,119       4.90       1,697,052       4.59
                                 =========       ====       =========       ====

A detail of the warrants outstanding and exercisable as of June 30, 2003 is as follows:

                                  Warrants Outstanding and Exercisable
                               -------------------------------------------
                                                 Weighted     Weighted
                                                 Average       Average
                                   Number       Remaining     Exercise
Range of Exercise Prices        Outstanding        Life         Price
                               ------------    ------------  -----------
       $0.26-$0.30                   10,000      2.9 years      $0.28
       $4.88                        839,119      1.9 years      $4.98
       $8.00                         20,000      .01 years      $8.00
                               ------------
                                    869,119
                               ============

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leases office space under a non-cancelable operating lease agreement, the lease provides for monthly lease payments approximating $5700 and expires on March 31, 2006. Future minimum lease payments under non-cancelable operating leases as of June 30, 2003 approximate:

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

 YEARS ENDING JUNE 30,
 ------------------------------------
          2004                                $       70,000
          2005                                        70,000
          2006                                        55,000
                                              --------------
                                              $      195,000
                                              ==============

Rent expense for the years ended June 30, 2003 and 2002 was approximately $68,000 and $57,000, respectively.

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

LINE OF CREDIT

The Company has a non-revolving line-of-credit (the "Line") with a financial institution, which expires on January 15, 2004 and provides for borrowings up to maximum of $100,000. The Line, which accrued interest at the index rate (4.0% at June 30, 2003) plus 1.5%, was collateralized by a certificate of deposit totaling approximately $100,000 and was guaranteed by an officer of the Company. The Line contained financial and non-financial covenants, which the Company was in compliance with at June 30, 2003. There was no balance on the Line at June 30, 2003.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 10 - BUSINESS SEGMENTS

Reportable business segments for the years ended June 30, 2003 and 2002 were as follows:

--------------------------------------------------------------------------------
                                                               2003           2002
Net sales from continuing operations:
          Transaction sales                                $   207,794    $   182,523
          ASAP Show                                            893,523        424,271
          Other                                                  6,362         16,293
                                                           -----------    -----------
                                                           $ 1,107,679    $   623,087
                                                           ===========    ===========
Operating profit (loss) from continuing operations:
          Transaction sales                                $  (983,745)   $  (869,299)
          ASAP Show                                           (529,413)      (531,901)
          Other                                                   (523)           794
                                                           -----------    -----------
                                                           $(1,513,681)   $(1,400,406)
                                                           ===========    ===========
Depreciation and amortization - continuing operations:
          Transaction sales                                $    24,109    $    44,849
          ASAP Show                                                 --             --
          Other                                                     --             --
                                                           -----------    -----------
                                                           $    24,109    $    44,849
                                                           ===========    ===========
Identifiable assets - continuing operations:
          Transaction sales                                $ 1,219,329
          ASAP Show                                                 --
          Other                                                     --
                                                           -----------
                                                           $ 1,219,329
                                                           ===========
Capital expenditures
          Transaction sales                                $        --    $     4,613
          ASAP Show                                                 --             --
          Other                                                     --             --
                                                           -----------    -----------
                                                           $        --    $     4,613
                                                           ===========    ===========

Net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales during 2003 and 2002.

Two transaction sales customers accounted for 55% of net segment sales for the year ended June 30, 2002. However, there was no significant concentration on net segment sales for the year ended June 30, 2003.