Form 10QSB
period 2003-09-30
CYBER MERCHANTS EXCHANGE INC
filed 2003-11-12
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
     to                                                   ----------------------
       --------------------

Commission file number       001-15643
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

                     Issuer's telephone number (626)636-2530
                                                ------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

     Number of shares outstanding of the issuer's classes of common equity, as of October 24, 2003:

                  7,472,673 SHARES OF COMMON STOCK (ONE CLASS)
                  --------------------------------------------

Transitional Small Business Disclosure Format: Yes     No X
                                                  ---    ---

                         CYBER MERCHANTS EXCHANGE, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of September 30, 2003 (unaudited)
         and June 30, 2003 ..................................................3

         Condensed Statements of Operations for the Three Months Ended

         September 30, 2003 and 2002 (unaudited).............................4

         Condensed Statements of Cash Flows for the Three Months Ended

         September 30, 2003 and 2002(unaudited)..............................5

         Notes to Condensed Financial Statements (unaudited).................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION...................................................9

     ITEM 3. CONTROLS AND PROCEDURES........................................14

PART II - OTHER INFORMATION.................................................14

     ITEM 1.  LEGAL PROCEEDINGS.............................................14

     ITEM 2. CHANGES IN SECURITIES..........................................14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.........14

     ITEM 5.  OTHER INFORMATION.............................................14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................14

SIGNATURES..................................................................15

                         CYBER MERCHANTS EXCHANGE, INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CYBER MERCHANTS EXCHANGE, INC.
                            CONDENSED BALANCE SHEETS

                                                                 Sep. 30,        June 30,
                                                                   2003            2003
                                                              -------------   -------------
                                                               (Unaudited)
ASSETS

Current assets:
   Cash                                                        $    175,084    $     65,720
   Certificate of deposit                                           100,000         100,000
   Accounts receivable, net                                         462,138          89,801
   Inventory                                                         73,966         189,365
   Prepaid expenses                                                  79,106          26,372
                                                               ------------    ------------

Total current assets                                                890,294         471,258

Property and equipment, net                                           1,336           6,902
Investments in overseas joint ventures, net                         720,459         729,801
Other assets                                                         11,368          11,368
                                                               ------------    ------------

Total noncurrent assets                                             733,163         748,071
                                                               ------------    ------------
Total assets
                                                               $  1,623,457    $  1,219,329
                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses                       $    612,816    $    273,127
   Deferred revenue                                                  27,009         206,939
                                                               ------------    ------------
   Total Current Liabilities                                        639,825         480,066

Stockholders' equity:
   Common stock, no par value; 40,000,000 shares authorized;
     7,472,673 shares issued and outstanding                      9,995,387       9,995,387
   Additional paid-in capital                                     3,624,461       3,624,461
   Accumulated deficit                                          (12,636,216)    (12,880,585)
                                                               ------------    ------------

Total stockholders' equity                                          983,632         739,263
                                                               ------------    ------------
Total liabilities and stockholders' equity                     $  1,623,457    $  1,219,329
                                                               ============    ============

            See accompanying notes to condensed financial statements

                         CYBER MERCHANTS EXCHANGE, INC.

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended
                                                                      September 30
                                                               --------------------------
                                                                   2003           2002
                                                               -----------    -----------
                                                               (Unaudited)     (Unaudited)
Revenues:
   Transaction sales                                           $   755,215    $   789,020
   Cost of goods sold                                              694,462        711,161
                                                               -----------    -----------
   Net revenues from transaction sales                              60,753         77,859
   Tradeshow revenue                                             1,048,104        408,006
   Subscriber fees                                                   1,020          1,850
                                                               -----------    -----------
Net revenues                                                     1,109,877        487,715

Operating expenses:
   General and administrative expenses                             647,493        570,007
   Payroll and related                                             207,878        181,566
   Depreciation and amortization                                     5,566          7,373
                                                               -----------    -----------

Total operating expenses                                           860,937        758,946
                                                               -----------    -----------

Income (loss) from operations                                      248,940       (271,231)

Other (expense) income:
   Interest income, net of interest expense                          5,571         12,654
   Equity in losses on investments in overseas joint ventures       (9,342)       (69,487)
   Amortization of software sales                                       --         83,333
                                                               -----------    -----------
Total other (expense) income:                                       (3,771)        26,500
                                                               -----------    -----------

Income (loss) before income taxes                                  245,169       (244,731)

Income taxes                                                           800            800
                                                               -----------    -----------

Net income (loss):                                             $   244,369    $  (245,531)
                                                               ===========    ===========
Net income (loss) available to common stockholders
   Basic                                                       $      0.03    $     (0.03)
   Diluted                                                     $      0.03    $     (0.03)

Weighted-average number of common shares outstanding
   Basic                                                         7,472,673      7,472,673
                                                               -----------    -----------
   Diluted                                                       7,608,273      7,472,673
                                                               -----------    -----------

            See accompanying notes to condensed financial statements

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                    September 30
                                                                               ----------------------
                                                                                 2003         2002
                                                                               ---------    ---------
                                                                              (Unaudited) (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                           $ 244,369    $(245,531)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                                 5,566        7,373
     Amortization of software sales                                                   --      (83,333)
     Equity in losses on investments in overseas joint ventures                    9,342       69,487
     Changes in assets and liabilities:
         Accounts receivable, net                                               (372,337)    (281,570)
         Inventory                                                               115,399     (134,067)
         Prepaid expenses                                                        (52,734)     173,214
         Other assets                                                                 --        3,418
         Accounts payable and accrued expenses                                   339,689      114,719
         Deferred revenue                                                       (179,930)          --
                                                                               ---------    ---------

Net cash provided by (used in) operating activities                              109,364     (376,290)
                                                                               ---------    ---------
Cash flows from investing activities:
   Collection of related party note and interest receivable                           --      407,000
                                                                               ---------    ---------

Net cash provided by investing activities                                             --      407,000
                                                                               ---------    ---------

Net increase in cash                                                             109,364       30,710

Cash, beginning of period                                                         65,720      709,791
                                                                               ---------    ---------
Cash, end of period                                                            $ 175,084    $ 740,501
                                                                               =========    =========
Supplemental disclosure of cash flow information:

Cash paid during the period:
      Income Taxes                                                             $     800          800
                                                                               ---------    ---------

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

NOTE 1 - BASIS OF REPORTING

Bais of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

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

                         CYBER MERCHANTS EXCHANGE, INC.

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

Recent Accounting Pronouncements

Recent accounting pronouncements discussed in the Notes to the June 30, 2003 and 2002 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the quarter ended September 30, 2003 did not have a significant impact on the Company financial statements.

Stock Based Compensation

At September 30, 2003, the Company has three stock-based employee compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss. Stock options granted under the Plans have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                         CYBER MERCHANTS EXCHANGE, INC.

                                                                    2003           2002
                                                                -----------    -----------
Net income (loss):
      As reported                                               $   244,369    $  (245,531)
       Deduct: Total stock based employee compensation
               expense determined under fair value based
               Method for all awards                                (19,466)       (10,793)
                                                                -----------    -----------
        Pro forma                                               $   224,903    $  (256,324)
                                                                ===========    ===========
Income (loss) per share, as reported
      Basic                                                     $      0.03    $     (0.03)
      Diluted                                                   $      0.03    $     (0.03)
Income (loss) per share, pro forma
      Basic                                                     $      0.03    $     (0.03)
      Diluted                                                   $      0.03    $     (0.03)

The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It is effective October 9, 2003 to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The Company is evaluating the provisions of FIN 46 and determined that the provisions of FIN 46 may require consolidation of certain overseas joint ventures during the quarter ending December 31, 2003.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                                   2003          2002
                                               -----------   -----------
Numerator for basic and diluted earnings per
 share:
     Net income (loss)                         $   244,369   $  (245,531)
                                               -----------   -----------
Denominator  for basic and diluted  earnings
 per share:
     Weighted average shares (basic)             7,472,673     7,472,673
     Common stock equivalents                      135,600            --
                                               -----------   -----------
         Weighted average shares (dilutive)      7,608,273     7,472,673
Net income available to common  shareholders
 per common share:
     Basic                                     $      0.03   $     (0.03)
                                               ===========   ===========
     Diluted                                   $      0.03   $     (0.03)
                                               ===========   ===========

                         CYBER MERCHANTS EXCHANGE, INC.

INVENTORY

Inventory consists entirely of ready-to-wear garments and is stated at the lower of standard cost or market. Cost is determined on a weighted average basis that approximates the first-in, first-out method. Market is determined by comparison with recent purchases or net realizable value.

Such net realizable value is based on management's forecast for sales of the Company's inventory in the ensuing years. The industry in which the Company operates is characterized by style and fashion changes, should demand for the Company's inventory prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying balance sheet.

STOCKHOLDERS' EQUITY

In September 2003, the Company granted options to purchase an aggregate of 640,000 shares of restricted common stock, at an exercise price of $0.20 per share (the fair market value of the Company's common stock on the date of grant), to various employees and directors of the Company. The options vest through August 2006, and are exercisable through September 2013.

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments for the period ended September 30, 2003 and 2002 are as follows:

--------------------------------------------------------------------------------

                                                             2003           2002
                                                         -----------    -----------
Net sales from continuing operations:
      Transaction sales                                  $    60,753    $    77,859
      ASAP Show                                            1,048,104        408,006
      Other                                                    1,020          1,850
                                                         -----------    -----------
                                                         $ 1,109,877    $   487,715
                                                         ===========    ===========
Operation profit (loss) from continuing operations:
      Transaction sales                                  $  (115,062)   $  (310,231)
      ASAP Show                                              364,152         39,255
      Other                                                     (150)          (255)
                                                         -----------    -----------
                                                         $   248,940    $  (271,231)
                                                         ===========    ===========
Depreciation and amortization - continuing operations:
      Transaction sales                                  $     5,566    $     7,373
      ASAP Show                                                   --             --
      Other                                                       --             --
                                                         -----------    -----------
                                                         $     5,566    $     7,373
                                                         ===========    ===========
Identifiable assets - continuing operations:
      Transaction sales                                  $ 1,623,457
      ASAP Show                                                   --
      Other                                                       --
                                                         -----------
                                                         $ 1,623,457
                                                         ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended September 30, 2003. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those

                         CYBER MERCHANTS EXCHANGE, INC.

discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

Background

Cyber Merchants Exchange ("C-Me" or the "Company") is an international electronic trading; financing, logistics and trade show organizer corporation that is initially targeting the apparel industry. C-Me has set the standard for apparel global electronic trading and built the model for other leading industries by adhering to a simple formula for success. The following four interlocking services make the company unique: 1) ASAP Global Sourcing Show - a trade show for U.S. buyers to meet hundreds of ready-made garment exhibitors under one roof - held twice a year in Las Vegas, NV. 2) C-Me builds private extranets, or Internet Sourcing Networks ("ISN"), for its retail partners. The ISN matches and pushes merchandise to the appropriate buyers computer desktop.
3) C-Me's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a Letter of Credit ("L/C"). 4) Logistics warehouse, shipping, and billing service for the overseas manufacturers. The company presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

Services

ASAP Global Sourcing Show
-------------------------
There's definitely no shortage of trade shows in the United States. The Apparel Sourcing Association Pavilion ("Global Sourcing Show" or "ASAP Show") is bringing a totally new concept to the trade show industry, with many exhibitors following such concept. The Global Sourcing Show is not an easy task. But C-Me has the perfect opportunity to make it successful because of the Company's global presence and marketing teams. In addition, garment and textile exports are the primary export product for developing countries. Currently, there are no trade shows for the producing countries to exhibit in the U.S.A. to gain container load orders until the ASAP show was launched. Because of the September 11th tragedies, the ASAP Show is even more crucial for buyers and attendees. Most people are now reluctant to travel overseas than ever before. The ASAP Show is the perfect event for buyers and overseas manufacturers to meet and conduct business under one roof during the world's largest apparel trade week.

The ASAP show segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In 2003, approximately 95% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las

                         CYBER MERCHANTS EXCHANGE, INC.

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

Electronic Commerce, A New Wave of International Trade
------------------------------------------------------
C-Me has utilized the convenient and powerful Internet to communicate between buyers and sellers internationally. The ISN was built with the buyer in mind to make it user friendly to gain global apparel information. C-Me has successfully represented, Fruit of the Loom, Kellwood, Factory 2-U Stores, Value City, and others to be their buyer's agent. The ASAP Show helps promote C-Me's ISN transaction model to these buyers. In addition, the Company sometimes acts as a principal to purchase merchandise for presale orders. The Company also represents some reputable overseas manufacturers with non-refundable monthly retainer payments as their U.S. sales agents.

Global Financial Platform
-------------------------
C-Me developed a patent-pending global financial platform, levied with CIT - a factoring accounts receivable guarantee service. This process allows overseas sellers to gain cash advances through their local bank and eliminate the need for Letters of Credit to sell international merchandise. The benefit of eliminating Letters of Credit to purchase international merchandise is the ultimate dream for U.S. buyers.

Logistics, Warehouse, Shipping and Invoice Services
---------------------------------------------------
Logistics, warehousing, shipping and billing service services are also provided for the overseas manufacturers.

REVENUE MODEL

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

E-commerce Transactions

The Company charges a minimum of 5-10% commission when representing U.S. buyers who wish to utilize C-Me as their buying agent to source their goods overseas. C-Me can also act as the principle to

                         CYBER MERCHANTS EXCHANGE, INC.

purchase the pre-sold merchandise with a minimum profit margin of 20%. The demands for C-Me's sourcing abilities by the U.S. apparel buyers have arrived at stages where C-Me must pick and choose whom they want to represent.

Global Financial Platform

CIT charges 1.5% of the invoice value as their non-recourse factoring fee while C-Me charges 0.5%. The overseas bank charges interest for their cash advances made to the seller. The potential of eliminating the Letter of Credit to purchase overseas merchandise business represents billions of dollars per year.

Logistics, Warehousing, Shipping and Billing

The Company charges standard public warehouse chares for freight in and out, warehouse storage, shipping and billing charges for its exhibitors and overseas manufacturers.

RESULTS OF OPERATION

Three Months Ended September 30, 2003 and 2002

Revenue

Net gross revenues on transaction sales for the three months ended September 30, 2003 were $755,215, a decrease of $33,805 or 4% compared to $789,020 for the same period last fiscal year. The Company expects the volume of gross sales transactions and the gross profit margin percentage to maintain and grow, as it continues to utilize its overseas sourcing network and its external sales force.

The gross profit from transaction sales for the three months ended September 30, 2003 was $60,753 a decrease of $17,106, or 22% compared to $77,859 for the same period last fiscal year. The gross profit margin is approximately 9% for transaction sales.

The ASAP Show division gross revenue for the three months ended September 30, 2003 was $1,048,104, an increase of $640,098 or 157% compared to $408,006 for the same period last fiscal year. This increase was due to an increase in number of exhibitors to approximately 200 for ASAP show in August 2003 from approximately 100 for the same show in August 2002.

Subscriber fees for the three months ended September 30, 2003 were $1,020, a decrease of $830 or 45% compared to $1,850 for the same period last fiscal year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales and revenue generated through the ASAP Show.

Operating Costs and Expenses

Operating expenses increased by $101,991, or 13%, to $860,937 for the three months ended September 30, 2003, as compared to $758,946 for the same period last fiscal year. The increase in operating expenses is primarily due to the increase in the ASAP Show and its related costs. The ASAP Show

                         CYBER MERCHANTS EXCHANGE, INC.

expenses increased by $315,201 to $683,952 for the three months ended September 30, 2003 as compared to $368,751 for the same period last fiscal year.

Net Profit

The Company recorded a net income of $244,369 for the three months ended September 30, 2003, an increase of $489,900 in profit, as compared to a net loss of $245,531 for the same period last fiscal year. The increase in profit is mainly due to an increase of profit from the ASAP show of $324,897, a reduction on equity losses on investments in overseas joint ventures of $60,145, a reduction on operating loss from transaction sales of $195,169 and less $83,333 of amortization on software sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital increased from a deficit of $8,808 as of June 30, 2003 to $250,469 as of September 30, 2003, primarily due to cash generated from operations of approximately $109,000 and deferred revenue recognition of approximately $180,000. During the current fiscal year, the Company had average monthly general and administrative expenses of approximately $110,000 (excluding ASAP Show production expenses) as compared to $127,000 in the same period of last fiscal year. The Company will keep implementing its cost-minimizing plan, which includes, reduction of professional consulting fees, investor relations and marketing costs.

The Company believes it has sufficient cash to operate its business over the next 12 months. Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either in debt instruments or equity securities, to augment future growth of the business.

The forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. The Company's actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the cost of continuing to implement the Company's international electronic trading business and ASAP Show business. There can be no assurance that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

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

                         CYBER MERCHANTS EXCHANGE, INC.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Frank S. Yuan as Chief Executive Officer and as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of September 30, 2003, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS'

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                         CYBER MERCHANTS EXCHANGE, INC.

None.

(b) Reports on 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com
(Registrant)

Date:    11/12/2003                     /s/ Frank S. Yuan
 -----------------------------          -------------------------
                                        Frank S. Yuan, Chairman,
                                        Chief Executive Officer