Form 10QSB
period 2003-12-31
CYBER MERCHANTS EXCHANGE INC
filed 2004-02-17
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

[ ]  Transition  report under section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 for the transition period from               to
                                               ---------------   ---------------
Commission file number       001-15643
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

     Number of shares outstanding of the issuer's classes of common equity, as of January 27, 2004:

                  7,472,673 SHARES OF COMMON STOCK (ONE CLASS)
                  --------------------------------------------

Transitional Small Business Disclosure Format: Yes   No X
                                                  ---  ---

                         CYBER MERCHANTS EXCHANGE, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of December 31, 2003 (unaudited)
            and June 30, 2003 .................................................3

         Condensed Statements of Operations for the Six Months Ended
         December 31, 2003 and 2002 (unaudited)................................4

         Condensed Statements of Operations for the Three Months Ended
         December 31, 2003 and 2002 (unaudited)................................5

         Condensed Statements of Cash Flows for the Six Months Ended
         December 31, 2003 and 2002 (unaudited)................................6

         Notes to Condensed Financial Statements (unaudited)...................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION....................................................12

     ITEM 3. CONTROLS AND PROCEDURES..........................................17

PART II - OTHER INFORMATION...................................................17

     ITEM 1.  LEGAL PROCEEDINGS...............................................17

     ITEM 2.  CHANGES IN SECURITIES...........................................17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...........18

     ITEM 5.  OTHER INFORMATION...............................................18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................18

SIGNATURES....................................................................19

                         CYBER MERCHANTS EXCHANGE, INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CYBER MERCHANTS EXCHANGE, INC.
                            CONDENSED BALANCE SHEETS

                                                                   Dec. 31,        June 30,
                                                                     2003            2003
                                                                 ------------    ------------
                                                                 (Unaudited)
ASSETS
Current assets:
   Cash                                                          $     33,532    $     65,720
   Certificate of deposit                                             100,000         100,000
   Accounts receivable, net                                           112,573          89,801
   Inventory                                                           20,543         189,365
   Prepaid expenses                                                    61,122          26,372
                                                                 ------------    ------------

                                                                      327,770         471,258

Total current assets
Property and equipment, net                                                --           6,902
Investments in overseas joint ventures, net                                --         729,801
Other assets                                                           11,368          11,368
                                                                 ------------    ------------

Total noncurrent assets                                                11,368         748,071
                                                                 ------------    ------------
Total assets
                                                                 $    339,138    $  1,219,329
                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable and accrued expenses                         $    261,261    $    273,127
   Loan payable, bank                                                  70,035              --
   Deferred revenue                                                    42,741         206,939
                                                                 ------------    ------------
   Total current liabilities                                          374,037         480,066
Stockholders' (deficit) equity:
   Common stock, no par value; 40,000,000 shares
     authorized; 7,472,673 shares issued and outstanding            9,995,387       9,995,387
   Additional paid-in capital                                       3,631,061       3,624,461
   Accumulated deficit                                            (13,661,347)    (12,880,585)
                                                                 ------------    ------------

Total stockholders' (deficit) equity                                  (34,899)        739,263
                                                                 ------------    ------------
Total liabilities and stockholders' (deficit) equity             $    339,138    $  1,219,329
                                                                 ============    ============

            See accompanying notes to condensed financial statements

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                             Six Months Ended
                                                                                December 31
                                                                         --------------------------
                                                                             2003           2002
                                                                         -----------    -----------
                                                                         (Unaudited)    (Unaudited)
Revenues:
   Transaction sales                                                     $ 1,319,855    $ 1,332,340
   Cost of goods sold                                                      1,103,444      1,177,669
                                                                         -----------    -----------
   Net revenues from transaction sales                                       216,411        154,671
   Tradeshow revenue                                                       1,048,104        412,506
   Subscriber fees                                                             1,110          3,225
                                                                         -----------    -----------

Net revenues                                                               1,265,625        570,402

Operating expenses:
   General and administrative                                                897,522        777,502
   Payroll and related                                                       415,029        418,707
   Stock-based compensation                                                    6,600             --
   Depreciation and amortization                                               6,902         12,951
                                                                         -----------    -----------

Total operating expenses                                                   1,326,053      1,209,160
                                                                         -----------    -----------

Loss from operations                                                         (60,428)      (638,758)

Other income (expense):
   Interest income, net of interest expense                                   10,267         23,773
   Equity in losses on investments in overseas joint ventures                 (9,342)      (124,290)
   Impairment writedown on investments in overseas joint ventures           (720,459)            --
   Amortization of software sales                                                 --        166,666
                                                                         -----------    -----------
Total other income (expense):                                               (719,534)        66,149
                                                                         -----------    -----------

Loss before income taxes                                                    (779,962)      (572,609)

Income taxes                                                                     800            800
                                                                         -----------    -----------
Net loss                                                                 $  (780,762)   $  (573,409)
                                                                         ===========    ===========
Net loss per share available to common stockholders
   Basic and diluted                                                     $     (0.10)   $     (0.08)
                                                                         ===========    ===========
Weighted-average number of common shares outstanding
   Basic and diluted                                                       7,472,673      7,472,673
                                                                         ===========    ===========

            See accompanying notes to condensed financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended
                                                                           December 31,
                                                                   --------------------------
                                                                       2003           2002
                                                                   -----------    -----------
                                                                   (Unaudited)    (Unaudited)
Revenues:
   Transaction sales                                               $   564,640    $   543,320
   Cost of goods sold                                                  408,982        466,508
                                                                   -----------    -----------
   Net revenues from transaction sales                                 155,658         76,812
   Tradeshow revenues                                                       --          4,500
   Subscriber fees                                                          90          1,375
                                                                   -----------    -----------

Net revenues                                                           155,748         82,687

Operating expenses:
   General and administrative                                          241,204        239,590
   Payroll and related                                                 215,976        205,046
   Stock-based compensation                                              6,600             --
   Depreciation and amortization                                         1,336          5,578
                                                                   -----------    -----------

Total operating expenses                                               465,116        450,214
                                                                   -----------    -----------

Loss from operations                                                  (309,368)      (367,527)

Other income (expenses):
   Interest income, net of interest expense                              4,696         11,119
   Equity in losses on investments in overseas joint ventures               --        (54,803)
   Impairment writedown on investments in overseas joint ventures     (720,459)            --
   Amortization of software sales                                           --         83,333
                                                                   -----------    -----------
Total other income (expenses)                                         (715,763)        39,649
                                                                   -----------    -----------

Net income                                                          (1,025,131)      (327,878)
                                                                   ===========    ===========
Net loss per share available to common stockholders
   Basic and diluted                                               $     (0.14)   $     (0.04)
                                                                   ===========    ===========
Weighted-average number of common shares outstanding
   Basic and diluted                                                 7,472,673      7,472,673
                                                                   ===========    ===========

            See accompanying notes to condensed financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                   December 31
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                             (Unaudited)  (Unaudited)
Cash flows from operating activities:
   Net (loss)                                                 $(780,762)   $(573,409)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                6,902       12,951
     Amortization of software sales                                  --     (166,666)
     Stock Compensation Expense                                   6,600           --
     Impairment write-down on investments in
        overseas joint ventures                                 720,459           --
     Equity in losses on investments in
        overseas joint ventures                                   9,342      124,290
      Changes in assets and liabilities:
         Accounts receivable, net                               (22,772)    (395,303)
            Interest receivable                                      --       (9,000)
            Inventory                                           168,822     (320,014)
            Prepaid expenses                                    (34,750)      93,214
         Other assets                                                --        3,618
         Accounts payable and accrued expenses                  (11,866)     319,395
         Deferred revenue                                      (164,198)          --
                                                              ---------    ---------

Net cash used in operating activities                          (102,223)    (910,924)
                                                              ---------    ---------
Cash flows from investing activities:
   Collection of related party note and
     interest receivable                                             --      407,000
                                                              ---------    ---------
Net cash provided by investing activities                            --      407,000
                                                              ---------    ---------
Cash flows from financing activities:
   Proceeds from loan payable, bank                              70,035           --
                                                              ---------    ---------
Net cash provided by financing activities                        70,035           --
                                                              ---------    ---------
Net decrease in cash                                            (32,188)    (503,924)

Cash, beginning of period                                        65,720      709,791
                                                              ---------    ---------
Cash, end of period                                           $  33,532    $ 205,867
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

NOTE 1 - BASIS OF REPORTING

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

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

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors (if any) do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 31, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company is evaluating the effects of FIN No. 46 (as amended) on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective (except for certain mandatorily redeemable noncontrolling interests) for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003.

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

STOCK BASED COMPENSATION

At December 31, 2003, the Company has three stock-based employee compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss. Stock options granted under the Plans have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                   2003         2002
                                                                ---------    ---------
Net loss:
      As reported                                               $(780,762)   $(573,409)
       Deduct: Total stock based employee compensation
                    expense determined under fair value based
                    method for all awards                         (40,000)     (20,000)
                                                                ---------    ---------
        Pro forma                                               $(820,762)   $(593,409)
                                                                =========    =========
Loss per common share, as reported
      Basic and diluted                                         $   (0.10)   $   (0.08)

Loss per common share, pro forma
      Basic and diluted                                         $   (0.11)   $   (0.08)

The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                                          2003          2002
                                                      -----------   -----------
Numerator for basic and diluted earnings per share:
     Net (loss)                                       $  (780,762)  $  (573,409)
                                                      -----------   -----------

Denominator for basic and diluted earnings per share:
     Weighted average shares (basic and diluted)        7,472,673     7,472,673
                                                      -----------   -----------
Loss charged to common shareholders per common share:
     Basic and diluted                                $     (0.10)  $     (0.08)
                                                      ===========   ===========

IMPAIRMENT WRITE-DOWN ON INVESTMENTS IN OVERSEAS JOINT VENTURES

The Company recorded an impairment charge related to two joint ventures it entered into in 1999 in Taiwan and 2000 in China, C-Me Taiwan and Global Purchasing Dotcom, respectively. The Company invested in the joint ventures with proceeds received from the sale of its' ISN software to the respective joint ventures. The revenue from the software sold was amortized over a 3-year straight-line amortization method and offset by negative goodwill. These two joint ventures had net losses since inception and were formed during the Internet boom with a business model to attract paid subscribers to join the company's ISN services. Since the Company's core business model changed from attracting paid subscribers for it's ISN services to organizing trade shows and transaction sales, it was determined by the management that the investment was permanently impaired and as a result, the Company has written off the asset in accordance to SFAS 144.

INVENTORY

Inventory consists entirely of ready-to-wear garments and is stated at the lower of standard cost or market. Cost is determined on a weighted average basis that approximates the first-in, first-out method. Market is determined by comparison with recent purchases or net realizable value.

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments for the period ended December 31, 2003 and 2002 are as follows:

-----------------------------------------------------------------------------------------------
                                    3 Months         6 Months         3 Months         6 Months
                              Ended 12/31/03   Ended 12/31/03   Ended 12/31/02   Ended 12/31/02
                              --------------   --------------   --------------   --------------
Revenues:
      Transaction sales          $   155,658      $   216,411      $    76,812      $   154,671
       ASAP Show                          --        1,048,104            4,500          412,506
     Other                                90            1,110            1,375            3,225
                                 -----------      -----------      -----------      -----------
                                 $   155,748      $ 1,265,625      $    82,687      $   570,402
                                 ===========      ===========      ===========      ===========
Loss from operations:
      Transaction sales          $   126,295      $    11,233      $  (127,282)     $  (437,513)
     ASAP Show                      (434,178)         (70,026)        (234,451)        (195,196)
      Other                           (1,485)          (1,635)          (5,794)          (6,049)
                                 -----------      -----------      -----------      -----------
                                 $  (309,368)     $   (60,428)     $  (367,527)     $  (638,758)
                                 ===========      ===========      ===========      ===========
Depreciation and amortization:
     Transaction sales           $     1,336      $     6,902      $     5,578      $    12,951
      ASAP Show                           --               --               --               --
      Other                               --               --               --               --
                                 -----------      -----------      -----------      -----------
                                 $     1,336      $     6,902      $     5,578      $    12,951
                                 ===========      ===========      ===========      ===========
Identifiable assets:
       Transaction sales         $   339,138          339,138      $        --      $        --
       ASAP Show                          --               --               --               --
        Other                             --               --               --               --
                                 -----------      -----------      -----------      -----------
                                 $   339,138      $   339,138      $        --      $        --
                                 ===========      ===========      ===========      ===========

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three and six months ended December 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

BACKGROUND

Cyber Merchants Exchange ("C-Me" or the "Company") is an international electronic trading; financing, logistics and trade show organizer corporation that is targeting the apparel industry. C-Me has set the standard for apparel global electronic trading and built the model for other leading industries by adhering to a simple formula for success. The following four interlocking services make the company unique: 1) ASAP Global Sourcing Show - a trade show for U.S. buyers to meet hundreds of global ready-made garment exhibitors under one roof - held twice a year in Las Vegas, NV. 2) C-Me builds private extranets, or Internet Sourcing Networks ("ISN"), for its retail partners. The ISN matches and pushes merchandise to the appropriate buyers computer desktop. 3) C-Me's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a Letter of Credit ("L/C"). 4) Logistics warehouse, shipping, and billing service for the overseas manufacturers. The company presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

SERVICES

ASAP Global Sourcing Show
-------------------------

There's definitely no shortage of trade shows in the United States. The Apparel Sourcing Association Pavilion ("Global Sourcing Show" or "ASAP Show") is bringing a totally new concept to the trade show industry, with many exhibitors following such concept. The Global Sourcing Show is not an easy task. But C-Me has the perfect opportunity to make it successful because of the Company's global presence and marketing teams. In addition, garment and textile exports are the primary export product for

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

developing  countries.  There were no trade shows for the producing countries to exhibit in the U.S.A. to gain container load orders until the ASAP show was launched. Most people are now reluctant to travel overseas than ever before. The ASAP Show is even more crucial for buyers and attendees. The ASAP Show is the perfect event for buyers and overseas manufacturers to meet and conduct business under one roof during the world's largest apparel trade week. The ASAP show segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In 2003, approximately 95% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. The sale of exhibit space is generally impacted by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Booth fees are collected in advance and are recorded on our balance sheet as deferred revenue.

Costs incurred by the ASAP show segment include facility rent, outsourced services such as registration, booth rental, electrical services, security, decorator and attendee and exhibitor promotion. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are capitalized and then expensed in the month the event occurs.

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

REVENUE MODEL

The ASAP Show

Currently, the ASAP Show charges $58 per square foot to exhibitors. The cost per square foot is considered costly in the U.S. trade show industry. The reason ASAP exhibitors are willing to pay this

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

high price is because C-Me's management always partners with overseas governments to subsidize up to 50-100% of the exhibition costs. C-Me's unique marketing concepts, services, educational seminars and relationships set the company apart from competitors.

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

RESULTS OF OPERATION

SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUE

Gross revenues on transaction sales for the six months ended December 31, 2003 were $1,319,855, a decrease of $12,485 or 1% compared to $1,332,340 for the same period last fiscal year. The Company expects the volume of gross sales transactions to maintain and grow, as it continues to utilize its overseas sourcing network and its external sales force.

The gross profit from transaction sales for the six months ended December 31, 2003 was $216,411 an increase of $61,740, or 40% compared to $154,671 for the same period last fiscal year. The Company's Management is constantly seeking for higher profit margins in transaction sales.

The ASAP Show division gross revenue for the six months ended December 31, 2003 was $1,048,104, an increase of $635,598 or 154% compared to $412,506 for the same period last fiscal year. This increase was due to an increase in number of exhibitors to approximately 200 for ASAP show in August 2003 from approximately 120 for the same show in August 2002.

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Subscriber fees for the six months ended December 31, 2003 were $1,110, a decrease of $2,115 or 66% compared to the same period last fiscal year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales and revenue generated through the ASAP Show.

OPERATING COSTS AND EXPENSES

Operating expenses increased by $116,893, or 10%, to $1,326,053 for the six months ended December 31, 2003, as compared to $1,209,160 for the same period last fiscal year. The increase in operating expenses is primarily due to the increase in the ASAP Show and its related costs. The ASAP Show expenses increased by $523,432 to $1,118,131 for the six months ended December 31, 2003 as compared to $594,699 for the same period last fiscal year.

Stock compensation expenses of approximately $6,600 were recognized for the six-month ended December 31, 2003 due to issuance of warrants for 30,000 shares of common stock.

NET LOSS

The Company recorded a net loss of $780,762 for the six months ended December 31, 2003, an increase of $207,353 in net loss; as compared to a net loss of $573,409 for the same period last fiscal year. The increase in net loss is mainly due to impairment write-down on investments in overseas joint ventures of $720,459, net of a reduction of equity in losses on investments in overseas joint ventures of $114,948, net of an increase in net revenues of $695,223, an increase in operating expenses of $116,893, less no recognition on amortization of software sales of $166,666. Loss per share as of December 31, 2003 was $0.10 as compared to $0.08 as of December 31, 2002, due to an increase in net loss.

IMPAIRMENT WRITE-DOWN ON INVESTMENTS IN OVERSEAS JOINT VENTURES

The Company recorded an impairment charge related to two joint ventures it entered into in 1999 in Taiwan and 2000 in China, C-Me Taiwan and Global Purchasing Dotcom, respectively. The Company invested in the joint ventures with proceeds received from the sale of its' ISN software to the respective joint ventures. The revenue from the software sold was amortized over a 3-year straight-line amortization method and offset by negative goodwill. These two joint ventures had net losses since inception and were formed during the Internet boom with a business model to attract paid subscribers to join the company's ISN services. Since the Company's core business model changed from attracting paid subscribers for it's ISN services to organizing trade shows and transaction sales, it was determined by the management that the investment was permanently impaired and as a result, the Company has written off the asset in accordance to SFAS 144.

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUE

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Net gross revenues on transaction sales for the three months ended December 31, 2003 were $564,640, a decrease of $21,320 or 4% compared to the same period last fiscal year. The gross profit from transaction sales for the three months ended December 31, 2003 was $155,658, an increase of $78,846, or 103% compared to $76,812 for the same period last fiscal year. The Company expects the volume of gross sales transactions and the gross profit margin percentage to maintain and grow, as it continues to utilize its overseas sourcing network and its external sales force.

There was no ASAP Show revenue generated for the three months ended December 31, 2003, since the ASAP Shows are held twice a year in February and August.

Subscriber fees for the three months ended December 31, 2003 were $90, a decrease of $1,285 or 93% compared to $1,375 for the same period last fiscal year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales and revenue generated through the ASAP Show.

OPERATING COSTS AND EXPENSES

Operating expenses increased by $14,902, or 3% to $465,116 for the three months ended December 31, 2003, as compared to $450,214 for the same period last fiscal year. The increase in operating expenses is primarily due to the increase in the ASAP Show and its related costs. The ASAP Show expenses increased by $127,211 to $361,549 for the three months ended December 31, 2003 as compared to $234,338 for the same period last fiscal year.

Stock compensation expenses of approximately $6,600 were recognized for the three months ended December 31, 2003 due to issuance of warrants for 30,000 shares of common stock.

NET LOSS

The Company recorded a net loss of $1,025,131 for the three months ended December 31, 2003, an increase of $697,253 in net loss; as compared to a net loss of $327,878 for the same period last fiscal year. The increase in net loss is mainly due to impairment write-down on investments in overseas joint ventures of $720,459, less no recognition on amortization of software sales of $83,333 and an increase of operating expenses of $58,159. Loss per share as of December 31, 2003 was $0.14 as compared to $0.04 as of December 31, 2002 due to a decrease in net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased from a deficit of $8,808 as of June 30, 2003 to $46,267 as of December 31, 2003, primarily due to cash used in operations of approximately $102,000, net of an increase in prepaid expenses of approximately $34,000. During the current fiscal year, the Company had average monthly general and administrative expenses of approximately $152,000 (excluding ASAP Show production expenses) as compared to $160,000 in the same period of last fiscal year. The Company will

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

keep implementing its cost-minimizing plan, which includes, reduction of professional consulting fees, investor relations and marketing costs.

The convertible stock offering led by C.K. Cooper & Company on April 17, 2003 has not had any commitments or investments as of the date of the filing.

The Company believes it has sufficient cash to operate its business over the next 12 months. Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either in debt instruments or equity securities, to augment future growth of the business.

The forecast of the period of time through which the Company's financial resources and operation revenue will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. The Company's actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the cost of continuing to implement the Company's international electronic trading business and ASAP Show business and the continued success of the Company's business model. There can be no assurance that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

The Company has no commitments to make capital expenditures for the fiscal year ending June 30, 2004. Over the next two to five years, the Company plans to utilize a combination of internally generated funds from operations, potential debt and equity financing to fund its long-term growth.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the 34
Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended December 31, 2003 that are reasonably likely to significantly affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS'

At the 2003 Annual Meeting of the Company's Stockholders held on December 12, 2003 (the "Meeting"), two proposals were submitted. No other proposals were put before the meeting. The proposals and voting results were as follows:

         --
         To elect six directors of the Company to serve until the 2004 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

                                              FOR                 WITHHELD
         Frank S. Yuan                      4,909,661               245
         Charles H. Rice                    4,909,661               245
         James Vandeberg                    4,909,661               245
         Deborah Shamaley                   4,909,661               245
         Donald C. McNabb, Sr               4,909,661               245
         Mary McNabb                        4,909,661               245

         --
         To ratify the selection of Squar, Milner, Reehl & Williamson, LLP as the Company's independent auditors for the fiscal year ending 2004:

         FOR: 4,909,661             AGAINST: 245              ABSTAIN: 0

         --
         No other matters were submitted to the Company's shareholders at the annual meeting.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on 8-K

None

                         CYBER MERCHANTS EXCHANGE, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com
(Registrant)

Date:    02/17/2004             /a/ Frank S. Yuan
----------------------------   -------------------------------------------------
                               Frank S. Yuan, Chairman, Chief Executive Officer