Form 10QSB
period 2004-03-31
CYBER MERCHANTS EXCHANGE INC
filed 2004-05-17
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004
                                            --------------

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from______________ to_______________

Commission file number    001-15643
                       ----------------

                         CYBER MERCHANTS EXCHANGE, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


              CALIFORNIA                                    95-4597370
              ----------                                    ----------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


  4349 BALDWIN AVE., UNIT A, EL MONTE, CA                     91731
  ---------------------------------------                     -----
  Address of principal executive offices)                   (Zip Code)


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

             Number of shares outstanding of the issuer's classes of
                      common equity, as of April 20, 2004:
                  7,472,673 SHARES OF COMMON STOCK (ONE CLASS)
                  --------------------------------------------

Transitional Small Business Disclosure Format: Yes    No  X
                                                  ---    ---

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of March 31, 2004 (unaudited)
         and June 30, 2003 ....................................................3

         Condensed Statements of Operations for the Nine Months Ended

         March 31, 2004 and 2003 (unaudited)...................................4

         Condensed Statements of Operations for the Three Months Ended

         March 31, 2004 and 2003 (unaudited)...................................5

         Condensed Statements of Cash Flows for the Nine Months Ended

         March 31, 2004 and 2003 (unaudited)...................................6

         Notes to Condensed Financial Statements (unaudited)...................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION....................................................11

      ITEM 3. CONTROLS AND PROCEDURES.........................................16

PART II - OTHER INFORMATION...................................................17

     ITEM 1.  LEGAL PROCEEDINGS...............................................17

     ITEM 2. CHANGES IN SECURITIES............................................17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...........17

     ITEM 5.  OTHER INFORMATION...............................................17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................17

SIGNATURES....................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CYBER MERCHANTS EXCHANGE, INC.
                            CONDENSED BALANCE SHEETS

                                                                    March 31,       June 30,
                                                                      2004            2003
                                                                   ------------    ------------
                                                                   (Unaudited)
ASSETS
Current assets:
   Cash                                                            $     48,929    $     65,720
   Certificate of deposit                                                    --         100,000
   Accounts receivable, net                                              81,171          89,801
   Employee advances                                                      5,000              --
   Inventory                                                             25,874         189,365
   Prepaid expenses                                                       4,470          26,372
                                                                   ------------    ------------
                                                                        165,444         471,258
Total current assets
Property and equipment, net                                                  --           6,902
Investments in overseas joint ventures, net                                  --         729,801
Other assets                                                             11,368          11,368
                                                                   ------------    ------------
Total assets
                                                                   $    176,812    $  1,219,329
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable and accrued expenses                           $    384,575    $    273,127
   Deferred revenue                                                       2,022         206,939
                                                                   ------------    ------------
   Total current liabilities                                            386,597         480,066
                                                                   ------------    ------------
Stockholders' (deficit) equity:
   Preferred stock, no par value, 10,000,000 shares
     authorized, no shares issued and outstanding                           --              --
   Common stock, no par value; 40,000,000 shares
     authorized; 7,472,673 shares issued and outstanding              9,995,387       9,995,387
   Additional paid-in capital                                         3,631,061       3,624,461
   Accumulated deficit                                              (13,836,233)    (12,880,585)
                                                                   ------------    ------------
Total stockholders' (deficit) equity                                   (209,785)        739,263
                                                                   ------------    ------------
Total liabilities and stockholders' (deficit) equity               $    176,812    $  1,219,329
                                                                   ============    ============

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                             March 31,
                                                                      --------------------------
                                                                          2004           2003
                                                                      -----------    -----------
Revenues:
   Transaction sales                                                  $ 1,373,342    $ 2,010,106
   Cost of goods sold                                                   1,188,738      1,710,104
                                                                      -----------    -----------
   Net revenues from transaction sales                                    184,604        300,002
   Tradeshow revenue                                                    1,669,477        901,807
   Subscriber fees                                                          1,200          4,158
                                                                      -----------    -----------
Net revenues                                                            1,855,281      1,205,967
Operating expenses:
   General and administrative expenses                                  1,452,638      1,609,635
   Payroll and related                                                    624,840        622,869
   Stock-based compensation                                                 6,600             --
   Depreciation and amortization                                            6,902         18,530
                                                                      -----------    -----------
Total operating expenses                                                2,090,980      2,251,034
                                                                      -----------    -----------
Loss from operations                                                     (235,699)    (1,045,067)
Other income (expense):
   Interest income, net of interest expense                                10,652         34,796
   Equity in losses on investments in overseas joint ventures              (9,342)      (174,169)
   Impairment write-down on investments in overseas joint ventures       (720,459)            --
   Amortization of software sales                                              --        250,000
                                                                      -----------    -----------
Total other income (expense)                                             (719,149)       110,627
                                                                      -----------    -----------
Loss before income taxes                                                 (954,848)      (934,440)
Income taxes                                                                  800            800
                                                                      -----------    -----------
Net loss                                                              $  (955,648)   $  (935,240)
                                                                      ===========    ===========
Basic and diluted net loss attributable to common
    stockholders per share                                            $     (0.13)   $     (0.13)
                                                                      ===========    ===========
Weighted-average number of common shares outstanding                    7,472,673      7,472,673
                                                                      ===========    ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended
                                                                          March 31,
                                                                  --------------------------
                                                                     2004           2003
                                                                  -----------    -----------
                                                                  (Unaudited)    (Unaudited)
Revenues:
   Transaction sales                                              $    53,487    $   677,766
   Cost of goods sold                                                  85,294        532,435
                                                                  -----------    -----------
   Net (loss) revenues from transaction sales                         (31,807)       145,331
   Tradeshow revenues                                                 621,373        489,301
   Subscriber fees                                                         90            933
                                                                  -----------    -----------
Net revenues                                                          589,656        635,565
Operating expenses:
   General and administrative                                         555,116        832,133
    Payroll and related                                               209,811        204,162
   Depreciation and amortization                                           --          5,579
                                                                  -----------    -----------
Total operating expenses                                              764,927      1,041,874
                                                                  -----------    -----------
Loss from operations                                                 (175,271)      (406,309)
Other income (expense):
   Interest income, net of interest expense                               385         11,023
   Equity in losses on investment in overseas joint ventures               --        (49,879)
   Amortization of software sales                                          --         83,334
                                                                  -----------    -----------
Total other income (expense)                                              385         44,478
                                                                  -----------    -----------
Net loss                                                          $  (174,886)   $  (361,831)
                                                                  ===========    ===========
Basic and diluted net loss attributable to common
    stockholders per share                                        $     (0.02)   $     (0.05)
                                                                  ===========    ===========
Weighted-average number of common shares outstanding                7,472,673      7,472,673
                                                                  ===========    ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                 --------------------------
                                                                                    2004           2003
                                                                                 -----------    -----------
Cash flows from operating activities:
   Net loss                                                                      $  (955,648)   $  (935,240)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                                     6,902         18,530
     Amortization of software sales                                                       --       (250,000)
     Stock compensation expense                                                        6,600             --
     Equity in losses on investments in overseas joint ventures                        9,342        174,169
     Impairment write-down on investments in overseas joint ventures                 720,459             --
      Changes in assets and liabilities:
        Accounts receivable, net                                                       8,630       (332,154)
        Employee advances                                                             (5,000)            --
           Inventory                                                                 163,491       (140,668)
           Prepaid expenses                                                           21,902        166,139
        Other assets                                                                      --         (7,750)
        Accounts payable and accrued expenses                                        111,448        284,634
           Deferred revenue                                                         (204,917)            --
                                                                                 -----------    -----------
Net cash used in operating activities                                               (116,791)    (1,022,340)
                                                                                 -----------    -----------
Cash flows from investing activities:
   Proceed from maturity of certificates of deposit                                  100,000             --
   Collection of related party note and interest receivable                               --        407,000
                                                                                 -----------    -----------
Net cash provided by investing activities                                            100,000        407,000
                                                                                 -----------    -----------
Cash flows from financing activities:
   Proceeds from loan payable, bank                                                   70,035        130,000
    Repayment of loan payable, bank                                                  (70,035)       (90,000)
                                                                                 -----------    -----------
Net cash provided by financing activities                                                 --         40,000
                                                                                 -----------    -----------
Net decrease in cash                                                                 (16,791)      (575,340)
Cash, beginning of period                                                             65,720        709,791
                                                                                 -----------    -----------
Cash, end of period                                                              $    48,929    $   134,451
                                                                                 ===========    ===========


            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 1 - BASIS OF REPORTING

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

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

                         CYBER MERCHANTS EXCHANGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Security and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with SEC. Management believes the Company's revenue recognition policies conform to SAB 101.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), The American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

STOCK-BASED COMPENSATION

At March 31, 2004, the Company has three stock-based employee compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB 25, and related interpretation. No stock-based compensation cost is recognized in net loss. Stock options granted under the Plans have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                Nine Months Ended March 31,
                                                                --------------------------
                                                                    2004           2003
                                                                -----------    -----------
Net loss:
      As reported                                               $  (955,648)   $  (935,240)
       Deduct: Total stock based employee compensation
               expense determined under fair value based
               method for all awards                                (57,000)       (30,000)
                                                                -----------    -----------
        Pro forma                                               $(1,012,648)   $  (965,240)
                                                                ===========    ===========
Loss per common share, as reported
      Basic and diluted                                         $     (0.13)   $     (0.13)
                                                                -----------    -----------
Loss per common share, pro forma
      Basic and diluted                                         $     (0.14)   $     (0.13)

                         CYBER MERCHANTS EXCHANGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              2004         2003
                                                           ---------    ---------
Net loss:
      As reported                                          $(174,886)   $(361,831)
      Deduct: Total stock based employee compensation
               expense determined under fair value based
               method for all awards                         (19,000)     (10,000)
                                                           ---------    ---------
        Pro forma                                          $(193,886)   $(371,831)
                                                           =========    =========
Loss per common share, as reported
      Basic and diluted                                    $   (0.02)   $   (0.05)
Loss per common share, pro forma
      Basic and diluted                                    $   (0.03)   $   (0.05)

The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future

IMPAIRMENT WRITE-DOWN ON INVESTMENTS IN OVERSEAS JOINT VENTURES

The Company recorded an impairment charge related to two joint ventures it entered into in 1999 in Taiwan and 2000 in China, C-Me Taiwan and Global Purchasing Dotcom, respectively. The Company invested in the joint ventures with proceeds received from the sale of its' ISN software to the respective joint ventures. The revenue from the software sold was amortized over a 3-year straight-line amortization method and offset by negative goodwill. These two joint ventures had net losses since inception and were formed during the Internet boom with a business model to attract paid subscribers to join the company's ISN services. Since the Company's core business model changed from attracting paid subscribers for it's ISN services to organizing trade shows and transaction sales, it was determined by the management that the investment was permanently impaired and as a result, the Company has written off the asset.

INVENTORY

Inventory consists entirely of ready-to-wear garments and is stated at the lower of standard cost or market. Cost is determined on a weighted average basis that approximates the first-in, first-out method. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on management's forecast for sales of the Company's inventory in the ensuing years. The industry in which the Company operates is characterized by style and fashion changes, should demand for the Company's inventory prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying condensed balance sheet. Accordingly, the Company has established a reserve of approximately $2,500 at March 31, 2004.

                         CYBER MERCHANTS EXCHANGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments for the periods ended March 31, 2004 and 2003 are as follows:

                                       3 Months            9 Months            3 Months            9 Months
                                    Ended 03/31/04      Ended 03/31/04      Ended 03/31/03      Ended 03/31/03
--------------------------------------------------------------------------------------------------------------
Revenues
      Transaction sales, net          $   (31,807)        $   184,604         $   145,331         $   300,002
       ASAP Show                          621,373           1,669,477             489,301             901,807
     Other                                     90               1,200                 933               4,158
                                      -----------         -----------         -----------         -----------
                                      $   589,656         $ 1,855,281         $   635,565         $ 1,205,967
                                      ===========         ===========         ===========         ===========
Loss from operations:
      Transaction sales               $   (98,050)        $   (86,816)        $  (225,986)        $  (668,913)
     ASAP Show                            (76,911)           (146,938)           (179,401)           (374,597)
      Other                                  (310)             (1,945)               (922)             (1,557)
                                      -----------         -----------         -----------         -----------
                                      $  (175,271)        $  (235,699)        $  (406,309)        $(1,045,067)
                                      ===========         ===========         ===========         ===========
Depreciation and amortization:
     Transaction sales                $        --         $     6,902         $     5,579         $    18,530
      ASAP Show                                --                  --                  --                  --
      Other                                    --                  --                  --                  --
                                      -----------         -----------         -----------         -----------
                                      $        --         $     6,902         $     5,579         $    18,530
                                      ===========         ===========         ===========         ===========
Identifiable assets:
       Transaction sales              $   176,812             176,812         $ 2,314,609         $ 2,314,609
       ASAP Show                               --                  --                  --                  --
        Other                                  --                  --                  --                  --
                                      -----------         -----------         -----------         -----------
                                      $   176,812         $   176,812         $ 2,314,609         $ 2,314,609
                                      ===========         ===========         ===========         ===========

NOTE 3 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The  Company  has  authorized  10,000,000  shares  of  cumulative,   convertible
preferred stock with no par value. As of March 31, 2004, there were no shares of preferred stock issued and outstanding.

The Board of Directors authorized 2,500,000 shares of 8% cumulative, convertible Series A Preferred Stock ("Series A") with no par value. The preferred stock have mandatory cumulative dividends of 8%, which are payable on a quarterly basis, each share is convertible into one share of the Company's common stock, do not have any voting rights, and have liquidation preferences, as defined.

Subsequent to March 31, 2004, in connection with the Company's Private Placement Memorandum ("PPM") in which the Company is offering qualified investors 8% convertible Series A and warrants ("Warrants"), collectively the "Units", in exchange for a cash investment in the Company for an aggregate of $1,250,000. In April 2004, the Company's Chief Executive Officer invested $100,000 under the PPM.

                         CYBER MERCHANTS EXCHANGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three and nine months ended March 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

Background
----------

Cyber Merchants Exchange ("C-Me" or the "Company") is an international electronic trading company; financing, logistics and trade show organizer corporation that is targeting the apparel industry. C-Me has set the standard for apparel global electronic trading and built the model for other leading industries by adhering to a simple formula for success. The following four interlocking services make the company unique: 1) ASAP Global Sourcing Show - a trade show for U.S. buyers to meet hundreds of global ready-made garment factories under one roof - held twice a year in Las Vegas, NV. 2) C-Me builds private extranets, or Internet Sourcing Networks ("ISN"), for its retail partners. The ISN matches and pushes overseas stock lots merchandise information to the appropriate buyers computer desktop. 3) C-Me's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a Letter of Credit ("L/C"). 4) Logistics warehouse, shipping, and billing service for the overseas manufacturers. The Ccompany presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

Services
--------

ASAP GLOBAL SOURCING SHOW

There's definitely no shortage of trade shows in the United States. The Apparel Sourcing Association Pavilion ("Global Sourcing Show" or "ASAP Show") is bringing a totally new concept to the trade show industry, with many exhibitors following such concept. The Global Sourcing Show is not an easy task. But C-Me has the perfect opportunity to make it successful because of the Company's global presence and management expertise in the apparel industry. In addition, there were no trade shows for the producing countries to exhibit in the U.S.A. to gain container load orders until the ASAP show was

                         CYBER MERCHANTS EXCHANGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

launched. Most people are now reluctant to travel overseas than ever before. Therefore, the ASAP Show is even more crucial for buyers and overseas manufacturers. The ASAP show segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In fiscal 2004, approximately 95% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. Booth fees that are collected in advance of the related ASAP show are recorded on our balance sheet as deferred revenue. Revenue and related direct event expenses are recognized in the month in which the event is held.

Costs incurred by the ASAP show segment include facility rent, outsourced services such as registration, booth rental, electrical services, security, decorator and attendee and exhibitor promotion. All show promotion related expenses such as advertisements, traveling, staff salaries and related payroll expenses are treated as monthly period expenses. The deposit for the ASAP show facility is capitalized and then expensed in the month the event occurs.

ELECTRONIC COMMERCE, A NEW WAVE OF INTERNATIONAL TRADE

C-Me has utilized the convenient and powerful Internet to communicate between buyers and sellers internationally. The ISN was built with the buyer in mind to make it user friendly to gain global apparel stock lot information. C-Me has successfully represented, Fruit of the Loom, Kellwood, Factory 2-U Stores, Value City, and others to be their buyer's agent. The ASAP Show helps promote C-Me's ISN transaction model to these buyers. In addition, the Company sometimes acts as a principal to purchase merchandise for presale orders. The Company also represents some reputable overseas manufacturers with non-refundable monthly retainer payments as their U.S. sales agents.

GLOBAL FINANCIAL PLATFORM

C-Me developed a patent-pending global financial platform, levied with CIT - a factoring accounts receivable guarantee service. This process allows overseas sellers to gain cash advances through their local bank and eliminate the need for Letters of Credit to sell international merchandise.

LOGISTICS, WAREHOUSE, SHIPPING AND INVOICE SERVICES

Logistics, warehousing, shipping and billing service services are also provided for the overseas manufacturers.

Revenue Model
-------------

The ASAP Show

Currently, the ASAP Show charges $58 per square foot to exhibitors. The cost per square foot is considered costly in the U.S. trade show industry. The reason ASAP exhibitors are willing to pay this high price is because C-Me's management always partners with overseas governments to subsidize up to 50-100% of the exhibition costs. C-Me's management expertise in the apparel industry, unique marketing concepts, services, educational seminars and relationships with the foreign trade promotion bureaus and associations set the Company apart from competitors.

                         CYBER MERCHANTS EXCHANGE, INC.
                                   (UNAUDITED)

E-commerce Transactions

The Company charges a minimum of 5-10% commission when representing U.S. buyers who wish to utilize C-Me as their buying agent to source their goods overseas. C-Me can also act as the principal to purchase the pre-sold merchandise with a minimum profit margin of 20%. The demands for C-Me's sourcing abilities by the U.S. apparel buyers have arrived at stages where C-Me must select the U.S. Apparel buyers it wants to represent.

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

Logistics, Warehousing, Shipping and Billing

The Company charges standard public warehouse charges for freight in and out, warehouse storage, shipping and billing charges for its exhibitors and overseas manufacturers.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenue
-------

Net gross revenues on transaction sales for the nine months ended March 31, 2004 were $1,373,342, a decrease of $636,764 or 32% compared to $2,010,106 for the same period last fiscal year. Due to shifting the Company's resources to focus on the ASAP Show, the net gross revenues on transaction sales decreased for the first time since the Company's inception. The Company expects to regain the volume of gross sales transactions and the gross profit margin percentages it has generated in the past, as it further utilizes its overseas sourcing network and its external sales force.

The gross profit from transaction sales for the nine months ended March 31, 2004 was $184,604 a decrease of $115,398, or 38% compared to $300,002 for the same period last fiscal year. The gross profit margin is approximately 13% and 15% for transaction sales for the nine month periods ended March 31, 2004 and 2003, respectively.

The ASAP Show's gross revenue for the nine months ended March 31, 2004 was $1,669,477, an increase of $767,670 or 85% compared to $901,807 for the same period last fiscal year. This increase was due to an increase in number of exhibitors for the August 2003 and February 2004 shows. Historically, the

                         CYBER MERCHANTS EXCHANGE, INC.
                                   (UNAUDITED)

August shows have significantly more manufacturers exhibiting than in the February shows. In addition, more Government subsidy funds are only available for the August show.

Subscriber fees for the nine months ended March 31, 2004 were $1,200, a decrease of $2,958 or 71% compared to $4,158 for the same period last fiscal year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to revenue generated through the ASAP Show.

Operating Costs and Expenses
----------------------------

Operating expenses decreased by $160,054, or 7%, to $2,090,980 for the nine months ended March 31, 2004, as compared to $2,251,034 for the same period last fiscal year. The decrease in operating expenses is primarily due to the implementation of the company's cost-minimizing plan.

Stock compensation expenses of approximately $6,600 were recognized for the nine months ended March 31, 2004 to reflect the issuance of warrants to purchase 30,000 shares of the Company's restricted common stock at an exercise price of $0.26.

Net Loss
--------

The Company recorded a net loss of $955,648 for the nine months ended March 31, 2004, a slight increase of $20,408; as compared to a net loss of $935,240 for the same period last fiscal year. Such an increase in net loss is mainly due to the impairment write-down on overseas joint venture investments of $720,459, a reduction on amortization of software sales of $250,000 and a reduction in interest income of $24,144, net of the reduction of operating loss of $809,368 and equity losses on overseas joint venture investments of $164,827. Loss per share for the nine months ended March 31, 2004 and March 31, 2003, was $0.13 due to comparable net losses in both periods.

Impairment Write-down On Investments in Overseas Joint Ventures
---------------------------------------------------------------

The Company recorded an impairment charge related to two joint ventures it entered into in 1999 in Taiwan and 2000 in China, C-Me Taiwan and Global Purchasing Dotcom, respectively. The Company invested in the joint ventures with proceeds received from the sale of its ISN software to the respective joint ventures. The revenue from the software sold was amortized over a 3-year straight-line amortization method and offset by negative goodwill. These two joint ventures had net losses since inception and were formed during the Internet boom with a business model to attract paid subscribers to join the company's ISN services. Since the Company's core business model changed from attracting paid subscribers for it's ISN services to organizing trade shows and transaction sales, it was determined by the management that the investment was permanently impaired and as a result, the Company has written off Its investment.

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenue
-------

Gross revenues from transaction sales for the three months ended March 31, 2004 were $53,487, a decrease of $624,279 or 92% compared to $677,766 for the same period last fiscal year, due to the

                         CYBER MERCHANTS EXCHANGE, INC.
                                   (UNAUDITED)

shifting revenue focus to the ASAP Show. Gross loss from the net revenues earned on transaction sales for the three months ended March 31, 2004 was $31,807, compared to net revenue of $145,331 for the same period last fiscal year, which resulted from returns and charge backs. The Company intends to regain the volume of gross sales transactions and the gross profit margin percentage, as it further utilizes its overseas sourcing network and its external sales force.

The ASAP Show's gross revenue for the three months ended March 31, 2004 was $621,373, an increase of $132,072 or 27% compared to $489,301 for the same period last fiscal year, which resulted from increases of exhibitors for the February 2004 shows.

Subscriber fees for the three months ended March 31, 2004 were $90, a decrease of $843 or 90% compared to $933 for the same period last fiscal year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to revenue generated through the ASAP Show.

Operating Costs and Expenses
----------------------------

Operating expenses decreased by $276,947, or 27%, to $764,927 for the three months ended March 31, 2004, as compared to $1,041,874 for the same period last fiscal year. The decrease in operating expenses is primarily due to the implementation of the company's cost-minimizing plan (reduction of payroll by 20% and minimizing the Company's IR/PR expenses).

No non-cash stock compensation expenses were recognized for the three months ended March 31, 2004.

Net Loss
--------

The Company recorded a net loss of $174,886 for the three months ended March 31, 2004, a decrease of $186,945 in net loss; as compared to a net loss of $361,831 for the same period last fiscal year. The decrease in net loss is mainly due to a reduction in operating loss of $231,038 and equity losses on overseas joint venture investments of $49,879, net of the reduction on interest income of $10,638 and amortization of software sales of $83,334. Loss per share as of March 31, 2004 was $0.02 as compared to $0.05 as of March 31, 2003 due to the decrease in net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased by $212,345 from a deficit of $8,808 as of June 30, 2003 to a working capital deficiency of $221,153 as of March 31, 2004, primarily due to the significant decrease in the current quarter's transactions sales activity. For the nine months ended March 31, 2004, the
Company had average monthly operating expenses of approximately $147,000 (excluding ASAP Show production expenses) as compared to $173,000 in the same period last fiscal year. The overall current year ASAP Show production expenses were consistent with the prior year. While the Company was able to lower facilities charges, the increase in exhibitors and related costs offset the decreased charges in facilities. The Company will keep implementing its cost-minimizing plan, which includes, reduction of professional consulting fees, investor relations and marketing costs.

The convertible stock offering lead by C.K. Cooper & Company on April 17, 2003 has not had any commitments or investments as of the date of the filing. The senior management of the Company is

                         CYBER MERCHANTS EXCHANGE, INC.
                                   (UNAUDITED)

seeking through its network of close investors to complete this offering. As of May 3, 2004, management has injected $100,000 as part of this offering.

Should the senior management successfully raise the capital through the convertible stock offering, the Company believes it has sufficient cash to operate its business over the next 12 months. If Senior Management has problems raising adequate funds, Senior Management will aggressively seek a buyer willing to purchase the Company. Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either in debt instruments or equity securities, to augment future growth of the business.

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

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the 34
Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in internal controls.

Changes in Controls and Procedures
----------------------------------

There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

                         CYBER MERCHANTS EXCHANGE, INC.
                                   (UNAUDITED)

Limitations On the Effectiveness of Internal Control
----------------------------------------------------

The Company's management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS'

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com
(Registrant)

Date:    May 14, 2004              /s/ Frank S. Yuan
-----------------------------     ---------------------------------------------
                                   Frank S. Yuan, Chairman,
                                   Chief Executive Officer