Form 10KSB
period 2004-06-30
CYBER MERCHANTS EXCHANGE INC
filed 2004-09-27
CIK 1066961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB

(Mark one)

|X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2004

                                       OR

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition Period from _______ to _______

                        Commission file number 001-15643

                         Cyber Merchants Exchange, Inc.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

                 California                             95-4597370
      -------------------------------       -----------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

     4349 Baldwin Avenue, Suite A       Registrant's telephone number:
         El Monte, California                   (626) 636-2530          91731
----------------------------------------                              ---------
(Address of principal executive offices)                              (Zip Code)

Securities registered under Section 12(b) of the Act:      Name of exchange on
                  (Title of Class)                           which registered

                       None                                        None
 ----------------------------------------------------      ---------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Registrant's net revenue for its most recent fiscal year:  $1,771,475

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 23, 2004, computed by reference to the closing price of that date, was $1,026,415, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On September 23, 2004, the registrant had 7,472,673 shares of Common Stock, no par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement under Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III hereof.

              TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes | | No |X|

                         CYBER MERCHANTS EXCHANGE, INC.

                                    Index to
                          Annual Report on Form 10-Ksb
                       for Fiscal Year Ended June 30, 2004

PART I                                                                      PAGE
Item 1   Description of Business..............................................3
Item 2   Description of Property..............................................9
Item 3   Legal Proceedings....................................................9
Item 4   Submission of Matters to a Vote of Security Holders..................9

PART II

Item 5   Market for Common Equity and Related Stockholder Matters............10
Item 6   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................11
Item 7   Financial Statements................................................15
Item 8   Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure............................................15
Item 8A  Controls and Procedures.............................................15

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act...................16
Item 10  Executive Compensation..............................................16
Item 11  Security Ownership of Certain Beneficial Owners and Management......16
Item 12  Certain Relationships and Related Transactions......................16
Item 13  Exhibits and Reports on Form 8-K....................................17
Item 14  Principal Accountant Fees and Services..............................18

Signatures...................................................................18

Report of Independent Registered Public Accounting Firm.....................F-1

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

THE COMPANY

         Cyber Merchants Exchange ("C-Me" or the "Company") is a trade-show organizer and an international electronic trading and logistics company that is initially targeting the apparel industry. The Company was incorporated in July 1996 under the laws of the State of California. In July 1999, C-Me raised approximately $3.2 million through its IPO. On June 30, 2000 the Company raised an additional $6.3 million in a private placement offering subscribed by 30 high net-worth Chinese investors. As of July 2004, C-Me had approximately 7.5 million shares of common stock outstanding and over 600 shareholders. The Company is currently listed on the OTCBB under the symbol CMEE, and a fully reporting Company.

         C-Me's value to global suppliers and buyers in the manufacturing, wholesaling and retailing clothing business lies in its capabilities as an intermediary for the industry. The Company used its raised capital and 7 years of hard work to build a second to none unique foundation to meet today's ever-changing international trading landscape. The Company presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

THE CHANGING APPAREL INDUSTRY AND BUSINESS MODEL

         Over the years, various quotas governing exports from apparel-producing countries to the US and other industrial countries have been established under the auspices of the GATT. U.S ready-wear apparel quota purchased from China, India, Pakistan, Bangladesh, etc, will be removed January 1, 2005. It is safe to predict that the market share of apparel exports to the U.S will rapidly change its sources to those low labor cost countries.

         C-Me's strength lies in its management's knowledge of the apparel industry. By first cornering the sourcing trade shows in the U.S., C-Me will have easy access to decision makers in the industry and manufacturers of apparel in China, India, Pakistan, Bangladesh and elsewhere in the world. C-Me's other value added services, including innovative international financial platform to replace the outdated Letter of Credit, B2B electronic trading targeted on the stock lot merchandise and logistics, will then easily gain more revenue and market share.

OVERVIEW OF C-ME SERVICES

Trade Shows
-----------

         ASAP GLOBAL SOURCING SHOW - a trade show for U.S. buyers to meet hundreds of overseas ready-made garment manufacturers - is held twice a year in Las Vegas. The sixth edition of the ASAP Show in August 2004 was the world's largest garment and textiles sourcing show. The August show had approximately 350 full package factories representing from 45 countries exhibiting.

         ASAP CHINA BUYING TRIP 2005 is being arranged by C-Me to bring 150 U.S buyers, each with more than $10 million in purchasing power, to 4 production centers in China. This reverse trade-show event has been overwhelmingly supported by the U.S Cotton Council, American Apparel and Footwear Association, The CIT Group ("CIT"), Ernst and Young, and many other leading corporations and associations active in the industry. The first tour of its kind designed for U.S. buyers prepared to place production orders, license their brands, understand China's distribution channels, find joint ventures possibilities and relocate U.S. textile plants to China. Participation from the U.S. side includes such prominent names as Fruit of the Loom, Jockey and many others.

         MATERIAL WORLD is a once-a-year textile and accessories sourcing show held in Miami, Florida. C-Me will act as Material World's global marketing partner effective immediately and will share 50% of the profits associated with sales of booths by C-Me.

GLOBAL FINANCIAL PLATFORM ("GFP")

         Letters of credit have historically been the predominant means of payment for international trading. C-Me's patent pending GFP provides a framework for obtaining non-recourse financing of merchandise shipments to pre-approved buyers in the United States, without the need for letters of credit.

         Through C-Me's GFP, CIT, overseas bank and C-Me, each of the tri-party participants plays an integral role. First, CIT guarantees the credit worthiness of the U.S. buyers. Secondly, the overseas bank provides working capital financing and acts as the conduit for foreign manufacturers to receive payment. Consequently, U.S. buyers can purchase overseas merchandise just as they purchase domestic goods, with open terms and without the need to open Letters of Credit.

THE INTERNET SOURCING NETWORK ("ISN")

         The ISN is a private extranet that C-Me builds and maintains for its U.S. retail clients. ISN allows C-Me's retail clients and overseas suppliers to conduct business using the web-based application. Overseas suppliers have direct access to U.S. retail buyers, foresight into a retailer's procurement cycle, and feedback on their product needs, and receive weekly "open-to-buy" information broadcast from buyers. Currently, the ISN is used by Value City, National Retail Stores and others to purchase overseas stock lots.

LOGISTICS AND WAREHOUSING

         C-Me also provides logistics and warehouse services for its overseas exhibitors/suppliers. This added value service plays a very important tighter relationship with C-Me's overseas exhibitors/suppliers.

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

REVENUE MODEL

Transaction Sales
-----------------

         The Company acts as a purchasing agent for U.S. buyers or sales representatives for overseas manufacturers. Once there is a confirmed purchase order with credit-worthy U.S. buyers, the Company will place the order and resell the merchandise against the orders. In order to earn a better profit margin, the Company will act as the principal and take title and possession of the merchandise and sell it to approved credit-worthy buyers, with open terms. The Company does not take any credit risk, all the receivables are assigned to CIT for non-recourse collection basis.

Tradeshows
----------

         The tradeshow revenue is generated primarily from booth sales. There are many other ancillary revenues such as seminar fees, advertisements, tradeshow decoration material rentals, etc. Currently, Management places all resources and manpower to develop the three tradeshows above mentioned. Consequently, the Company's revenues are generated purely from the tradeshows.

Global Financial Platform
-------------------------

           CIT pays C-Me 0.5% of transaction value. Letters of credit have historically been the predominant means of payment for international trading. GFP is designed to eliminate the need for letters of credit. The Company does not have any resources or manpower to assign to this project. Management believes the revenue from GFP could be one of the larger revenue sources in the future.

ISN
---

         C-Me's retail clients pay C-Me a 5% commission based upon successful transactions to utilize its ISN.

Logistics and warehousing
-------------------------

         The Company charges its overseas suppliers and exhibitors the same rate as a public warehouse charges.

COMPETITION

International Electronic Trading
--------------------------------

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

The Company's primary competitors of the Company's front-end sourcing and international electronic trading business are as follows:

     o QRS enables retailers and overseas manufacturers to list, buy and sell merchandise through a staged auction process over the Internet. All buyers and sellers are pre-registered and authorized to trade by QRS. After registering, customers are provided with a Tradeweave
          `Passport,' which authenticates them as an approved trader in the marketplace. Sellers issue `Visas' to selected approved buyers to formalize trading relationships. Sellers benefit by increasing their market reach, drawing more competitive bids and gaining more control over their brand and the sales process. Buyers benefit by having broader access to merchandise at attractive prices through a central location. Both sellers and buyers benefit from an integrated e-commerce back-end using existing QRS services. All industry players have access to Tradeweave's retail trade news, content and directories.

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

     o ALIBABA.COM is the world's largest marketplace for global trade and is the leading provider of online marketing services for importers and exporters. Alibaba.com is the number one destination for buyers and sellers to find trade opportunities and promote their businesses online.

Trade Shows
-----------

There are numerous fashion, apparel, textile and accessories/supplies trade shows in the U.S. each year. Some of these shows are well established and have been held for years. The Company's trade show is focused on sourcing merchandise and merchandise manufacturing services from overseas manufacturers located throughout the world, but currently with an emphasis on overseas manufacturers from Southeast Asia and Africa.

The primary competitors of the Company's ASAP Show are as follows:

     o MAGIC - MAGIC, the Men's Apparel Guild in California, was founded in 1933. Due to enormous growth, the show relocated from Los Angeles to Las Vegas in 1989. Today, MAGIC International is the world's largest and most widely recognized organizer of apparel and fashion industry trade shows. The show encompasses every facet of fashion: MAGIC for Men's Apparel; WWDMAGIC and femme for Women's Apparel; MAGIC kids for Children's Apparel; The Edge, Sourcing Zone and Fabric at Magic.

     o Material World Miami Beach - Material World showcases the latest introductions and innovations from leading mills, textile converters, trim and related product manufacturers, as well as software and CAD system providers.

     o IFFE at New York Javits Center - The largesT textile, trim and leather show in North America, newly expanded this season to feature a most comprehensive array of Fall/Winter 2005/2006 Collections.

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

INTELLECTUAL PROPERTY PROTECTION

The Company has one patent pending that pertains to business processes:

     Global Financial Platform ("GFP") (patent pending)

     C-Me's GFP eliminates the need for letters of credit by allowing overseas suppliers ship merchandise to pre-approved retailers/buyers in the United States.

     C-Me pioneered this process by establishing the first tri-party agreement with The CIT Group and Bank SinoPac in Taiwan. In essence, it is the first workable international factoring mechanism. Overseas suppliers, U.S. retailers/buyers, international banks and CIT are linked to C-Me's Global Financial Platform. Through this arrangement, each of the tri-party participants play an integral role. First, CIT guarantees the credit worthiness of the U.S. retailers/buyers. Secondly, Bank SinoPac provides cash advances up to 80% and acts as the conduit for foreign suppliers to receive payment. Through C-Me's GFP, U.S. retailers/buyers can purchase overseas merchandise, just as they purchase domestic merchandise, with open terms and without the need to open letters of credit. Overseas suppliers ship merchandise to pre-approved retailers without payment risk and receive up to 80% cash advance when they ship the merchandise.

             In addition, the Company has trademarked the following trade names:
C-Me(TM), Cyber Merchants Exchange(TM), ASAP GLOBAL Sourcing Show(TM), ASAP(TM); DEPS(TM); FOCASTING(TM); and Internet Sourcing Network(TM).

GOVERNMENT REGULATIONS

Since the Company's core business is related to international apparel trade, there are numerous U.S and foreign government regulations and restrictions that impose a significant burden upon the Company's international business, such as quota limitations for apparel entering the USA, tariffs and U.S. Customs controls. The World Trade Organization's ("WTO") bilateral agreement between the U.S. and each overseas country has numerous limitations and conditions to be met. The Company's buyers or sellers' violation of the WTO conditions will have a material effect on the Company's core business.

Government regulations of the Internet are another barrier that the Company faces. For example, wide use of the Internet is restricted in China and other countries where the Company may seek to do business.

EMPLOYEES

As of September 23, 2004, the Company employs 12 full-time employees and 1 part-time employee classified as follows: 2 full-time executive officers; 4 full-time administrative personnel; 6 full-time marketing personnel; and 1 part-time technical personnel. None of the employees are subject to a collective bargaining agreement, and the Company believes that relations with its employees are good.

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

WE EXPECT TO DEPEND ON REVENUE FROM OUR DOMESTIC AND INTERNATIONAL INTERNET SOURCING NETWORKS, ASAP TRADE SHOWS, AND GLOBAL FINANCIAL PLATFORM. The Company expects to depend primarily on revenue from the complete implementation of our domestic and international Internet Sourcing Networks, ASAP Shows, and Global Financial Platform. The ASAP Show has generated revenue in the past. However, there is no guarantee that the ASAP Show will continue to generate revenue or that that revenue will meet our expectations. The Internet Sourcing Network, Global Financial Platform and Warehouse Logistics are in their development stages, therefore there is no significant revenue generated from these services.

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

WE FACE INTENSE COMPETITION FROM MANY ENTITIES.

The trade show marketplace is highly competitive. Although the Company believes it has several key advantages, the barrier to entry is not significant. We have identified and continue to identify numerous companies that are better funded, have more experience and more significant resources that have entered or are planning to enter the trade show. Should these companies decide to enter our specific market, there is no guarantee that we will be able to effectively compete with them.

WE ARE DEPENDENT ON OUR FOREIGN ALLIANCES.

The Company is dependent upon its ability to establish and maintain successful foreign alliances. If we are not able to establish and maintain such alliances, we will not be able to implement the business plan in its current configuration, which will affect both our revenue stream and profit potential. In addition, the

Company faces political sovereign risks of conducting international business including risks of changing economic conditions in the Pacific Rim, which may have a material adverse effect on our ability to provide global merchandise sourcing to our retail clients.

WE ARE DEPENDENT ON MARKET DEMAND FOR AN ACCEPTANCE OF OUR SERVICES.

Much of the Company's success is dependent upon aggregating a critical mass of subscribing overseas manufacturers and trade show attendees and establishing and maintaining strong relationships with retail clients. If market demand and acceptance for our services is not in line with the Company's expectations, it is likely that the Company's revenue will not meet its expectations.

WE ARE DEPENDENT ON RELATIONSHIPS WITH KEY RETAIL CLIENTS, AND THE ABILITY TO CREATE MORE SUCH RELATIONSHIPS.

Our business model is retailer/buyer -centric. Successful implementation of it is predicated on our ability to create and nurture strong relationships with retailers/buyers. If we are unable to expand and maintain existing relationships, our revenue and profitably will not meet our expectations. Although the Company believes it can create and maintain the necessary relationships, there is no guarantee that it will.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company leases its corporate headquarters located at 4349 Baldwin Avenue, Suite A, El Monte, California 91731. Its telephone number is (626) 636-2530. The lease commenced on March 15, 2003, and expires on March 31, 2006. The Company currently leases approximately 9,800 square feet at an average monthly rent of approximately $5,880.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

The Company's common stock is traded on the NASDAQ Over-the-Counter Bulletin Board (OTC-BB) under the symbol "CMEE." The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock as quoted by various market makers for the period of July 1, 2002 through June 30, 2004.

             July 1, 2002 to June 30, 2003:         HIGH*         LOW*
                                                    ------------------
                      First Quarter                 $ 0.24       $0.24
                      Second Quarter                $ 0.25       $0.22
                      Third Quarter                 $ 0.32       $0.22
                      Fourth Quarter                $ 0.33       $0.25

             July 1, 2003 to June 30, 2004:         HIGH*         LOW*
                                                    ------------------
                      First Quarter                 $ 0.25       $0.25
                      Second Quarter                $ 0.42       $0.42
                      Third Quarter                 $ 0.30       $0.30
                      Fourth Quarter                $ 0.25       $0.25

* The source of the high and low closing sales price information is Commodity Systems, Inc. and can be found on Yahoo's Web-site at http://finance.yahoo.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS OF RECORD

On June 30, 2004, the Company's issued and outstanding common stock totaled 7,472,673 shares, held by 173 shareholders of record and by an undetermined number of additional shareholders through nominee or street name accounts with brokers.

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

None

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's audited financial statements and the related notes thereto-included elsewhere in this annual report for the fiscal year ended June 30, 2004. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report on Form 10-KSB. The Company's actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in the Company's filings with the Securities and Exchange Commission

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2004, Compared to Year Ended June 30, 2003
---------------------------------------------------------------------

The following discussion sets forth information for the twelve months ended June 30, 2004, compared with the twelve months ended June 30, 2003. This information has been derived in part from the audited financial statements of the Company contained elsewhere in this Form 10-KSB.

REVENUES

Transaction Sales
-----------------

Net revenues from transaction sales for the year ended June 30, 2004 were $107,001, a decrease of $100,793 from $207,794 in 2003. During the year ended June 30, 2004, the Company had transaction sales of $1,351,401 compared to $2,189,828 for the same period last year. The gross profit margin for the year ended June 30, 2004 was 7.9%, compared to 9.5% for the same period last year. Management put all the Company's resources and manpower to the ASAP Trade Show development for the year of 2004, which is the reason why the transaction sales reduced, compared with year 2003. Even though it is less in gross revenue, management is focused on more profitable transactions. The Company expects this net revenue percentage to grow, as it begins to fully utilize its overseas sourcing network and its external sales force.

Asap Show
---------

TRADE SHOWS

The ASAP show segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In 2004, approximately 95% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. The sale of exhibit space is generally impacted by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each fiscal year, largely due to the timing of the ASAP trade shows. In 2004, approximately 63% of our tradeshow revenue was generated during the first quarter and approximately 47% during the third quarter. Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

ASAP Show revenues totaled $1,663,274, compared to $893,523, an increase of $769,751 or 86% compared to last fiscal year.

SUBSCRIBER FEES

Subscriber fees decreased $5,161 or 81% to $1,200 in the year ended June 30, 2004 from $6,362 in the prior year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales.

OPERATING EXPENSES

Operating expenses consist primarily of show production cost, marketing programs, investor relations, and payroll related expenses. Operating expenses decreased $300,842 or 11% to $2,320,518 in the year ended June 30, 2004 from $2,621,360 for the same period last year. Such a decrease is mainly due to decreases in professional fees and bad debts. Professional fees decreased $72,732 to $97,375 for the year ended June 30, 2004 from $170,107 for the same period last year. The decrease is a result from the litigation settlement with a former employee in fiscal year end 2003. Bad debts decreased $118,480 to $21,675 for the year ended June 30, 2004 from $140,155 for the same period last year. The decrease on bad debts is resulted from improvements from accounts receivable collections. During the fiscal years ended June 30, 2004 and 2003, the Company granted 620,000 and 190,000 stock options. No non-cash employee stock-based compensation expense was recognized, for the years ended June 30, 2004 and 2003.

OTHER INCOME (EXPENSE)

Net interest income decreased by $36,029 or 80% to $9,081 in the year ended June 30, 2004 from $45,110 for the same period last year. The decrease of net interest income was mainly due to a decrease in cash investment in short term certificates of deposit and lower interest rates. In addition, the Company incurred an impairment loss on a convertible note receivable of $600,000 for the same period last year.

Under the equity method of accounting, the loss in overseas joint ventures decreased by $181,886 or 95% to $9,341 in the year ended June 30, 2004 from $191,227 for the same period last year. Each joint venture in E-SEA, Taiwan and China has incurred significant development costs and amortization of the software acquired from the Company associated with infrastructure development and market branding. The Company invested in the joint ventures with proceeds received from the sales of its ISN software to the respective joint ventures. The revenue from the software sold was amortized over a 3-year straight-line amortization method and offset by negative goodwill. These joint ventures had net losses since inception and were formed during the Internet boom with a business model to attract subscribers to join the Company's ISN services. Since the Company's core business model changed from attracting paid subscribers for its ISN services to organizing trade shows and transaction sales, it was determined by the management that the investment was permanently impaired and as a result, the Company recorded an impairment charge of approximately $720,000 for the year ended June 30, 2004.

Negative goodwill was fully amortized during the year ended June 30, 2003.

Amortization of negative goodwill was $308,333 for the year ended June 30, 2003. The amortization of negative goodwill resulted from the sales of the Company's ISN (software) to its overseas joint ventures in Taiwan, South East Asia, and China. The software sales to Taiwan, South East Asia, and China were $300,000, $300,000, and $400,000, respectively. The Company amortized the negative goodwill over three years.

NET LOSS

The net loss for the fiscal year ended June 30, 2004 decreased by $681,702 or 35% to $1,270,563 from $1,952,265 for the same period last year. The decrease in 2004 is mainly due to an increase of ASAP show revenue of $769,751, a reduction of operating expenses of $300,842, less increase in equity impairment losses, net of amortization of negative goodwill.

Net loss per share decreased by $0.09 or 34% to $0.17 per share for the year ended June 30, 2004 from $0.26 for last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased from a deficit of $8,808 as of June 30, 2003 to $536,088 as of June 30, 2004, primarily due to the line-of-credit from a shareholder of $252,000, and the reduction of cash reserves of approximately $100,000. During the fiscal year ended June 30, 2004, the Company had average monthly general and administrative expenses (excluding non-cash compensation expenses) of approximately $137,000, excluding ASAP show production costs, as compared to $148,000 for fiscal year ended June 30, 2003. During fiscal year 2005, the Company will focus on the transaction revenue and ASAP show business model. As of June 30, 2004, the Company has current assets of approximately $101,000. With the net revenue from transaction sales, the ASAP show income and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the company will have enough net working capital to sustain its business for another 12 months.

The Company accepted a revolving line-of-credit (the "Line") on April 14, 2004 from Frank and Vicky Yuan, the Company's CEO and a significant shareholder, which expires on September 1, 2005 and provides for borrowings up to a maximum of $300,000. The Line carries an interest rate of 8.0% per annum. The Line contained financial and non-financial covenants, which the Company was in compliance with at June 30, 2004. The balance as of June 30, 2004 was $252,000, with accrued and unpaid interest of $2,208. As of September 3, 2004, the Company has fully paid the outstanding principal.

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

The forecast of the period of time through which the Company's financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. The Company's actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the cost of continuing to implement the Company's international electronic trading business and ASAP Show expansion.

The Company has no commitments to make capital expenditures for the fiscal year ending June 30, 2004.

Over the next two to five years, the Company plans to utilize a combination of internally generated funds from operations, potential debt and equity financing to fund its long-term growth.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amountsof revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock based compensation, the realizability of the Company's investments in affiliated companies and the valuation of deferred taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

REVENUE RECOGNITION

Securities and Exchange Commission Staff Accounting Bulletin 101 ("SAB 101"), "REVENUE RECOGNITION," outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. SAB 101 was amended and replaced by SAB 104. Management believes that the Company's revenue recognition policy conforms to SAB 104.

Net revenues include amounts earned under product transaction sales and subscriptions and trade show fees. Product transaction revenues are recorded in accordance with EITF 99-19 "REPORTING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT". The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers. Due to the Company not bearing credit risk on all transactions, the Company records a portion of their revenue on a net basis. However, for financial reporting purposes the Company presents the details of gross transaction sales and related costs of sales in the accompanying statements of operations for all net transactions. The Company also recognizes revenue from monthly subscription fees. Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees. Subscription and subscriber fees are recognized as revenue after the services have been provided. The Company also recognizes revenue from the ASAP trade show. The ASAP trade show generates revenue through exhibitor booths sales, corporate sponsorship and advertising. The revenue is recognized at the time of the related trade show.

Trade show and conference revenue is recognized in the accounting period in which the event is conducted.

INVESTMENTS IN JOINT VENTURES

The equity method is used to account for the Company's investments in the common stock of C-ME.com Taiwan, E-SouthEast Asia, Inc. (E-SEA), and Global Purchasing Doctor, Inc. (GP.com). because the Company has the ability to exercise significant influence over the invested operating and financial policies, but does not exercise control.

The Company evaluates investments in joint ventures for recoverability in the normal course of business. When evidence indicates that a loss in value has occurred which is other than temporary, recoverable amounts are estimated and a writedown (an impairment loss) is recognized to reduce the carrying amount of the investment to estimated recoverable amounts. Evidence of a loss might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment or a current fair value of an investment that is less than its carrying amount.

DEFERRED TAX ASSET VALUATION

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management provides a valuation allowance for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The Company's audited Financial Statements are set forth beginning on page F-1 in this Form 10-KSB.

ITEM 8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-------------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

ITEM 8A.  EVALUATION OF CONTROLS AND PROCEDURES
-----------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's June 30, 2004 Form 10-KSB. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, our CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in our internal controls over financial reporting.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Limitations on the Effectiveness of Internal Control

Our Management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cyber Merchants Exchange have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(A) OF THE EXCHANGE ACT
        --------------------------------------

The information required by this item is included under the caption entitled "Election of Directors" and "Information Concerning Directors and Executive Officers" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days of June 30, 2004, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The information required by this item is included under the caption entitled "Executive Compensation" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days of June 30, 2004, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days of June 30, 2004, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement on Schedule 14A to be filed within 120 days of June 30, 2004, and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

EXHIBITS

EXHIBIT NUMBER       DESCRIPTION
--------------       -----------

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

REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the fourth quarter ended June 30, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

For the fiscal year ended June 30, 2004, the Company's fees for professional services rendered by its Independent Registered Public Accounting Firm were as follows:

(a) Audit Fees: Aggregate fees billed or expected to be billed for professional services rendered for the audit of the Company's fiscal year 2004 annual financial statements and review of the financial statements in the Company's reports on Form 10-QSB: $41,000.

(b) Audit Related Fees: $3,500.

(c) Tax Fees: $0.

(c) All Other Fees: The aggregate fees billed for all other professional services provided to the Company (other than the services described above under (a), (b), and (c)) for the fiscal year ended June 30, 2004: None.

The Audit Committee has considered and determined that the services rendered by the independent registered public accounting firm with respect to the foregoing fees are compatible with maintaining its independence and all services are pre-approved by the Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CYBER MERCHANTS EXCHANGE, INC.

                           By:  /S/ Frank S. Yuan
                               ------------------------------------
                               Frank S. Yuan
                               Chief Executive Officer and Director

                           Date: September 24, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        By:  /s/ Frank S. Yuan                          Date: September 24, 2004
            ----------------------------------------
               Frank S. Yuan
               Chief Executive Officer and Director

        By:  /s/ Charles Rice                           Date: September 24, 2004
            ----------------------------------------
               Charles Rice
               Director

        By:  /s/ Deborah Shamaley                       Date: September 24, 2004
            ----------------------------------------
               Deborah Shamaley
               Director

        By:  /s/ James Vandeberg                        Date: September 24, 2004
            ----------------------------------------
               James Vandeberg
               Director

                         Cyber Merchants Exchange, Inc.

                             -----------------------

Report of Independent Registered Public Accounting Firm                     F-1

Financial Statements

    Balance Sheet as of June 30, 2004                                       F-2

    Statements of Operations for the years ended June 30, 2004 and 2003     F-3

    Statements of Shareholders' Deficit the years ended June 30, 2004
      and 2003                                                              F-4

    Statements of Cash Flows for the years ended June 30, 2004 and 2003     F-5

    Notes to Financial Statements                                           F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cyber Merchants Exchange, Inc.

We have audited the accompanying balance sheet of Cyber Merchants Exchange, Inc. ("the "Company"), as of June 30, 2004, and the related statements of operations, Shareholders' deficit and cash flows for each of the years in the two year period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Merchants Exchange, Inc. as of June 30, 2004, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
September 3, 2004

                         Cyber Merchants Exchange, Inc.
                                  BALANCE SHEET
                                  June 30, 2004

ASSETS

Current assets:
   Cash                                                         $     26,964
   Accounts receivable                                                16,062
   Prepaid expenses                                                   58,401
                                                                ------------

Total current assets                                                 101,427

Noncurrent Assets:
   Other assets                                                       11,388
                                                                ------------

Total assets                                                    $    112,815
                                                                ============
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                        $    220,770
   Deferred revenue                                                  164,745
   Line-of-credit from shareholder                                   252,000
                                                                ------------
   Total current liabilities                                         637,515
                                                                ------------
Commitments and contingencies

Shareholders' deficit:
   Preferred stock, no par value, 10,000,000 shares
     authorized, no shares issued and outstanding                         --
   Common stock, no par value; 40,000,000 shares
     authorized; 7,472,673 shares issued and outstanding           9,995,387
   Additional paid-in capital                                      3,631,061
   Accumulated deficit                                           (14,151,148)
                                                                ------------

Total shareholders' deficit                                         (524,700)
                                                                ------------

Total liabilities and shareholders' deficit                     $    112,815
                                                                ============

   The accompanying notes are an integral part of these financial statements.

                         Cyber Merchants Exchange, Inc.

                            STATEMENTS OF OPERATIONS

                                                                        Years Ended June 30,
                                                                    --------------------------
                                                                        2004           2003
                                                                    -----------    -----------
Revenues:
   Transaction apparel sales                                        $ 1,351,401    $ 2,189,828
   Cost of goods sold                                                 1,244,400      1,982,034
                                                                    -----------    -----------
   Net revenue from transaction sales                                   107,001        207,794
   Tradeshow revenue                                                  1,663,274        893,523
   Subscriber fees                                                        1,200          6,362
                                                                    -----------    -----------

Net revenue                                                           1,771,475      1,107,679
                                                                    -----------    -----------
Operating expenses:
   General and administrative                                         1,547,351      1,743,697
   Payroll and related benefits                                         759,665        853,554
   Stock-based compensation                                               6,600             --
   Depreciation and amortization                                          6,902         24,109
                                                                    -----------    -----------
Total operating expenses                                              2,320,518      2,621,360
                                                                    -----------    -----------

Loss from operations                                                   (549,043)    (1,513,681)
Other income (expenses):
   Interest income, net of interest expense                               9,081         45,110
   Equity in net losses in investments in overseas
     joint ventures                                                      (9,341)      (191,227)
   Deferred revenue recognized                                               --        308,333
   Impairment loss on convertible note receivable                            --       (600,000)
   Impairment write-down on investments in overseas
     joint ventures                                                    (720,460)            --
                                                                    -----------    -----------

Total other income (expenses)                                          (720,720)      (437,784)
                                                                    -----------    -----------
Loss before income taxes                                             (1,269,763)    (1,951,465)

Income taxes                                                                800            800
                                                                    -----------    -----------
Net loss                                                            $(1,270,563)   $(1,952,265)
                                                                    ===========    ===========
Basic and diluted net loss available to common
   shareholders per share                                           $     (0.17)   $     (0.26)
                                                                    ===========    ===========

Weighted-average number of common shares outstanding                  7,472,673      7,472,673
                                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         Cyber Merchants Exchange, Inc.

                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                       YEARS ENDED JUNE 30, 2004 AND 2003


                                  Common Stock            Additional                        Total
                           --------------------------      Paid-In      Accumulated     Shareholders'
                              Shares         Amount        Capital         Deficit         Equity
                           ------------   ------------   ------------   ------------    ------------
Balance, July 1, 2002         7,472,673   $  9,995,387   $  3,624,461   $(10,928,320)   $  2,691,528

Net loss                             --             --             --     (1,952,265)     (1,952,265)
                           ------------   ------------   ------------   ------------    ------------

Balance, June 30, 2003        7,472,673      9,995,387      3,624,461    (12,880,585)        739,263

Stock-based compensation
   for warrants issued               --             --          6,600             --           6,600

Net loss                             --             --             --     (1,270,563)     (1,270,563)
                           ------------   ------------   ------------   ------------    ------------

Balance, June 30, 2003        7,472,673   $  9,995,387   $  3,631,061   $(14,151,148)   $   (524,700)
                           ============   ============   ============   ============    ============

   The accompanying notes are an integral part of these financial statements.

                         Cyber Merchants Exchange, Inc.
                          STATEMENTS OF CASH FLOWS


                                                                      Years Ended June 30,
                                                                   --------------------------
                                                                      2004            2003
                                                                   -----------    -----------
Cash flows from operating activities:
   Net loss                                                        $(1,270,563)   $(1,952,265)

   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                      6,902         24,109
      Deferred revenue recognized                                           --       (308,333)
      Impairment loss on convertible note receivable                        --        600,000
      Bad debts                                                             --        140,155
      Equity in losses on investments in overseas joint ventures         9,342        191,227
      Impairment write-down on investment in overseas joint
         ventures                                                      720,460             --
      Compensation expense for warrants granted                          6,600             --
      Changes in operating assets and liabilities:
          Accounts receivable                                           73,739        (79,586)
          Inventory                                                    189,364         44,547
          Prepaid expenses                                             (32,029)       146,842
          Other assets                                                     (20)        (4,146)
          Accounts payable and accrued expenses                        (52,357)        39,440
          Deferred revenue                                             (42,194)       206,939
                                                                   -----------    -----------
Net cash used in operating activities                                 (390,756)      (951,071)
                                                                   -----------    -----------
Cash flows from investing activities:
   Proceeds from maturity of certificates of deposit                   100,000             --
   Investment in certificate of deposit                                     --       (100,000)
   Collections from related party note receivable and interest
     receivable                                                             --        407,000
                                                                   -----------    -----------
Net cash provided by investing activities                              100,000        307,000
                                                                   -----------    -----------
Cash flows from financing activities:
   Borrowings under line of credit                                          --         40,000
   Repayments on borrowings under line of credit                            --        (40,000)
   Borrowings on line-of-credit from shareholder                       252,000             --
                                                                   -----------    -----------
Net cash used in financing activities                                  252,000             --
                                                                   -----------    -----------
Net decrease in cash                                                   (38,756)      (644,071)
Cash, beginning of year                                                 65,720        709,791
                                                                   -----------    -----------
Cash, end of year                                                  $    26,964    $    65,720
                                                                   ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:

     Interest                                                      $       528    $       243
                                                                   ===========    ===========

     Income taxes                                                  $       800    $       800
                                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cyber Merchants Exchange, Inc. (the "Company" or "C-Me"), is a trade-show organizer and an international electronic trading and logistics company that is initially targeting the apparel industry. The Company was incorporated in July 1996 under the laws of the State of California. In July 1999, C-Me raised approximately $3.2 million through its Initial Public Offering. On June 30, 2000 the Company raised an additional $6.3 million in a private placement offering subscribed by 30 high net-worth Chinese investors. As of July 2004, C-Me had approximately 7.5 million shares of common stock outstanding. The Company is currently listed on the Over-the-Counter-Bulletin Board ("OTCBB") under the symbol CMEE, and is a fully reporting public Company.

C-Me's value to global suppliers and buyers in the manufacturing, wholesaling and retailing clothing business lies in its capabilities as an intermediary for the industry. The Company believes it has built a foundation to meet today's ever-changing international trading landscape.

The Apparel Sourcing Association Pavilion ("ASAP") Trade Show is a natural extension of C-Me's core business on-line model. ASAP is a global apparel and textile sourcing show that brings leading manufacturers from around the world to one venue to meet, greet and sell to buyers. In the past eight years, C-Me has created a comprehensive base of manufacturers from around the world. Through C-Me's network, the Company believes that a significant number of international manufacturers will exhibit at the ASAP Show twice a year in Las Vegas, Nevada.

At June 30, 2004, the Company has an accumulated deficit of approximately $14,150,000, negative working capital of approximately $536,000 and a lack of profitable operational history. The Company hopes to continue to increase revenues from the continued growth of their ASAP Show. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Management believes that the Company will require approximately $300,000 in cash to fund operations for the fiscal year ending June 30, 2005 based on the $390,000 cash used in operating activities for the fiscal year ended June 30, 2004. Management believes it can reduce cash needs for fiscal 2005 to $300,000 based upon expense reductions and increased revenue from the ASAP show.
Management   intends  to  fund  the  $300,000   with  unused   portions  of  the
line-of-credit from shareholder, additional shareholder loans, third party loans, and unregistered sales of the Company's restricted common stock to investors. As discussed in Note 4, the Company had $300,000 available to borrow under the line-of-credit from shareholder as of September 3, 2004.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts, and the valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

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

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

There were no significant sales concentrations for fiscal 2004 nor accounts receivable concentrations at June 30, 2004.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents at June 30, 2004.

INVESTMENTS IN OVERSEAS JOINT VENTURES AND ABNET

Investments in overseas joint ventures were accounted for under the equity method (see Note 3). All such investment balances were fully impaired and written off during fiscal 2004.

The Company evaluates investments in joint ventures for recoverability in the normal course of business. When evidence indicates that a loss in value has occurred which is other than temporary, recoverable amounts are estimated and a writedown (an impairment loss) is recognized to reduce the carrying amount of the investment to estimated recoverable amounts. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment or a current fair value of an investment that is less than its carrying amount.

INVENTORY

During fiscal year 2004, inventory consisted entirely of ready-to-wear garments and was stated at the lower of standard cost or market. Cost was determined on a weighted average basis that approximates the first-in, first-out method. Market was determined by comparison with recent purchases or net realizable value. Such net realizable value is based on management's forecast for sales of the Company's inventory in the ensuing years. The Company sold its entire remaining inventory during fiscal year 2004.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

Property and equipment was fully depreciated at June 30, 2004 and not considered significant.

REVENUE RECOGNITION

Net revenues include amounts earned under transaction sales, trade show booth sales and subscription fees.

Transaction Sales
-----------------

Transaction revenues are recorded in accordance with Emerging Issues Task Force ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent". The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

For financial reporting purposes, the Company presents the details of gross transaction sales and related costs of sales in the accompanying statements of operations.

Asap Trade Show
---------------

The ASAP trade show generates revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is collected in advance, deferred and then recognized at the time of the related trade show. The Company conducts two trade shows per year, i.e. February and August each year.

Subscription Fees
-----------------

The Company also recognizes revenue from monthly subscription fees. Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees. Subscription and subscriber fees are recognized as revenue after the services have been provided.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. SAB 101 has been amended and replaced by SAB 104. Management believes the Company's revenue recognition policies conform to SAB 104.

Income Taxes
------------

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

Stock-based Compensation
------------------------

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

At June 30, 2004, the Company has three stock-based employee compensation plans (see Note 6). No stock-based employee compensation cost was recognized for the years ended June 30, 2004 and 2003, respectively, as certain options granted under those plans had an exercise price equal to or greater than the market value

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                         Years Ended June 30,
                                                         2004           2003
                                                     -----------    -----------
Net loss, as reported                                $(1,270,563)   $(1,952,265)
    Deduct: total stock-based employee compensation
    expense determined under fair value based method
    for all awards                                       (57,000)       (43,173)
                                                     -----------    -----------
    Pro-forma                                        $(1,327,563)   $(1,995,438)
                                                     ===========    ===========
Basic and diluted net loss per share:
    As reported                                      $     (0.17)   $     (0.26)
                                                     ===========    ===========
    Pro-forma                                        $     (0.18)   $     (0.27)
                                                     ===========    ===========

LOSS PER SHARE

Under SFAS No. 128, "Earnings per Share", basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (totaling 575,502 and 202,000 shares at June 30, 2004 and 2003, respectively, based on the Treasury Stock method). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

FAIR VALUE

"Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash, accounts receivable, accounts payable, accrued expenses and deferred revenues approximate their fair values due to the short-term maturities of those financial instruments. The fair value of the line-of-credit from shareholder approximates its carrying amount based upon its subsequent re-payment in September 2004.

ADVERTISING

The Company expenses the cost of advertising when incurred as general and administrative expenses. Advertising expenses were approximately $79,000 and $139,000 for the years ended June 30, 2004 and 2003, respectively. The advertisement costs are primarily to promote brand and awareness and to attract attendees to the ASAP Show.

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations, as the Company has no items of comprehensive income.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 9).

ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS

The Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Web site maintenance costs incurred and expensed under general and administrative expenses in the accompanying statements of operations were insignificant to the Company for the years ended June 30, 2004 and 2003.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FIN No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company's financial statements.

SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this pronouncement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is complying with the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs"), and not to determine when and which business enterprise should consolidate the VIE. Management has determined that the Company does not have any VIEs.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2003, the FASB issued SFAS No. 149, "AMENDMENTS OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 2003 financial statements to conform to the current year's financial statement presentation.

NOTE 2 - AGREEMENT WITH CIT

On October 19, 2000, the Company and CIT Commercial Services entered into a Factoring Agreement. Under the agreement, the Company sells and assigns to CIT certain accounts receivable, as defined, arising from transaction sales. CIT assumes the credit risk on a non-recourse basis on each account approved. For each sales transaction assigned to CIT for collection, CIT charges 1.5% of the assigned invoice value as their factoring fee. The amount of factoring fees incurred by the Company for the years ended June 30, 2004 and 2003 were insignificant.

NOTE 3 - INVESTMENTS IN OVERSEAS JOINT VENTURES

On December 22, 1999, the Company entered into an agreement to form a joint venture in Taiwan named C-Me Technology Co., Ltd. ("C-Me Taiwan") to facilitate the buying and selling activities between U.S.-based retailers and Taiwan-based exporters through the Company's web-based communication system. The Company invested $300,000 (which was used to purchase software back from the Company, see below) for a 30% interest in February 2000 and accounts for this investment under the equity method. The Company invested an additional $200,000 for an additional 10% interest in May 2001. For the years ended June 30, 2004 and 2003, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of approximately $4,000 and $27,000, respectively, based on the Company's equity ownership percentage.

On March 11, 2000, the Company entered into an agreement with Vickem Patana Co., Ltd., a Thailand Corporation, to form a joint venture named E-SouthEast Asia, Inc. ("E-SEA"), a Delaware corporation,

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 3 - INVESTMENTS IN OVERSEAS JOINT VENTURES (CONTINUED)

which used the Company's proprietary web-based communication system to facilitate the front-end merchandise sourcing. The Company invested $300,000 during fiscal year ended June 30, 2000 (which was used to purchase software back from the Company (see below)). During the fiscal years ended June 30, 2001 and 2002, the Company invested an additional $100,000 and $21,338, respectively for a total equity interest approximating 47% and accounted for this investment under the equity method. For the year ended June 30, 2003, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of approximately $65,000, based on the Company's equity ownership percentage. Management together with the joint venture partners decided to close the operations as of June 30, 2003.

On March 25, 2000, the Company entered into an agreement with Good Support International Limited, a British Virgin Islands Company, to form a joint venture named Global Purchasing Dotcom, Inc. ("GP.com"), a Washington corporation, which focused on implementing several targeted businesses in China's e-commerce market. The Company invested $400,000 during the fiscal year ended June 30, 2000 (which was used to purchase software back from the Company (see below)). During the fiscal year ended June 30, 2001, the Company invested an additional $600,000 for a total interest of 50% and accounted for this investment under the equity method, as it has no ability to significantly influence the decisions of management. For the years ended June 30, 2004 and 2003, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of approximately $5,000 and $100,000, respectively, based on the Company's equity ownership percentage.

For the year ended June 30, 2004, the Company recorded an impairment charge of approximately $720,000 related to C-Me Taiwan and GP.com. The Company invested in the joint ventures with proceeds received from the sale of its ISN software to the respective joint ventures. The revenue from the software sold was amortized over a 3-year straight-line amortization method and offset by negative goodwill. These two joint ventures had net losses since inception and were formed during the Internet boom with a business model to attract paid subscribers to join the company's ISN services. Since the Company's core business model changed from attracting paid subscribers for its ISN services to organizing trade shows and transaction sales, it was determined by the management that the investment was permanently impaired and as a result, the Company has written off such investments in full.

During fiscal year 2000, each of C-Me Taiwan, E-SEA, and GP.com entered into an agreement to purchase the Company's software for $300,000, $300,000 and
$400,000, respectively. The Company has reduced the carrying amount of its investment in each of the joint ventures by the amount of the software sale. These amounts are recognized in income as an adjustment to the Company's investments in the overseas joint ventures on a straight-line basis over a three-year period, the estimated life of the software sold. For the years ended June 30, 2004 and 2003, the Company recognized income in the statements of operations from the amortization of these software sales of nil and approximately $333,000, respectively. The respective joint ventures amortized the cost of software over the same three-year period. As a result, the total amortization expense recognized by the joint venture companies for the year ended June 30, 2004 was nil.

During fiscal years 2002 and 2003, the Company entered into agreements with third parties to form joint ventures in Bangladesh, Korea, Hong Kong, Indonesia and Sri Lanka named C-Me Bangladesh, C-Me Korea, C-Me Hong Kong, C-Me Indonesia and C-Me Sri Lanka, respectively, in which all will use the Company's proprietary web-based communication systems to facilitate the front end merchandise sourcing. The Company is not required to invest money into the joint ventures. Per the joint venture agreements, the Company is to provide its technology and all costs to operate the joint ventures are to be funded by the third party joint venture partners. Profits are first to be distributed to the joint venture

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 3 - INVESTMENTS IN OVERSEAS JOINT VENTURES (CONTINUED)

partners until the joint venture partners are reimbursed for all costs paid by the third parties on behalf of the joint ventures, then all profits will be allocated on a 50% basis to each partner. As of June 30, 2004, the joint ventures are fully operational and are promoting the Company and the ASAP show, however the operations were insignificant.

As of June 30, 2004, and for the years ended June 30, 2004 and 2003, the investment in respective joint ventures are summarized as follows:

                                C-Me Taiwan      E-SEA      GP.com      Total
================================================================================
Net investment at July 1, 2002   $  81,437    $ (35,137)   566,395    $ 612,695
Amortization of negative
   goodwill                         75,000      100,000    133,333      308,333
Equity in loss of joint ventures   (26,708)     (64,863)   (99,656)    (191,227)
                                 ---------    ---------  ---------    ---------
Net investment at June 30, 2003    129,729           --    600,072      729,801

Equity in loss of joint ventures    (4,298)          --     (5,043)      (9,341)
Impairment write-down in joint
   ventures                       (125,431)          --   (595,029)    (720,460)
                                 ---------    ---------  ---------    ---------
Net investment at June 30, 2004  $      --    $      --  $      --    $      --
                                 =========    =========  =========    =========

NOTE 4 - LINE-OF-CREDIT FROM SHAREHOLDER

The Company accepted a revolving line-of-credit (the "Line") on April 14, 2004 from Frank Yuan, the Company's Chief Executive Officer and a significant Company shareholder, which expires on September 1, 2005 and provides for borrowings up to a maximum of $300,000. The Line carries an interest rate of 8.0% per annum. The balance as of June 30, 2004 was $252,000, with accrued and unpaid interest of $2,208. As of September 3, 2004, the Company had repaid such $252,000 in full with interest.

NOTE 5 - INCOME TAXES

Income tax expense for the years ended June 30, 2004 and 2003 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:

                                                      2004         2003
                                                   ---------    ---------
Computed "expected" tax expense (benefit)          $(432,000)   $(663,000)
Adjustment in income taxes resulting from:
    Change in valuation allowance                    522,800      707,800
    Deferred income                                  (14,000)      84,000
    Other                                                 --        1,000
    State and local income taxes, net of federal     (76,000)    (129,000)
                                                   ---------    ---------

                                                   $     800    $     800
                                                   =========    =========

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 5 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2004 are presented below:

Deferred tax assets:
    Net operating loss carryforwards           $ 4,280,000
    Stock compensation expense                   1,240,000
    Other                                           14,000
                                               -----------

Total                                            5,534,000

    Less valuation allowance                    (5,534,000)
                                               -----------

    Net deferred tax assets                    $        --
                                               ===========

As of June 30, 2004, the Company had net tax operating loss carryforwards of approximately $11,043,000 and $9,773,000 available to offset future taxable Federal and State income, respectively. The Federal and State carry forwards expire in varying amounts through 2024.

Effective  September  11,  2002,  pursuant  to  California  revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004. For any suspended losses, the carryover period would be extended by one year for losses incurred in tax years beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.

Due to the change in ownership provisions of Internal Revenue Code Section 382, net operating loss carryforwards for Federal and State income tax reporting purposes are subject to annual limitations. Should an additional change in ownership occur, net operating loss carryforwards may be limited as to their use in future years.

NOTE 6 - SHAREHOLDERS' EQUITY (DEFICIT)

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

The Company's 1999 stock option plan (the "1999 Plan") provides for granting of stock options to employees, officers, directors, and other entities who have made contributions to the Company. The Company has reserved 2,500,000 shares of common stock for issuance under the 1999 Plan. The Board of Directors determines the terms and conditions of granting stock options. Generally, the vesting period is two years, allocated as follows: the first 25% of options granted are exercisable after the first six months of employment, then 4.16% are vested each month thereafter until fully vested. The 1999 Plan provides for the useful life of the options granted to be 10 years starting from the date of grant. The options granted expire within three months after the termination of employment.

The Company's 2001 stock option plan ("2001 Plan") provides for grants of stock options to employees, officers, director, and other entities who have made contributions to the Company. The Company has reserved 2,000,000 shares of common stock for issuance under the 2001 Plan. The Board of Directors determines the terms and conditions for granting stock options. Generally, the vesting period is two

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 6 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

years, allocated as follows: the first 25% of options granted are exercisable after the first six months of employment, then 4.16% are vested each month thereafter until fully vested. The 2001 Plan provides for the the useful life of the options granted to be 10 years starting from the date of grant. The options granted expire within three months after the termination of employment.

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

In addition, during the year ended June 30, 2003, the Company, pursuant to the 2001 plan, granted options to purchase an aggregate of 140,000 shares of restricted common stock, at exercise prices of $0.24 per share (estimated fair market value of the Company's common stock on the date of grant), to various employees of the Company. The options vest through December 2004 and are exercisable through December 2012.

For the year ended June 30, 2004, the Company, pursuant to the 1999 plan, granted options to purchase an aggregate of 290,000 shares of restricted common stock, at an exercise price of $0.20 per share (estimated to be in excess of the fair market value of the Company's common stock on the date of grant), to various employees of the Company. The options vest through September 2005 and are exercisable through September 2013. In addition, the Company, pursuant to the 2001 plan, granted options to purchase an aggregate 330,000 shares of restricted common stock, at exercise prices ranging from $0.20 to $0.51 per share (estimated to be the fair market value of the Company's common stock on the dates of grant), to various employees of the Company. The options vest through September 2005 and are exercisable through September 2013.

No compensation expense was recorded during the fiscal year ended June 30, 2004 and 2003.

A summary of changes in stock options during each year is presented below:

                                                         Weighted Average
                                      Stock Options       Exercise Price
                                      --------------    -----------------

Balance, July 1, 2002                   1,427,885             $3.54
Options granted                           190,000              0.24
Options cancelled                         (36,000)             3.18
                                       ----------             -----

Balance, June 30, 2003                  1,581,885              3.14
Options granted                           620,000              0.43
Options cancelled                         (81,420)             1.60
                                       ----------             -----

Balance, June 30, 2004                  2,120,465             $2.35
                                       ==========             =====

Options exercisable at June 30, 2004    1,930,467             $2.56
                                       ==========             =====

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 6 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The following table summarizes information about the stock options outstanding at June 30, 2004:

                                    Options Outstanding                    Options Exercisable
                       ---------------------------------------------   ---------------------------
                                        Weighted
                                         Average         Weighted                         Weighted
                                        Remaining        Average                           Average
                                       Contractual       Exercise                         Exercise
  Exercise Price         Number           Life            Price            Number           Price
-------------------    ---------------------------------------------------------------------------
  $0.20 to $0.51         980,000       8.49 years         $0.13           790,002           $0.15
  $3.00 to $3.50         741,500       5.27 years         $3.26           741,500           $3.26
  $4.00 to $6.50         398,965       5.73 years         $5.83           398,965           $5.83
                       ---------------------------------------------------------------------------
Total                  2,120,465       6.85 years         $2.35         1,930,467           $2.56
===================    ===========================================================================

The fair value of the stock options granted during the years ended June 30, 2004 and 2003 was $57,000 and $42,184, respectively, on the date of grant using the Black Scholes option-pricing model. The pricing assumptions used were as follows:

                                       Year Ended            Year Ended
                                     June 30, 2004          June 30, 2003
                                     -------------          -------------
Discount rate - bond yield rate          3.50%                 3.50%

Volatility                                291%                  272%

Expected life                              3                     3

Expected dividend yield                    -                     -
                                     =============          =============

WARRANTS

On May 25, 2000, the Company entered into a joint marketing and cooperation agreement with Factory 2-U. As a part of the agreement, the Company granted Factory 2-U a warrant that allowed Factory 2-U to purchase up to 10% of the issued and outstanding shares of the Company's common stock immediately after its June 2000 private placement at the same price at which the shares were sold in the private placement. The maximum shares Factory 2-U could purchase were 838,119 shares at $4.878 per share. In accordance with SFAS No. 123, the Company recognized an expense of $684,738 in fiscal 2000 for the granting of this warrant. The warrant will expire on May 25, 2005.

In April 2003, the Company issued a Private Placement Memorandum ("PPM") offering qualified investors 8% convertible preferred shares ("Shares") and warrants ("Warrants"), collectively the "Units", in exchange for a cash investment in the Company for an aggregate of $1,250,000. The Company offered 125 Units priced at $10,000 per Unit. Each Unit consists of 20,000 shares of preferred stock with an 8% annual dividend and 5,000 Warrants, to purchase common stock at $0.50 per share, immediately exercisable for a term of five years. This convertible stock offering does not have any commitments or investments as of June 30, 2004. The Company entered into an agreement with C.K. Cooper & Company ("CKCC"), a NYSD member investment banker based in Irvine, California as its placement agent and financial consultant for the PPM. The Company has agreed to pay CKCC a sales commission

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)

equal to 8% of the gross proceeds, up to 3% of which may be re-allowed to participating broker-dealers. In addition, the Company will pay CKCC 10,000 warrants, exercisable at 120% of the fair market value on the date earned, immediately vesting and expiring three years from issuance, upon the closing of the initial $250,000 investment. In addition, CKCC will receive 5,000 warrants each month ("Monthly Warrants") up to twelve months, with a minimum of six months, beginning May 1, 2003. The Monthly Warrants shall be exercisable at 120% of the fair market value of the Company's common stock on the first trading day of the month and expiring three years from issuance. As of June 30, 2004, the Company had issued a total of 30,000 warrants and the related expense was not significant.

The following represents a summary of warrants outstanding for the years ended June 30, 2004 and 2003:

                                             Year Ended June 30,
                                 --------------------------------------------
                                         2004                    2003
                                 ---------------------   --------------------
                                              Weighted               Weighted
                                              Average                 Average
                                  Warrants     Price     Warrants      Price
                                 ---------     ----      ---------     ----
Outstanding, beginning of year     869,119     4.99      1,697,052     4.59
   Granted                          20,000     0.28         10,000     0.28
   Exercised                            --       --             --       --
   Cancelled/Forfeited              20,000     8.00        837,933     4.12
                                 ---------     ----      ---------     ----

Outstanding, end of year           869,119     4.81        869,119     4.99
                                 =========     ====      =========     ====

Exercisable, end of year           869,119     4.81        869,119     4.99
                                 =========     ====      =========     ====

A detail of the warrants outstanding and exercisable as of June 30, 2004 is as follows:

                                 Warrants Outstanding and Exercisable
                                --------------------------------------
                                                 Weighted     Weighted
                                                 Average       Average
                                   Number       Remaining     Exercise
 Range of Exercise Prices       Outstanding        Life         Price
                                -----------     ----------    --------
        $0.26 - $0.30               30,000       2.0 years    $0.28
        $4.88                      839,119       0.9 years    $4.98

                                ----------
                                   869,119
                                ==========

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of no par value preferred stock. As of June 30, 2004, no preferred stock has been issued. As discussed above, the April 2003 PPM provides for the issuance of preferred stock, but there has been no investment under the PPM as of June 30, 2004.

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 7 - CONVERTIBLE NOTE

In June 2001, the Company loaned $600,000 to an unrelated non-public company in Taiwan for a convertible note receivable ("Note"). The Note, which accrued interest at 6% per annum, was payable in monthly installments of interest only, with the entire principal balance plus any unpaid and accrued interest due June 12, 2003. The Note was convertible into common stock of this unrelated non-public company at the discretion of the Company at $3 per share, which was estimated by both the Company and the note maker to be the fair market value of the common stock at the loan date.

Due to the accumulated losses of this unrelated non-public company, the Company had significant doubts of the payees' ability to repay the note in full. Management also believes that it is not in the best interest for the Company to convert this note into this unrelated non-public Company's common stock, therefore, the board of directors of the Company decided to write-off the balance of the note in the amount of $600,000, which is included in the statement of operations for the year ended June 30, 2003.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leases office space under a non-cancelable operating lease agreement, the lease provides for monthly lease payments approximating $5,900 and expires on March 31, 2006. Future minimum lease payments under non-cancelable operating leases as of June 30, 2004 approximate the following:

YEARS ENDING JUNE 30,
---------------------
          2005                                          $       70,000
          2006                                                  55,000
                                                        --------------
                                                        $      125,000
                                                        ==============

Rent expense for the years ended June 30, 2004 and 2003 was approximately $70,000 and $68,000, respectively.

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

                         Cyber Merchants Exchange, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 9 - BUSINESS SEGMENTS

Reportable business segments for the years ended June 30, 2004 and 2003 were as follows:
                                                          2004          2003
                                                      -----------   -----------
Net sales from continuing operations:
          Transaction apparel sales                   $   107,001   $   207,794
          ASAP Show                                     1,663,274       893,523
          Other                                             1,200         6,362
                                                      -----------   -----------
                                                      $ 1,771,475   $ 1,107,679
                                                      ===========   ===========
Operating profit (loss) from continuing operations:
          Transaction apparel sales                   $  (153,588)  $  (983,745)
          ASAP Show                                      (393,310)     (529,413)
          Other                                            (2,145)         (523)
                                                      -----------   -----------
                                                      $  (549,043)  $(1,513,681)
                                                      ===========   ===========
Depreciation and amortization - continuing operations:
          Transaction apparel sales                   $     6,902   $    24,109
          ASAP Show                                            --            --
          Other                                                --            --
                                                      -----------   -----------
                                                      $     6,902   $    24,109
                                                      ===========   ===========
Identifiable assets - continuing operations:
          Transaction apparel sales                   $   112,815     1,219,329
          ASAP Show                                            --            --
          Other                                                --            --
                                                      -----------   -----------
                                                      $   112,815   $ 1,219,329
                                                      ===========   ===========
Capital expenditures
          Transaction apparel sales                   $        --   $        --
          ASAP Show                                            --            --
          Other                                                --            --
                                                      -----------   -----------
                                                      $        --   $        --
                                                      ===========   ===========

Net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales during 2004 and 2003.

There was no significant concentration on net segment sales for the years ended June 30, 2004 and 2003.

Transaction apparel sales are made to China while ASAP show revenues relate exclusively to the Company's Las Vegas, Nevada trade show.