Form 10QSB
period 2004-09-30
CYBER MERCHANTS EXCHANGE INC
filed 2004-11-15
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2004

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____________ to____________

Commission file number 001-15643
                       ---------

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

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of September 30, 2004
         (unaudited) and June 30, 2004 ........................................3

         Condensed Statements of Operations for the Three Months Ended
         September 30, 2004 and 2003 (unaudited)...............................4

         Condensed Statements of Cash Flows for the Three Months Ended
         September 30, 2004 and 2003 (unaudited)...............................5

         Notes to Condensed Financial Statements (unaudited)...................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION....................................................10

      ITEM 3. CONTROLS AND PROCEDURES.........................................14

PART II - OTHER INFORMATION...................................................14

     ITEM 1.  LEGAL PROCEEDINGS...............................................14

     ITEM 2. CHANGES IN SECURITIES............................................15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............15

     ITEM 5.  OTHER INFORMATION...............................................15

     ITEM 6.  EXHIBITS........................................................15

SIGNATURES....................................................................15

                         CYBER MERCHANTS EXCHANGE, INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CYBER MERCHANTS EXCHANGE, INC.
                            CONDENSED BALANCE SHEETS

                                                     Sep. 30,         June 30,
                                                       2004            2004
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS
Current assets:
   Cash                                            $     33,913    $     26,964
   Accounts receivable, net                               8,218          16,062
   Employee advances                                      3,670              --
   Prepaid expenses                                       5,076          58,401
                                                   ------------    ------------

                                                         50,877         101,427
Total current assets
Other assets                                             11,368          11,388
                                                   ------------    ------------
Total assets
                                                   $     62,245    $    112,815
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses           $    421,701    $    220,770
   Customer deposits                                     14,180              --
   Deferred revenue                                      13,800         164,745
   Line-of-credit from stockholder                       30,000         252,000
                                                   ------------    ------------
   Total current liabilities                            479,681         637,515

Stockholders' deficit:
   Common stock, no par value;
     40,000,000 shares authorized;
     7,472,673 shares issued and outstanding          9,995,387       9,995,387
   Additional paid-in capital                         3,631,061       3,631,061
   Accumulated deficit                              (14,043,884)    (14,151,148)
                                                   ------------    ------------

Total stockholders' deficit                            (417,436)       (524,700)
                                                   ------------    ------------
Total liabilities and stockholders' deficit        $     62,245    $    112,815
                                                   ============    ============

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                         CYBER MERCHANTS EXCHANGE, INC.

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended
                                                                      September 30
                                                               -------------------------
                                                                   2004          2003
                                                               -----------   -----------
                                                               (Unaudited)   (Unaudited)
Revenues:
   Transaction sales                                           $    17,940   $   755,215
   Cost of goods sold                                                3,931       694,462
                                                               -----------   -----------
   Net revenues from transaction sales                              14,009        60,753
   Tradeshow revenue                                               931,170     1,048,104
   Subscriber fees                                                      --         1,020
                                                               -----------   -----------

Net revenues                                                       945,179     1,109,877

Operating expenses:
   General and administrative expenses                             662,669       647,493
   Payroll and related                                             171,374       207,878
   Depreciation and amortization                                        --         5,566
                                                               -----------   -----------
Total operating expenses                                           834,043       860,937
                                                               -----------   -----------

Income from operations                                             111,136       248,940

Other expense (income):
   Interest expense, net of interest income                          3,072        (5,571)
   Equity in losses on investments in overseas joint ventures           --         9,342
                                                               -----------   -----------
Total other expense (income):                                        3,072        (3,771)
                                                               -----------   -----------

Income before income taxes                                         108,064       245,169

Income taxes                                                           800           800
                                                               -----------   -----------

Net income:                                                    $   107,264   $   244,369
                                                               ===========   ===========
Net income attributable to common stockholders per share
   Basic                                                       $      0.01   $      0.03
                                                               ===========   ===========
   Diluted                                                     $      0.01   $      0.03
                                                               ===========   ===========
Weighted-average number of common shares outstanding
   Basic                                                         7,472,673     7,472,673
                                                               ===========   ===========
   Diluted                                                       7,472,673     7,608,273
                                                               ===========   ===========

           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                         CYBER MERCHANTS EXCHANGE, INC.

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                  September 30
                                                                             ----------------------
                                                                                2004         2003
                                                                             ---------    ---------
                                                                            (Unaudited)  (Unaudited)
Cash flows from operating activities:
   Net income                                                                $ 107,264    $ 244,369
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  --        5,566
     Equity in losses on investments in overseas joint ventures                     --        9,342
      Changes in assets and liabilities:
         Accounts receivable, net                                                7,844     (372,337)
            Inventory                                                               --      115,399
            Employee advances                                                   (3,670)          --
            Prepaid expenses                                                    53,325      (52,734)
         Accounts payable and accrued expenses                                 200,931      339,689
            Customer deposits                                                   14,180           --
         Deferred revenue                                                     (150,945)    (179,930)
                                                                             ---------    ---------

Net cash provided by operating activities                                      228,949      109,364
                                                                             ---------    ---------
Cash flows from financing activities:
   Proceeds from borrowings on line-of-credit from stockholder                  30,000           --
    Repayments of borrowings on line-of-credit from stockholder               (252,000)          --
                                                                             ---------    ---------
Net cash used in financing activities                                         (222,000)          --
                                                                             ---------    ---------
Net increase in cash                                                             6,949      109,364
Cash, beginning of period                                                       26,964       65,720
                                                                             ---------    ---------
Cash, end of period                                                          $  33,913    $ 175,084
                                                                             =========    =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                   5,404            3
                                                                             =========    =========
      Income taxes                                                           $     800          800
                                                                             =========    =========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                         CYBER MERCHANTS EXCHANGE, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF REPORTING

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

At September 30, 2004, the Company has an accumulated deficit of approximately $14 million, negative working capital of approximately $428,800 and a lack of profitable operational history. The Company hopes to continue to increase revenues from the continued growth of their ASAP Show. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Management believes that the Company will require approximately $500,000 in cash to fund operations for the remaining portion of the fiscal year ending June 30, 2005 based on the $390,000 cash used in operating activities for the fiscal year ended June 30, 2004. Management believes it can reduce cash needs for fiscal 2005 to $300,000 based upon expense reductions and increased revenue from the ASAP show. Management intends to fund the $500,000 with unused portions of the line-of-credit from stockholder, additional stockholder loans, third party loans, and unregistered sales of the Company's restricted common stock to investors. At September 30, 2004, the Company had $470,000 available to borrow under a line-of-credit from stockholder.

REVENUE RECOGNITION

Net revenues include amounts earned under transaction sales, trade show booth sales and subscription fees.

TRANSACTION SALES

Transaction revenues are recorded in accordance with the Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus net as an Agent". The Company recognizes net revenues from product transaction sales when title to the product passes to the customer. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the

                         CYBER MERCHANTS EXCHANGE, INC.

supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers. For financial reporting purposes the Company presents the details of gross transaction sales and related costs of sales in the accompanying statements of operations.

ASAP TRADE SHOW

The ASAP trade show generates revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is typically collected in advance, deferred and then recognized at the time of the related trade show. The Company conducts two trade shows per year, currently in February and August.

SUBSCRIPTION FEES

The Company also recognizes revenue from monthly subscription fees. Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees. Subscription and subscriber fees are recognized as revenue after the services have been provided.

The Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to SAB 104.

                         CYBER MERCHANTS EXCHANGE, INC.

INDEMNITIES AND GUARANTEES
--------------------------

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Except as noted above, historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

STOCK BASED COMPENSATION

At September 30, 2004, the Company has three stock-based employee compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based compensation cost has been recognized in net income. Stock options granted under the Plans have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123 to stock-based employee compensation.

                                                                    2004          2003
                                                                -----------    -----------
Net income:
      As reported                                               $   107,264    $  244,369
       Deduct: Total stock based employee compensation
                    expense determined under fair value based
                     method for all awards, net of tax              (10,000)      (19,466)
                                                                -----------    -----------
        Pro forma                                               $    97,264    $  224,903
                                                                ===========    ===========
Income per share, as reported
      Basic                                                     $      0.01    $      0.03
      Diluted                                                   $      0.01    $      0.03
Income per share, pro forma
      Basic                                                     $      0.01    $      0.03
      Diluted                                                   $      0.01    $      0.03


BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                                            2003         2004
                                                        ----------   ----------
Numerator for basic and diluted earnings per share:
     Net income                                         $  107,264   $  244,369
                                                        ----------   ----------
Denominator for basic and diluted earnings per share:
     Weighted average shares (basic)                     7,472,673    7,472,673
     Common stock equivalents                                   --      135,600
                                                        ----------   ----------
         Weighted average shares (dilutive)              7,472,673    7,608,273
Net income available to common shareholders
         per common share:
     Basic                                              $     0.01   $     0.03
                                                        ==========   ==========
     Diluted                                            $     0.01   $     0.03
                                                        ==========   ==========

                         CYBER MERCHANTS EXCHANGE, INC.

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments as of and for the period ended September 30, 2004 and 2003 are as follows:

                                     2004           2003
                                 -----------    -----------
Net sales:
      Transaction sales          $    14,009    $    60,753
       ASAP Show                     931,170      1,048,104
     Other                                --          1,020
                                 -----------    -----------
                                 $   945,179    $ 1,109,877
                                 ===========    ===========
Operation profit (loss):
      Transaction sales          $   (50,193)   $  (115,062)
     ASAP Show                       161,329        364,152
      Other                               --           (150)
                                 -----------    -----------
                                 $   111,136    $   248,940
                                 ===========    ===========
Depreciation and amortization:
     Transaction sales           $        --    $     5,566
      ASAP Show                           --             --
      Other                               --             --
                                 -----------    -----------
                                 $        --    $     5,566
                                 ===========    ===========
Identifiable assets:
       Transaction sales         $    62,245      1,623,457
       ASAP Show                          --             --
        Other                             --             --
                                 -----------    -----------
                                 $    62,245    $ 1,623,457
                                 ===========    ===========
Capital expenditures
       Transaction sales         $        --    $        --
       ASAP Show                          --             --
        Other                             --             --
                                 -----------    -----------
                                 $        --    $        --
                                 ===========    ===========

Net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales for the periods ended September 30, 2004 and 2003.

There were no significant concentrations on net segment sales for the periods ended September 30, 2004 and 2003.

                         CYBER MERCHANTS EXCHANGE, INC.

Transaction apparel sales are made to China while ASAP show revenue relate exclusively to the Company's Las Vegas, Nevada trade show.

NOTE 3 - LINE-OF-CREDIT FROM SHAREHOLDER

The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer and a significant Company shareholder, which expires on September 1, 2005 and provides for borrowings up to a maximum of $500,000, as amended. The Line bears an interest rate of 8.0% per annum. The balance at September 30, 2004 was $30,000, and there was no accrued and unpaid interest during the three months ended September 30, 2004.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended September 30, 2004. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

BACKGROUND

Cyber Merchants Exchange ("C-Me" or the "Company") is an international electronic trading, financing, logistics and trade show organizer corporation that is initially targeting the apparel industry. C-Me has set the standard for apparel global electronic trading and built the model for other leading industries by adhering to a simple formula for success. The following four interlocking services make the Company unique: 1) ASAP Global Sourcing Show - a trade show for U.S. buyers to meet hundreds of garment exhibitors under one roof
- held twice a year in Las Vegas, NV. 2) C-Me builds private extranets, or Internet Sourcing Networks ("ISN"), for its retail partners. The ISN matches and pushes merchandise to the appropriate buyers computer desktop. 3) C-Me's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a Letter of Credit. 4) Logistics warehouse, shipping, and billing services for overseas manufacturers. The Company presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

SERVICES

ASAP GLOBAL SOURCING SHOW

The Apparel Sourcing Association Pavilion ("Global Sourcing Show" or "ASAP Show") is bringing a totally new concept to the trade show industry, with many exhibitors following such concept. C-Me has the perfect opportunity to make the ASAP Show successful because of the Company's global presence and management expertise in the apparel industry. In addition, there were no trade shows for the producing countries to exhibit in the U.S.A. to gain container load orders until the ASAP show was launched. Many people are more reluctant to travel overseas now than ever before. Therefore, the ASAP Show is even more crucial for buyers and overseas manufacturers.

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

LOGISTICS, WAREHOUSE, SHIPPING AND INVOICE SERVICES

Logistics, warehousing, shipping and billing services are also provided for overseas manufacturers.

REVENUE MODEL

The ASAP Show

Currently, the ASAP Show charges $58 per square foot to exhibitors. The cost per square foot is considered costly in the U.S. trade show industry. The reason ASAP exhibitors are willing to pay this high price is because C-Me's management partners with overseas governments to subsidize up to 50%-100% of the exhibition costs. C-Me's management expertise in the apparel industry, unique marketing concepts, services, educational seminars and relationships with the foreign trade promotion bureaus and associations set the Company apart from competitors.

E-commerce Transactions

The Company charges a minimum of 5%-10% commission when representing U.S. buyers who wish to utilize C-Me as their buying agent to source their goods overseas. C-Me can also act as the principal to purchase the pre-sold merchandise with a minimum profit margin of 20%. The demands for C-Me's sourcing abilities by the U.S. apparel buyers have arrived at stages where C-Me must select the U.S. Apparel buyers it wants to represent.

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

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUE

Gross revenues on transaction sales for the three months ended September 30, 2004 were $17,940, a decrease of $737,275 or 98% compared to $755,215 for the same period last fiscal year. The reason for the significant drop in the transaction sales is because the Company puts its resources and efforts into the ASAP show production and promotion. The Company anticipates that transaction sales will remain a same small percentage of the Company's overall business direction.

                         CYBER MERCHANTS EXCHANGE, INC.

The gross profit from transaction sales for the three months ended September 30, 2004 was $14,009 a decrease of $46,744, or 77% compared to $60,753 for the same period last fiscal year. The gross profit margin is approximately 78% for transaction sales.

The ASAP Show division gross revenue for the three months ended September 30, 2004 was $931,170, a decrease of $116,934 or 11% compared to $1,048,104 for the same period last fiscal year. This decrease was due to a slight decrease in number of exhibitors for the ASAP show in August 2004 compared to the same show in August 2003. Another reason for decreasing exhibitors is because MAGIC started its MAGIC Sourcing Zone, which is a direct competing show to ASAP. Management believes the competing show will make it difficult to have significant growth.

There were no subscriber fees for the three months ended September 30, 2004, a decrease of $1,020 or 100% compared to $1,020 for the same period last fiscal year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services revenue generated through the ASAP Show.

OPERATING EXPENSES

Operating expenses decreased by $26,894, or 3%, to $834,043 for the three months ended September 30, 2004, as compared to $860,937 for the same period last fiscal year. The decrease in operating expenses is primarily due to the decrease of payroll and its related costs, and travel and professional expenses, net of an increase in the ASAP Show and its related costs. Payroll decreased by $36,504 to $171,374 for the three months ended September 30, 2004 as compared to $207,878 for the same period last fiscal year. The ASAP Show expenses increased by $81,889 to $769,841 (including allocated payroll) for the three months ended September 30, 2004 as compared to $683,952 (including allocated payroll) for the same period last fiscal year.

NET INCOME

The Company recorded a net income of $107,264 for the three months ended September 30, 2004, a decrease of $137,105 in profits; as compared to $244,369 for the same period last fiscal year. The decrease in profit is mainly due to a decrease of profit from the ASAP show of $202,823 net of a reduction on operating loss from transaction sales of $64,869.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital improved from a deficit of $536,088 as of June 30, 2004 to $428,804 as of September 30, 2004, primarily due to net repayments of line-of-credit from stockholder of $222,000 and deferred revenue recognition of approximately $151,000, net of increase in accounts payable and accrued expenses of approximately $201,000. During the current fiscal year, the Company had average monthly general and administrative expenses of approximately $133,000 (excluding ASAP Show production expenses) as compared to $110,000 in the same period of last fiscal year. Management anticipates maintaining its monthly expenses in the range of $125,000 to $135,000 in the foreseeable future. The Company will focus its efforts on the semi-annual ASAP show in Las Vegas, plus on producing four additional shows in four different cities in China, and Material World Global Pavilion ("Material World") show in March 2005 in Miami, to generate more revenue. As of September 30, 2004, the Company has current assets of approximately $51,000. With the net revenue from the ASAP show, China shows, and Material World and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business through June 2005 and beyond.

The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's CEO and a significant shareholder, which expires on September 1, 2005 and provides for borrowings up to a maximum of $500,000, as amended. The Line carries an interest rate of 8.0% per annum. The balance as of September 30, 2004 was $30,000.

The Company believes it has sufficient access to capital to operate its business over the next 12 months. Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either in debt instruments or equity securities, to augment future growth of the business.

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

The Company has no commitments to make capital expenditures for the fiscal year ending June 30, 2005. Over the next two to five years, the Company plans to utilize a combination of internally generated funds from operations, potential debt and equity financing to fund its long-term growth.

                         CYBER MERCHANTS EXCHANGE, INC.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Frank S. Yuan as Chief Executive Officer and as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of September 30, 2004, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2004, the date of the conclusion of the evaluation of disclosure controls and procedures.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CYBER MERCHANTS EXCHANGE, INC.

CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com
(Registrant)

Date: 11/15/2004     /s/ Frank S. Yuan
     -----------     ------------------------------------------------
                     Frank S. Yuan, Chairman, Chief Executive Officer