Form 10QSB
period 2004-12-31
CYBER MERCHANTS EXCHANGE INC
filed 2005-02-14
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 2004

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________ to______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

             Number of shares outstanding of the issuer's classes of
                     common equity, as of January 31, 2005:

                  7,472,673 SHARES OF COMMON STOCK (ONE CLASS)
                  --------------------------------------------

Transitional Small Business Disclosure Format: Yes    No X
                                                   ---  ---

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of December 31, 2004
         (unaudited) and June 30, 2004 ........................................3

         Condensed Statements of Operations for the Six Months Ended
         December 31, 2004 and 2003 (unaudited)................................4

         Condensed Statements of Cash Flows for the Three Months Ended
         December 31, 2004 and 2003 (unaudited)................................5

         Condensed Statements of Cash Flows for the Six Months Ended
         December 31, 2004 and 2003 (unaudited)................................6

Notes to Condensed Financial Statements (unaudited)............................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION....................................................11

     ITEM 3. CONTROLS AND PROCEDURES..........................................18

PART II - OTHER INFORMATION...................................................18

     ITEM 1.  LEGAL PROCEEDINGS...............................................18

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............19

     ITEM 5.  OTHER INFORMATION...............................................19

     ITEM 6.  EXHIBITS .......................................................19

SIGNATURES....................................................................19

                            CYBER MERCHANTS EXCHANGE

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CYBER MERCHANTS EXCHANGE, INC.
                            CONDENSED BALANCE SHEETS


                                                   Dec. 31,         June 30,
                                                     2004            2004
                                                 ------------    ------------
                                                  (Unaudited)
ASSETS

Current assets:
   Cash                                          $     53,885    $     26,964
   Accounts receivable, net                             1,298          16,062
   Prepaid expenses                                    44,633          58,401
                                                 ------------    ------------
                                                       99,816         101,427
Total current assets
Other assets                                           11,368          11,388
                                                 ------------    ------------
Total assets
                                                 $    111,184    $    112,815
                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses         $    415,407    $    220,770
   Deferred revenue                                   245,920         164,745
   Line-of-credit and interest payable
      to stockholder                                  216,841         252,000
                                                 ------------    ------------
   Total current liabilities                          878,168         637,515
                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
   Common stock, no par value; 40,000,000
      shares authorized; 7,472,673 shares
      issued and outstanding                        9,995,387       9,995,387
   Additional paid-in capital                       3,631,061       3,631,061
   Accumulated deficit                            (14,393,432)    (14,151,148)
                                                 ------------    ------------

Total stockholders' deficit                          (766,984)       (524,700)
                                                 ------------    ------------
Total liabilities and stockholders' deficit      $    111,184    $    112,815
                                                 ============    ============

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                            CYBER MERCHANTS EXCHANGE

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                         Six Months Ended
                                                            December 31
                                                     --------------------------
                                                        2004           2003
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
Revenues:
   Transaction sales                                 $    90,875    $ 1,319,855
   Cost of goods sold                                     72,601      1,103,444
                                                     -----------    -----------
   Net revenues from transaction sales                    18,274        216,411
   Tradeshow revenue                                     931,170      1,048,104
   Subscriber fees                                            --          1,110
                                                     -----------    -----------

Net revenues                                             949,444      1,265,625
                                                     -----------    -----------
Operating expenses:
   General and administrative                            849,510        897,522
   Payroll and related                                   337,626        415,029
   Stock-based compensation                                   --          6,600
   Depreciation and amortization                              --          6,902
                                                     -----------    -----------

Total operating expenses                               1,187,136      1,326,053
                                                     -----------    -----------

Loss from operations                                    (237,692)       (60,428)
                                                     -----------    -----------
Other expenses (income):
   Interest expense, net of interest income                4,914        (10,267)
   Equity in losses on investments in overseas
      joint ventures                                          --          9,342
   Impairment writedown on investments in
      overseas joint ventures                                 --        720,459
   Other income                                           (1,122)            --
                                                     -----------    -----------

Total other expense (income)                               3,792        719,534
                                                     -----------    -----------
Loss before income taxes                                (241,484)      (779,962)
Income taxes                                                 800            800
                                                     -----------    -----------

Net loss                                             $  (242,284)   $  (780,762)
                                                     ===========    ===========
Net loss per share available to
   common stockholders
      Basic and diluted                              $     (0.03)   $     (0.10)
                                                     ===========    ===========
Weighted-average number of common
   shares outstanding
      Basic and diluted                                7,472,673      7,472,673
                                                     ===========    ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                            CYBER MERCHANTS EXCHANGE

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                             December 31,
                                                      -------------------------
                                                         2004          2003
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)
Revenues:
   Transaction sales                                  $    72,935   $   564,640
   Cost of goods sold                                      68,670       408,982
                                                      -----------   -----------
   Net revenues from transaction sales                      4,265       155,658
   Subscriber fees                                             --            90
                                                      -----------   -----------

Net revenues                                                4,265       155,748
                                                      -----------   -----------
Operating expenses:
   General and administrative                             186,841       241,204
   Payroll and related                                    166,252       215,976
   Stock-based compensation                                    --         6,600
   Depreciation and amortization                               --         1,336
                                                      -----------   -----------

Total operating expenses                                  353,093       465,116
                                                      -----------   -----------

Loss from operations                                     (348,828)     (309,368)
                                                      -----------   -----------
Other expenses (income):
   Interest expense, net of interest income                 1,842        (4,696)
   Impairment writedown on investments in
      overseas joint ventures                                  --       720,459
   Other income                                            (1,122)           --
                                                      -----------   -----------
Total other expenses (income)                                 720      (715,763)
                                                      -----------   -----------

Net loss                                              $  (349,548)  $(1,025,131)
                                                      ===========   ===========
Net loss per share available to common stockholders
   Basic and diluted                                  $     (0.04)  $     (0.14)
                                                      ===========   ===========
Weighted-average number of common shares outstanding
   Basic and diluted                                    7,472,673     7,472,673
                                                      ===========   ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                            CYBER MERCHANTS EXCHANGE

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                             December 31
                                                        ----------------------
                                                          2004         2003
                                                        ---------    ---------
                                                       (Unaudited)  (Unaudited)
Cash flows from operating activities:
   Net loss                                             $(242,284)   $(780,762)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
      Depreciation and amortization                            --        6,902
      Accrued interest                                      1,842           --
      Stock compensation expense                               --        6,600
      Impairment write-down on investments in
         overseas joint ventures                               --      720,459
      Equity in losses on investments in overseas
         joint ventures                                        --        9,342
      Changes in assets and liabilities:
         Accounts receivable, net                          14,764      (22,772)
         Prepaid expenses and other assets                 13,788      (34,750)
         Inventory                                             --      168,822
         Accounts payable and accrued expenses            194,636      (11,866)
         Deferred revenue                                  81,175     (164,198)
                                                        ---------    ---------

Net cash provided by (used in) operating activities        63,921     (102,223)
                                                        ---------    ---------
Cash flows from financing activities:

   Proceeds from loan payable                                  --       70,035
   Proceeds from borrowings on line-of-credit
      from stockholder                                    215,000           --
    Repayments of borrowings on line-of-credit
      from stockholder                                   (252,000)          --
                                                        ---------    ---------

Net cash (used in) provided by financing activities       (37,000)      70,035
                                                        ---------    ---------
Net increase (decrease) in cash                            26,921      (32,188)

Cash, beginning of period                                  26,964       65,720
                                                        ---------    ---------

Cash, end of period                                     $  53,885    $  33,532
                                                        =========    =========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                            CYBER MERCHANTS EXCHANGE

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF REPORTING

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

At December 31, 2004, the Company has an accumulated deficit of approximately $14 million, negative working capital of approximately $778,400 and a lack of profitable operational history. The Company hopes to continue to increase revenues from growth of its ASAP Show. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Management believes that the Company will require approximately $400,000 in cash to fund operations through December 31, 2005 partly based on the $390,000 cash used in operating activities for the fiscal year ended June 30, 2004. Management believes it can reduce cash needs for the period ended December 31, 2005 by $200,000 based upon expense reductions and increased revenue from the ASAP show. Management intends to fund the additional $200,000 with unused portions of the line-of-credit from stockholder, additional stockholder loans, third party loans and unregistered sales of the Company's restricted common stock to investors. At December 31, 2004, the Company had approximately $283,000 available to borrow under a line-of-credit from stockholder.

REVENUE RECOGNITION

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

                            CYBER MERCHANTS EXCHANGE

Transaction sales
-----------------

Transaction revenues are recorded in accordance with the Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus net as an Agent." The Company recognizes net revenues from product transaction sales when title to the product passes to the customer. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers. For financial reporting purposes the Company presents the details of gross transaction sales and related costs of sales in the accompanying statements of operations.

Asap Trade Show
---------------

The ASAP trade show generates revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is typically collected in advance, deferred and then recognized at the time of the related trade show. The Company conducts two trade shows per year, currently in February and August and is planning other future tradeshows in China.

Subscription Fees
-----------------

The Company also recognizes revenue from monthly subscription fees. Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees. Subscription and subscriber fees are recognized as revenue after the services have been provided.

COMMITMENTS

The Company entered into a co-marketing agreement with Material World to act as its global marketing partner. The Company will receive 50% of the gross profits associated with sales of booths by the Company.

INDEMNITIES AND GUARANTEES

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed balance sheet.

STOCK BASED COMPENSATION

At December 31, 2004, the Company has three stock-based employee compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation

                            CYBER MERCHANTS EXCHANGE

cost has been recognized in net income. Stock options granted under the Plans have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                    3 Months           3 Months          6 Months          6 Months
                                              Ended 12/31/04     Ended 12/31/03    Ended 12/31/04     Ended 12/31/03
                                              ----------------------------------------------------------------------
Net loss:
      As reported                              $  (349,548)       $(1,025,131)       $  (242,284)       $  (780,762)
      Add: Total stock based employee
                 compensation expense
                 determined under fair value
                 based method for all awards       (15,000)           (20,000)           (25,000)           (40,000)
                                               -----------        -----------        -----------        -----------
        Pro forma net loss                     $  (364,548)       $(1,045,131)       $  (267,284)       $  (820,762)
                                               ===========        ===========        ===========        ===========
Loss per common share, as reported
      Basic and diluted                        $     (0.04)       $     (0.14)       $     (0.03)       $     (0.10)

Loss per common share, pro forma
      Basic and diluted                        $     (0.05)       $     (0.14)       $     (0.04)       $     (0.11)


The above pro forma effects of applying SFAS No. 123 are not necessarily representative of the impact on reported net loss for future.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                                                3 Months Ended                6 Months Ended
                                                             12/31/04       12/31/03       12/31/04       12/31/03
                                                           -----------    -----------    -----------    -----------
Numerator for basic and diluted loss per share:
     Net loss                                              $  (349,548)   $(1,065,131)   $  (242,284)   $  (780,762)
                                                           -----------    -----------    -----------    -----------
Denominator for basic and diluted loss per share:
     Weighted average shares (basic and diluted)             7,472,673      7,472,673      7,472,673      7,472,673
                                                           -----------    -----------    -----------    -----------
Loss charged to common shareholders per common share:
  Basic and diluted                                        $     (0.04)   $     (0.14)   $     (0.03)   $     (0.10)
                                                           ===========    ===========    ===========    ===========

                            CYBER MERCHANTS EXCHANGE

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended December 31, 2004 and 2003 are as follows:

                                      3 Months          6 Months           3 Months           6 Months
                                Ended 12/31/04    Ended 12/31/04     Ended 12/31/03     Ended 12/31/03
                                ----------------------------------------------------------------------
Revenues:
      Transaction sales         $     4,265          $    18,274        $   155,658        $   216,411
       ASAP Show                         --              931,170                 --          1,048,104
     Other                               --                   --                 90              1,110
                                -----------          -----------        -----------        -----------
                                $     4,265          $   949,444        $   155,748        $ 1,265,625
                                ===========          ===========        ===========        ===========
Loss from operations:
      Transaction sales         $   (51,227)         $  (101,420)       $   126,295        $    11,233
     ASAP Show                     (297,601)            (136,272)          (434,178)           (70,026)
      Other                              --                   --             (1,485)            (1,635)
                                -----------          -----------        -----------        -----------
                                $  (348,828)         $  (237,692)       $  (309,368)       $   (60,428)
                                ===========          ===========        ===========        ===========
Depreciation and amortization:
     Transaction sales          $        --          $        --        $     1,336        $     6,902
      ASAP Show                          --                   --                 --                 --
      Other                              --                   --                 --                 --
                                -----------          -----------        -----------        -----------
                                $        --          $        --        $     1,336        $     6,902
                                ===========          ===========        ===========        ===========
Identifiable assets:
       Transaction sales        $    81,184          $    81,184        $   339,138            339,138
       ASAP Show                     30,000               30,000                 --                 --
        Other                            --                   --                 --                 --
                                -----------          -----------        -----------        -----------
                                $   111,184          $   111,184        $   339,138        $   339,138
                                ===========          ===========        ===========        ===========

                            CYBER MERCHANTS EXCHANGE

Net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales for the periods ended December 31, 2004 and 2003.

There were no significant concentrations on net segment sales for the periods ended December 31, 2004 and 2003.

Transaction apparel sales are made to China while ASAP show revenue relates exclusively to the Company's Las Vegas, Nevada trade shows.

NOTE 3 - LINE-OF-CREDIT FROM STOCKHOLDER

The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer and a significant Company stockholder, which expires on September 1, 2006 and provides for borrowings up to a maximum of $500,000, as amended. The Line bears an interest rate of 8.0% per annum. The balance at December 31, 2004 was $216,841, including accrued and unpaid interest of $1,842 during the three months ended December 31, 2004.

NOTE 4 - PROPOSED REORGANIZTION

The Company is negotiating an agreement with Keating Reverse Merger Fund, LLC ("Keating"), which is outlined as follows:

     o    One for eight and one-half reverse stock split of the Company stock;

     o The transfer of all of the assets and all liabilities in excess of $425,000 of the Company to ASAP Show Inc., a wholly owned subsidiary of the Company;

     o The distribution of 8,500,000 shares of common stock of ASAP Show Inc., representing all of the outstanding shares of ASAP Show Inc., to the shareholders of the Company on a pro rata basis; and

     o The sale of 7,000,000 shares of common stock of the Company for $425,000 to Keating.




The Company has filed a proxy statement with the SEC for this transaction and shareholder vote, which is awaiting approval by the SEC. If the reorganization becomes effective, immediately after the effective date, the Company will have no assets, no liabilities and no continuing operations and will seek other business partners and opportunities as appropriate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended December 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

Background
----------

Cyber Merchants Exchange ("C-Me" or the "Company") is an international electronic trading, financing, logistics and trade show organizer corporation that is initially targeting the apparel industry. C-Me has set the standard for apparel global electronic trading and built the model for other leading industries by adhering to a simple formula for success. The following four interlocking services make the Company unique: 1) ASAP Global Sourcing Show - a trade show for U.S. buyers to meet hundreds of garment exhibitors under one roof
- held twice a year in Las Vegas, NV. 2) C-Me builds private extranets, or Internet Sourcing Networks ("ISN"), for its retail partners. The ISN matches and pushes merchandise to the appropriate buyers computer desktops. 3) C-Me's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a letter of credit. 4) Logistics warehouse, shipping, and billing services for overseas manufacturers. The Company presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

Services
--------

ASAP GLOBAL SOURCING SHOW
The Apparel Sourcing Association Pavilion ("Global Sourcing Show" or "ASAP Show") is bringing a totally new concept to the trade show industry. C-Me has a unique opportunity to make the ASAP Show successful because of the Company's global presence and management expertise in the apparel industry.

In addition, there were no trade shows for the producing countries to exhibit in the U.S.A. to gain container load orders until the ASAP show was launched. Also, many are reluctant to travel overseas. Therefore, the ASAP Show is well positioned for buyers and overseas manufacturers.

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

ASAP CHINA BUYING TRIP 2005
China Buying Trip 2005 is being arranged by C-Me to bring 150 U.S buyers, each with more than $10 million in purchasing power, to four production centers in China. This reverse trade-show event has been overwhelmingly supported by the

                            CYBER MERCHANTS EXCHANGE

U.S Cotton Council, American Apparel and Footwear Association, The CIT Group ("CIT"), Ernst and Young, and many other leading corporations and associations. The first tour of its kind is designed for U.S. buyers prepared to place production orders, license their brands, understand China's distribution channels, find joint ventures possibilities and relocate U.S. textile plants to China. Participation from the U.S. side will include such prominent names as Fruit of the Loom, Jockey and many others. The trip is currently planned for May 20 - June 4, 2005.

MATERIAL WORLD
Material World is a once-a-year textile and accessories sourcing show held in Miami, Florida. C-Me will act as Material World's global marketing partner effective immediately and will share 50% of the profits associated with sales of booths by C-Me.

ELECTRONIC COMMERCE, A NEW WAVE OF INTERNATIONAL TRADE
C-Me has utilized the convenient and powerful Internet to communicate between buyers and sellers internationally. The ISN was built with the buyer in mind to make it user friendly to gain global apparel stock lot information. C-Me has successfully represented Fruit of the Loom, Kellwood, Factory 2-U Stores, Value City, and others to be their buyer's agent. The ASAP Show helps promote C-Me's ISN transaction model to these buyers. In addition, the Company sometimes acts as a principal to purchase merchandise for presale orders. The Company also represents some reputable overseas manufacturers with non-refundable monthly retainer payments as their U.S. sales agents.

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

The ASAP Show
-------------

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

E-commerce Transactions
-----------------------

The Company charges a minimum of 5%-10% commission when representing U.S. buyers who wish to utilize C-Me as their buying agent to source their goods overseas. C-Me can also act as the principal to purchase the pre-sold merchandise with a minimum profit margin of 20%. There is high demand for C-Me's sourcing abilities by the U.S. apparel buyers and C-Me is in the process of selecting the U.S. apparel buyers it wants to represent.

                            CYBER MERCHANTS EXCHANGE


Global Financial Platform
-------------------------

C-Me developed a patent-pending global financial platform, levied with CIT - a factoring accounts receivable guarantee service. This process allows overseas sellers to gain cash advances through their local bank and eliminate the need for letters of credit to sell international merchandise.

CIT charges 1.5% of the invoice value as its non-recourse factoring fee while C-Me charges 0.5%. The overseas bank charges interest for their cash advances made to the seller. The potential of eliminating the letter of credit to purchase overseas merchandise business represents billions of dollars per year. There were no transactions with CIT during the six month period ended December 31, 2004.

Logistics, Warehousing, Shipping and Billing
--------------------------------------------

The Company charges standard public warehouse charges for freight in and out, warehouse storage, shipping and billing charges for its exhibitors and overseas manufacturers.

RESULTS OF OPERATIONS

Six Months Ended December 31, 2004 and 2003
-------------------------------------------

REVENUE

Gross revenues from transaction sales for the six months ended December 31, 2004 were $90,875, a decrease of $1,228,980 or 93% compared to $1,319,855 for the same period last fiscal year. The reason for such a significant drop on transaction sales is because the Company allocates most of its resources and efforts to ASAP Show production and promotion. The Company anticipates that transactions sales will remain a small percentage of the Company's overall business direction.

The gross profit from transaction sales for the six months ended December 31, 2004 was $18,274, a decrease of $198,137, or 92% compared to $216,411 for the same period last fiscal year. The gross profit margin varies from 15% to greater than 20%, depending on customers and type of merchandise. The Company's management is constantly seeking for higher gross profit margin in transaction sales.

The ASAP Show division gross revenue for the six months ended December 31, 2004 was $931,170, a decrease of $116,934 or 11% compared to $1,048,104 for the same period last fiscal year. This decrease was due to a slight decrease in number of exhibitors for the ASAP Show in August 2004 compared to the same show in August 2003. Another reason for decreasing exhibitors is because the Men's Apparel Guild in California ("MAGIC") started its MAGIC Sourcing Zone, which is a direct competing show to ASAP. Management believes the competing show will make it difficult to have significant growth.

There were no subscriber fees for the six months ended December 31, 2004, a decrease of $1,110 or 100% compared to $1,110 for the same period last fiscal year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to revenue generated through the ASAP Show.
                                       14

                            CYBER MERCHANTS EXCHANGE

OPERATING EXPENSES

Operating expenses decreased by $138,917, or 10%, to $1,187,136 for the six months ended December 31, 2004, as compared to $1,326,053 for the same period last fiscal year. The decrease in operating expenses is primarily due to the decrease in payroll and ASAP Show expenses. The payroll and its related expenses decreased by $77,403 to $337,626 for the six months ended December 31, 2004, as compared to $415,029 for the same period last fiscal year. The ASAP Show and its marketing expenses decreased by $41,810 to $617,394 for the six months ended December 31, 2004 as compared to $659,204 for the same period last fiscal year. In addition, there were no stock-based compensation expense and depreciation and amortization for the six months ended December 31, 2004 as compared to $13,502 for the same period last fiscal year.

IMPAIRMENT WRITE-DOWN ON INVESTMENTS IN OVERSEAS JOINT VENTURES

The Company recorded an impairment charge related to two joint ventures it entered into in 1999 in Taiwan and 2000 in China, C-Me Taiwan and Global Purchasing Dotcom, respectively. The Company invested in the joint ventures with proceeds received from the sale of its' ISN software to the respective joint ventures. The revenue from the software sold was amortized over a 3-year straight-line amortization method and offset by negative goodwill. These two joint ventures had net losses since inception and were formed during the Internet boom with a business model to attract paid subscribers to join the Company's ISN services. Since the Company's core business model changed from attracting paid subscribers for its ISN services to organizing trade shows and transaction sales, it was determined by the management that the investment was permanently impaired and as a result, the Company wrote off the asset in accordance to SFAS 144, recognizing a loss of $720,459 in the six months ended December 31, 2003.

NET LOSS

The Company recorded a net loss of $242,284 for the six months ended December 31, 2004, an improvement of $538,478 in earnings; as compared to a net loss of $780,762 for the same period last fiscal year. The improvement in earnings in 2004 is mainly due to no 2004 impairment write-down on investments in overseas joint ventures ($720,459 in 2003), equity losses on investments in overseas joint ventures ($9,342 in 2003), net of a decrease in net revenue from transaction sales of $198,137.

Three Months Ended December 31, 2004 and 2003
---------------------------------------------

REVENUE

Gross revenues from transaction sales for the three months ended December 31, 2004 were $72,935, a decrease of $491,705 or 87% compared to $564,640 for the same period last fiscal year. The gross profit from transaction sales for the three months ended December 31, 2004 was $4,265, a decrease of $151,393 or 97% compared to $155,658 for the same period last fiscal year. Due to switching focus on the Company's business direction towards the ASAP Show, the Company expects that the gross revenue on transaction sales will remain at a small percentage of the Company's overall net revenues while the Company will continue to utilize its overseas sourcing network and its external sales force in seeking for higher gross profit margin.

There was no ASAP Show revenue generated for the three months ended December 31, 2004, since the ASAP Shows are held twice a year in February and August.

                            CYBER MERCHANTS EXCHANGE

There were no subscriber fees for the three months ended December 31, 2004, a decrease of $90 or 100% compared to $90 for the same period last fiscal year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to transaction sales and revenue generated through the ASAP Show.

OPERATING COSTS AND EXPENSES

Operating expenses decreased by $112,023, or 32% to $353,093 for the three months ended December 31, 2004, as compared to $465,116 for the same period last fiscal year. The decrease in operating expenses is primarily due to the decrease in payroll due to lower headcount and the ASAP Show marketing expenses. The payroll and its related expenses decreased by $49,724 to $166,252 for the six months ended December 31, 2004 as compared to $215,976 for the same period last fiscal year due to lower headcount. The ASAP Show marketing expenses decreased by $73,841 to $57,426 for the three months ended December 31, 2004 as compared to $131,267 for the same period last fiscal year. The reason for the decrease in ASAP Show marketing expenses of $73,841 is due to the Company having inventory of gift items such as show bags, etc. left over from past shows. Also, ASAP Show is a mature show and management decided to promote the attendee marketing closer to the show instead of 3-4 months before the show begins. In addition, there were no stock-based compensation expense and depreciation and amortization for the three months ended December 31, 2004 as compared to $7,936 for the same period last fiscal year.

IMPAIRMENT WRITE-DOWN ON INVESTMENTS IN OVERSEAS JOINT VENTURES

The Company recorded an impairment charge related to two joint ventures it entered into in 1999 in Taiwan and 2000 in China, C-Me Taiwan and Global Purchasing Dotcom, respectively. The Company invested in the joint ventures with proceeds received from the sale of its' ISN software to the respective joint ventures. The revenue from the software sold was amortized over a 3-year straight-line amortization method and offset by negative goodwill. These two joint ventures had net losses since inception and were formed during the Internet boom with a business model to attract paid subscribers to join the Company's ISN services. Since the Company's core business model changed from attracting paid subscribers for its ISN services to organizing trade shows and transaction sales, it was determined by the management that the investment was permanently impaired and as a result, the Company wrote off the asset in accordance to SFAS 144, recognizing a loss of $720,459 in the three months ended December 31, 2003.

NET LOSS

The Company recorded a net loss of $349,548 for the three months ended December 31, 2004, an improvement of $675,583 in earnings; as compared to a net loss of $1,025,131 for the same period last fiscal year. The improvement in earnings in 2004 is mainly due to no 2004 impairment write-down on investments in overseas joint ventures ($720,459 in 2003) and a decrease of operating expenses of $112,023, net of a decrease in net revenue from transaction sales of $151,393.

                            CYBER MERCHANTS EXCHANGE

Liquidity and Capital Resources
-------------------------------

The Company's net working capital decreased from a deficit of $536,088 as of June 30, 2004 to a deficit of $778,352 at December 31, 2004, primarily due to increases in accounts payable and accrued expenses of approximately $195,000 and deferred revenue of approximately $81,000, net of net repayments of line-of-credit from stockholder of approximately $37,000. During the current fiscal year, the Company had average monthly general and administrative expenses of approximately $125,000 (excluding ASAP Show production expenses) as compared to $152,000 in the same period of last fiscal year. Management anticipates maintaining its monthly expenses in the range of $125,000 to $135,000 in the foreseeable future. The Company will focus its efforts on the semi-annual ASAP show in Las Vegas, plus on producing four additional shows in four different cities in China, and Material World Global Pavilion ("Material World") show in March 2005 in Miami, to generate more revenue. At December 31, 2004, the Company has current assets of approximately $100,000. With the net revenue from the ASAP shows, China shows, Material World and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business through December 2005 and beyond.

The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's CEO and a significant shareholder, which expires on September 1, 2006 and provides for borrowings up to a maximum of $500,000, as amended. The Line carries an interest rate of 8.0% per annum. The balance as of December 31, 2004 was $216,841.

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

The Company is negotiating an agreement with Keating Reverse Merger Fund, LLC ("Keating"), which is outlined as follows:

     o    One for eight and one-half reverse stock split of the Company stock;

     o The transfer of all of the assets and all liabilities in excess of $425,000 of the Company to ASAP Show Inc., a wholly owned subsidiary of the Company;

     o The distribution of 8,500,000 shares of common stock of ASAP Show Inc., representing all of the outstanding shares of ASAP Show Inc., to the shareholders of the Company on a pro rata basis; and

     o The sale of 7,000,000 shares of common stock of the Company for $425,000 to Keating.

The Company has filed a proxy statement with the SEC for this transaction and shareholder vote, which is awaiting approval by the SEC. If the reorganization becomes effective, immediately after the effective date, Cyber Merchants Exchange, Inc. will have no assets, no liabilities and no continuing operations and will seek other business partners and opportunities as appropriate.

                            CYBER MERCHANTS EXCHANGE

The Company has no commitments to make capital expenditures for the fiscal year ending June 30, 2005. Over the next two to five years, the Company plans to utilize a combination of internally generated funds from operations, potential debt and equity financing to fund its long-term growth.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2004 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has filed four proxy statements dated October 26, 2004, November 24, 2004, December 16, 2004 and February 4, 2005.

The October 26, 2004 filing was intended to hold the annual shareholders' meeting and elect six directors of the Company. The meeting was postponed to a future date for the purpose of voting on the proposed reorganization.

The November 24, December 16, 2004 and February 4, 2005 filings are amendments to reflect more details of the proposed reorganization. The official annual shareholder meeting will be set once SEC approves the filing.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com
(Registrant)

Date:    02/14/2005             /s/ Frank S. Yuan
-------------------------       ------------------------------------------------
                                Frank S. Yuan, Chairman, Chief Executive Officer