Form 10QSB
period 2005-03-31
CYBER MERCHANTS EXCHANGE INC
filed 2005-05-13
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2005


[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____________ to_______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

 Number of shares outstanding of the issuer's classes of common equity, as of April 30, 2005:
                  7,472,673 SHARES OF COMMON STOCK (ONE CLASS)
                  --------------------------------------------

Transitional Small Business Disclosure Format: Yes    No  X
                                                  ----   ----

                            CYBER MERCHANTS EXCHANGE

                                TABLE OF CONTENTS

                                                                            PAGE

PART I  - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

         Condensed Balance Sheets as of March 31, 2005
         (unaudited) and June 30, 2004 .......................................3

         Condensed Statements of Operations for the Nine Months Ended
         March 31, 2005 and 2004 (unaudited)..................................4

         Condensed Statements of Operations for the Three Months Ended
         March 31, 2005 and 2004 (unaudited)..................................5

         Condensed Statements of Cash Flows for the Nine Months Ended
         March 31, 2005 and 2004 (unaudited)..................................6

Notes to Condensed Financial Statements (unaudited)...........................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION...................................................11

     ITEM 3. CONTROLS AND PROCEDURES.........................................17

PART II - OTHER INFORMATION..................................................18

     ITEM 1.  LEGAL PROCEEDINGS..............................................18

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............18

     ITEM 5.  OTHER INFORMATION..............................................19

     ITEM 6.  EXHIBITS ......................................................19

SIGNATURES...................................................................19

                            CYBER MERCHANTS EXCHANGE

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CYBER MERCHANTS EXCHANGE, INC.
                            CONDENSED BALANCE SHEETS

                                                        Mar. 31,      June 30,
                                                          2005          2004
                                                      -----------   -----------
                                                      (Unaudited)
ASSETS

Current assets:
   Cash                                               $    53,840   $    26,964
   Accounts receivable, net                                19,260        16,062
   Prepaid expenses                                        84,183        58,401
                                                      -----------   -----------
                                                          157,283       101,427
Total current assets
Other assets                                               11,368        11,388
                                                      -----------   -----------
Total assets
                                                      $   168,651   $   112,815
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses              $   503,295   $   220,770
   Deferred revenue                                       200,095       164,745
   Loan payable                                           100,000            --
   Line-of-credit and interest payable
      to stockholder                                      322,477       252,000
                                                      -----------   -----------
Total current liabilities                               1,125,867       637,515
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
   Common stock, no par value; 40,000,000
   shares authorized; 7,472,673
     shares issued and outstanding                      9,995,387     9,995,387
   Additional paid-in capital                           3,631,061     3,631,061
   Accumulated deficit                                (14,583,664   (14,151,148
                                                      -----------   -----------

Total stockholders' deficit                              (957,216      (524,700
                                                      -----------   -----------

Total liabilities and stockholders' deficit           $   168,651   $   112,815
                                                      ===========   ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                            CYBER MERCHANTS EXCHANGE

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                Nine Months Ended
                                                                    March 31
                                                          --------------------------
                                                              2005           2004
                                                          -----------    -----------
                                                          (Unaudited)    (Unaudited)
Revenues:
   Transaction sales                                      $   276,563    $ 1,373,342
   Cost of goods sold                                         227,368      1,188,738
                                                          -----------    -----------
   Net revenues from transaction sales                         49,195        184,604
   Tradeshow revenue                                        1,427,439      1,669,477
   Subscriber fees                                                360          1,200
                                                          -----------    -----------

Net revenues                                                1,476,994      1,855,281
                                                          -----------    -----------
Operating expenses:
   General and administrative                               1,389,326      1,452,638
   Payroll and related                                        510,194        624,840
   Stock-based compensation                                        --          6,600
   Depreciation and amortization                                   --          6,902
                                                          -----------    -----------

Total operating expenses                                    1,899,520      2,090,980
                                                          -----------    -----------

Loss from operations                                         (422,526)      (235,699)
                                                          -----------    -----------
Other expenses (income):
   Interest expense, net of interest income                    10,550        (10,652)
   Equity in losses on investments in overseas
      joint ventures                                               --          9,342
   Impairment writedown on investments in
      overseas joint ventures                                      --        720,459
   Other income                                                (1,360)            --
                                                          -----------    -----------
Total other expenses (income)                                   9,190        719,149
                                                          -----------    -----------
Loss before income taxes                                     (431,716)      (954,848)

Income taxes                                                      800            800
                                                          -----------    -----------

Net loss                                                  $  (432,516)   $  (955,648)
                                                          ===========    ===========
Net loss per share available to common stockholders
      Basic and diluted                                   $     (0.06)   $     (0.13)
                                                          ===========    ===========
Weighted-average number of common shares outstanding
      Basic and diluted                                     7,472,673      7,472,673
                                                          ===========    ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                            CYBER MERCHANTS EXCHANGE

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                Three Months Ended
                                                                    March 31,
                                                           ---------------------------
                                                              2005            2004
                                                           -----------     -----------
                                                           (Unaudited)     (Unaudited)
Revenues:
   Transaction sales                                       $   185,688     $    53,487
   Cost of goods sold                                          154,767          85,294
                                                           -----------     -----------
   Net revenues from transaction sales                          30,921         (31,807)
   Tradeshow revenues                                          496,269         621,373
   Subscriber fees                                                 360              90
                                                           -----------     -----------

Net revenues                                                   527,550         589,656
                                                           -----------     -----------
Operating expenses:
   General and administrative                                  539,816         555,116
   Payroll and related                                         172,568         209,811
                                                           -----------     -----------

Total operating expenses                                       712,384         764,927
                                                           -----------     -----------

Loss from operations                                          (184,834)       (175,271)
                                                           -----------     -----------
Other expenses (income):
   Interest expense, net of interest income                      5,636            (385)
   Other income                                                   (238)             --
                                                           -----------     -----------

Total other expenses (income)                                    5,398            (385)
                                                           -----------     -----------

Net loss                                                   $  (190,232)    $  (174,886)
                                                           ===========     ===========
Net loss per share available to
   common stockholders
      Basic and diluted                                    $     (0.03)    $     (0.02)
                                                           ===========     ===========
Weighted-average number of common
   shares outstanding
      Basic and diluted                                      7,472,673       7,472,673
                                                           ===========     ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                            CYBER MERCHANTS EXCHANGE

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                      March 31
                                                                              -----------------------
                                                                                2005          2004
                                                                              ---------     ---------
                                                                             (Unaudited)   (Unaudited)
Cash flows from operating activities:
   Net loss                                                                   $(432,516)    $(955,648)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                                                  --         6,902
      Accrued interest                                                            7,477            --
      Stock compensation expense                                                     --         6,600
      Equity in losses on investments in overseas
         joint ventures                                                              --         9,342
      Impairment write-down on investments in overseas
         joint ventures                                                              --       720,459
      Changes in assets and liabilities:
         Accounts receivable, net                                                3,198)         8,630
         Employee advances                                                           --        (5,000)
         Inventory                                                                   --       163,491
         Prepaid expenses                                                       (25,782)       21,902
         Other assets                                                                20            --
         Accounts payable and accrued expenses                                  282,525       111,448
         Deferred revenue                                                        35,350      (204,917)
                                                                              ---------     ---------

Net cash used in operating activities                                          (136,124)     (116,791)
                                                                              ---------     ---------
Cash flows from investing activities:
    Proceed from maturity of certificates of deposit                                 --       100,000
                                                                              ---------     ---------
Cash flows from financing activities:
      Proceeds from loan payable, bank                                               --        70,035
      Repayment of loan payable, bank                                                --       (70,035)
      Proceeds from loan payable                                                100,000            --
      Proceeds from borrowings on line-of-credit
      from stockholder                                                          415,000            --
    Repayments of borrowings on line-of-credit from stockholder                (352,000)           --
                                                                              ---------     ---------

Net cash provided by financing activities                                       163,000            --
                                                                              ---------     ---------
Net increase (decrease) in cash                                                  26,876       (16,791)

Cash, beginning of period                                                        26,964        65,720
                                                                              ---------     ---------

Cash, end of period                                                           $  53,840     $  48,929
                                                                              =========     =========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                            CYBER MERCHANTS EXCHANGE

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF REPORTING

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

At March 31, 2005, the Company has an accumulated deficit of approximately $15 million, negative working capital of approximately $968,600 and a lack of profitable operational history. The Company hopes to increase revenues from growth of its ASAP Show. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Management believes that the Company will require approximately $400,000 in cash to fund operations through March 31, 2006 partly based on the $390,000 cash used in operating activities for the fiscal year ended June 30, 2004. In order to fund the additional $400,000, management believes it can reduce cash needs for the period ended March 31, 2006 by $200,000 based upon expense reductions and increased revenue from the ASAP show. Management intends to fund the additional $200,000 with unused portions of the line-of-credit from stockholder, additional stockholder loans, third party loans and unregistered sales of the Company's restricted common stock to investors. At March 31, 2005, the Company had approximately $178,000 available to borrow under a line-of-credit from stockholder.

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

Transaction Sales
-----------------

Transaction revenues are recorded in accordance with the Emerging Issues Task Force ("EITF") 99-19, Reporting Revenue Gross as a Principal versus net as

                            CYBER MERCHANTS EXCHANGE

"an Agent." The Company recognizes net revenues from product transaction sales when title to the product passes to the customer. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers. For financial reporting purposes the Company presents the details of gross transaction sales and related costs of sales in the accompanying statements of operations.

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

COMMITMENTS

The Company entered into a co-marketing agreement with Material World to act as its global marketing partner. The Company will receive 50% of the gross profits associated with sales of booths by the Company. There was no activity related to this agreement during fiscal 2005.

INDEMNITIES AND GUARANTEES

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed balance sheets.

STOCK BASED COMPENSATION

At March 31, 2005, the Company has three stock-based employee compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost has been recognized in net income. Stock options granted under the Plans have exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of

                            CYBER MERCHANTS EXCHANGE

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                        9 Months        9 Months         3 Months        3 Months
                                      Ended 03/31/05  Ended 03/31/04  Ended 03/31/05  Ended 03/31/04
                                      -------------   ------------     ------------     -----------
Net loss:
      As reported                      $  (432,516)   $  (955,648)     $  (190,232)     $  (174,886)
      Add: Total stock based
         employee compensation expense
         determined under fair value
         based method for all awards       (40,000)       (57,000)         (15,000)         (19,000)
                                       -----------    -----------      -----------      -----------
      Pro forma net loss               $  (472,516)   $(1,012,648)     $  (205,232)     $  (193,886)
                                       ===========    ===========      ===========      ===========
Loss per common share, as reported
      Basic and diluted                $     (0.06)   $     (0.13)     $     (0.03)     $     (0.02)

Loss per common share, pro forma
      Basic and diluted                $     (0.06)   $     (0.14)     $     (0.03)     $     (0.03)


The above pro forma effects of applying SFAS No. 123 are not necessarily representative of the impact on reported net loss for the future.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                                              9 Months Ended                3 Months Ended
                                                         03/31/05       03/31/04        03/31/05          03/31/04
                                                      -----------    -----------    ------------     ------------
Numerator for basic and diluted loss per share:
   Net loss                                           $  (432,516)   $  (955,648)   $   (190,232)   $     (174,886)

Denominator for basic and diluted loss per share:
   Weighted average shares (basic and diluted)          7,472,673      7,472,673       7,472,673         7,472,673
                                                      -----------    -----------    ------------     ------------
Loss charged to common stockholders per common share:
   Basic and diluted                                  $     (0.06)   $     (0.13)   $      (0.03)   $        (0.02)
                                                      ===========    ===========    ============     =============

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options,

                            CYBER MERCHANTS EXCHANGE

restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of Statement 123(R) will have a significant impact on the Company's overall results of operations or financial position.

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended March 31, 2005 and 2004 are as follows:

                                         3 Months              9 Months              3 Months              9 Months
                                   Ended 03/31/05        Ended 03/31/05        Ended 03/31/04        Ended 03/31/04
                                   --------------        --------------        --------------        --------------
Revenues:
      Transaction sales               $    30,921           $    49,195           $   (31,807)          $   184,604
      ASAP Show                           496,269             1,427,439               621,373             1,669,477
      Other                                   360                   360                    90                 1,200
                                      -----------           -----------           -----------           -----------
                                      $   527,550           $ 1,476,994           $   589,656           $ 1,855,281
                                      ===========           ===========           ===========           ===========
Loss from operations:
      Transaction sales               $   (29,246)          $  (130,666)          $   (98,050)          $   (86,816)
      ASAP Show                          (155,228)             (291,500)              (76,911)             (146,938)
      Other                                  (360)                 (360)                 (310)               (1,945)
                                      -----------           -----------           -----------           -----------
                                      $  (184,834)          $  (422,526)          $  (175,271)          $  (235,699)
                                      ===========           ===========           ===========           ===========
Depreciation and amortization:
      Transaction sales               $        --           $        --           $        --           $     6,902
      ASAP Show                                --                    --                    --                    --
      Other                                    --                    --                    --                    --
                                      -----------           -----------           -----------           -----------
                                      $        --           $        --           $        --           $     6,902
                                      ===========           ===========           ===========           ===========
Identifiable assets:
      Transaction sales               $    70,205                70,205
      ASAP Show                            98,446                98,446
      Other                                    --                    --
                                      -----------           -----------
                                      $   168,651           $   168,651
                                      ===========           ===========

Net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales for the periods ended March 31, 2005 and 2004.

There were no significant concentrations on net segment sales for the periods ended March 31, 2005 and 2004.

Transaction apparel sales are made from China to the USA, while ASAP show revenue relates exclusively to the Company's Las Vegas, Nevada trade shows.

                            CYBER MERCHANTS EXCHANGE

NOTE 3 - DEBT

LINE OF CREDIT FROM STOCKHOLDER

The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer and a significant Company stockholder, which expires on September 1, 2006 and provides for borrowings up to a maximum of $500,000, as amended. The Line bears an interest rate of 8.0% per annum. The balance at March 31, 2005 was $322,477, including accrued and unpaid interest of $7,477 during the nine months ended March 31, 2005.

LOAN PAYABLE

During the period ended March 31, 2005, the Company borrowed $100,000 for working capital purposes from a related party. The note is non-interest bearing and is due in June 2005.

NOTE 4 - PROPOSED REORGANIZATION

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

The Company has filed a proxy statement with the SEC for this transaction and shareholder vote, which has been approved by the SEC. The voting will take place on May 16, 2005. If the reorganization becomes effective, immediately after the effective date, the Company will have no assets, no liabilities and no continuing operations and will seek other business partners and opportunities as appropriate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended March 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or

                            CYBER MERCHANTS EXCHANGE

achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

                            CYBER MERCHANTS EXCHANGE

ASAP CHINA BUYING TRIP 2005
China Buying Trip 2005 is being arranged by C-Me to bring 150 U.S. buyers, each with more than $10 million in purchasing power, to four production centers in China. This event has been overwhelmingly supported by the U.S Cotton Council, American Apparel and Footwear Association, The CIT Group ("CIT"), Ernst and Young, and many other leading corporations and associations. The first tour of its kind is designed for U.S. buyers prepared to place production orders, license their brands, understand China's distribution channels, find joint ventures possibilities and relocate U.S. textile plants to China. Participation from the U.S. side will include such prominent names as Fruit of the Loom, Jockey and many others. The trip is currently planned for May 20 - June 4, 2005.

MATERIAL WORLD
Material World is a twice-a-year textile and accessories sourcing show held in Miami, Florida and New York, New York. C-Me will act as Material World's global marketing partner effective immediately and will share 50% of the profits associated with sales of booths by C-Me.

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

                            CYBER MERCHANTS EXCHANGE

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

CIT charges 1.5% of the invoice value as its non-recourse factoring fee while C-Me charges 0.5%. The overseas bank charges interest for their cash advances made to the seller. The potential of eliminating the letter of credit to purchase overseas merchandise business represents billions of dollars per year. There were no transactions with CIT during the nine-month period ended March 31, 2005.

Logistics, Warehousing, Shipping and Billing
--------------------------------------------

The Company charges standard public warehouse charges for freight in and out, warehouse storage, shipping and billing charges for its exhibitors and overseas manufacturers.

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2005 and 2004
-----------------------------------------

REVENUE

Gross revenue from transaction sales for the nine months ended March 31, 2005 were $276,563, a decrease of $1,096,779 or 80% compared to $1,373,342 for the same period last fiscal year. The reason for such a significant drop on transaction sales is because the Company allocates most of its resources and efforts to ASAP Show production and promotion. The Company anticipates that transactions sales will remain a small percentage of the Company's overall business in future periods.

The gross profit from transaction sales for the nine months ended March 31, 2005 was $49,195, a decrease of $135,409, or 73% compared to $184,604 for the same period last fiscal year. The gross profit margin varies from 15% to greater than 20%, depending on customers and type of merchandise. The Company's management is constantly seeking for higher gross profit margin in transaction sales.

The ASAP Show division gross revenue for the nine months ended March 31, 2005 was $1,427,439, a decrease of $242,038 or 14% compared to $1,669,477 for the same period last fiscal year. This decrease was due to a slight decrease in number of exhibitors for the ASAP Show in February 2005 compared to the same show in February 2004. Another reason for decreasing exhibitors is because of the Men's Apparel Guild in California's ("MAGIC") Sourcing Zone which is held at the same time. Management believes the competing show will make it difficult to have significant growth.

Subscriber fees for the nine months ended March 31, 2005 were $360, a decrease of $840 or 70% compared to $1,200 for the same period last fiscal year, due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to revenue generated through the ASAP Show.

                            CYBER MERCHANTS EXCHANGE

OPERATING EXPENSES

Operating expenses decreased by $191,460, or 9%, to $1,899,520 for the nine months ended March 31, 2005, as compared to $2,090,980 for the same period last fiscal year. The decrease in operating expenses is primarily due to the decrease in payroll and ASAP Show expenses. Payroll and related expenses decreased by $114,646 to $510,194 for the nine months ended December 31, 2005, as compared to $624,840 for the same period last fiscal year. The ASAP Show and its marketing expenses decreased by $30,022 to $1,315,503 for the nine months ended March 31, 2005 as compared to $1,345,525 for the same period last fiscal year. In addition, there were no stock-based compensation expense and depreciation and amortization for the nine months ended March 31, 2005 as compared to $13,502 for the same period last fiscal year.

IMPAIRMENT WRITE-DOWN ON INVESTMENTS IN OVERSEAS JOINT VENTURES

The Company recorded an impairment charge related to two joint ventures it entered into in 1999 in Taiwan and 2000 in China, C-Me Taiwan and Global Purchasing Dotcom, respectively. The Company invested in the joint ventures with proceeds received from the sale of its' ISN software to the respective joint ventures. The revenue from the software sold was amortized over a 3-year straight-line amortization method and offset by negative goodwill. These two joint ventures had net losses since inception and were formed during the Internet boom with a business model to attract paid subscribers to join the Company's ISN services. Since the Company's core business model changed from attracting paid subscribers for its ISN services to organizing trade shows and transaction sales, it was determined by the management that the investment was permanently impaired and as a result, the Company wrote off the asset in accordance to SFAS 144, recognizing a loss of $720,459 in the nine months ended March 31, 2004.

NET LOSS

The Company recorded a net loss of $432,516 for the nine months ended March 31, 2005, an improvement of $523,132 in earnings; as compared to a net loss of $955,648 for the same period last fiscal year. Such an improvement in net loss is mainly due to no fiscal 2005 impairment write-down on investments in overseas joint ventures of ($720,459 in fiscal 2004), a reduction on operating expenses of $191,460, a decrease in net revenues from transaction sales of $135,409 and a decrease in tradeshow revenue of $242,038.

Three Months Ended March 31, 2005 and 2004
------------------------------------------

REVENUE

Gross revenues from transaction sales for the three months ended March 31, 2005 were $185,688, an increase of $132,201 or 247% compared to $53,487 for the same period last fiscal year. The gross profit from transaction sales for the three months ended March 31, 2005 was $30,921, an increase of $62,728, compared to a net loss of $31,807 for the same period last fiscal year. Due to switching focus on the Company's business direction towards the ASAP Show, the Company expects that the gross revenue on transaction sales will remain at a small percentage of the Company's overall net revenues while the Company will continue to utilize its overseas sourcing network and its external sales force in seeking for higher gross profit margin.

                            CYBER MERCHANTS EXCHANGE

The ASAP Show's gross revenue for the three months ended March 31, 2005 was $496,269, a decrease of $125,104 or 20% compared to $621,373 for the same period last fiscal year. This decrease was due to a slight decrease in the number of exhibitors for the ASAP Show in February 2005, compared to the same show in February 2004, which was resulted from direct competition with the MAGIC Sourcing Zone held at the same time.

Subscriber fees for the three months ended March 31, 2005 were $360, an increase of $270 or 300% compared to $90 for the same period last fiscal year. Due to the shift in focus on the revenue received from the users of the Company's VTS, ISN and Web design services to revenue generated through the ASAP Show. The Company expects that revenues from subscriber fees will remain insignificant to the Company's overall net revenues.

OPERATING COSTS AND EXPENSES

Operating expenses decreased by $52,543, or 7% to $712,384 for the three months ended March 31, 2005, as compared to $764,927 for the same period last fiscal year. The decrease in operating expenses is primarily due to the decrease in payroll and the ASAP Show expenses. The payroll and its related expenses decreased by $37,243 to $172,568 for the nine months ended March 31, 2005 as compared to $209,811 for the same period last fiscal year due to lower headcount. The ASAP Show expenses decreased by $15,255 to $521,715 for the three months ended March 31, 2005 as compared to $536,970 for the same period last fiscal year due to the Company's cost-minimizing plan on the show production costs.

NET LOSS

The Company recorded a net loss of $190,232 for the three months ended March 31, 2005, an increase of $15,346 in net loss; as compared to a net loss of $174,886 for the same period last fiscal year. The increase in net loss is mainly due to the reduction of the ASAP Show revenue, which was resulted from the direct competition with the MAGIC Sourcing Zone.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital decreased from a deficit of $536,088 as of June 30, 2004 to a deficit of $968,584 at March 31, 2005, primarily due to increases in accounts payable and accrued expenses of approximately $283,000 and net borrowings from loan payable and line-of-credit from stockholder of approximately $170,000. During the current fiscal year, the Company had average monthly expenses of approximately $131,000 (excluding ASAP Show production expenses) as compared to $147,000 in the same period of last fiscal year. Management anticipates maintaining its monthly expenses in the range of $125,000 to $135,000 in the foreseeable future. The Company will focus its efforts on the semi-annual ASAP show in Las Vegas, plus on producing four additional shows in four different cities in China, and Material World Global Pavilion ("Material World") show in September 2005 in New York, to generate more revenue. At March 31, 2005, the Company has current assets of approximately $157,000. With the net revenue from the ASAP shows, China shows, Material World and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business through March 2006 and beyond.

The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's CEO and a significant shareholder, which expires on September 1, 2006 and provides for borrowings up to amaximum of $500,000, as amended. The Line

                            CYBER MERCHANTS EXCHANGE

carries an interest rate of 8.0% per annum. The balance as of March 31, 2005 was $322,477.

LOAN PAYABLE

During the period ended March 31, 2005, the Company borrowed $100,000 for working capital purposes from a related party. The note is non-interest bearing and is due in June 2005.

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

The Company has filed a proxy statement with the SEC for this transaction and shareholder vote, which has been approved by the SEC. The voting will take place on May 16, 2005. If the reorganization becomes effective, immediately after the effective date, the Company will have no assets, no liabilities and no continuing operations and will seek other business partners and opportunities as appropriate.

The Company has no commitments to make capital expenditures for the fiscal year ending June 30, 2005. Over the next two to five years, the Company plans to utilize a combination of internally generated funds from operations, potential debt and equity financing to fund its long-term growth.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2005 our disclosure controls and procedures were effective

                            CYBER MERCHANTS EXCHANGE

in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has filed five proxy statements dated October 26, 2004, November 24, 2004, December 16, 2004, February 4, 2005 and March 4, 2005.

                            CYBER MERCHANTS EXCHANGE

The October 26, 2004 filing was intended to hold the annual shareholders' meeting and elect six directors of the Company. The meeting was postponed to May 16, 2005 for the purpose of voting on the proposed reorganization.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com
(Registrant)

Date: 05/13/2005      /s/Frank S. Yuan
----------------      ------------------------------------------------
                      Frank S. Yuan, Chairman, Chief Executive Officer