Form 10KSB
period 2005-05-31
CYBER MERCHANTS EXCHANGE INC
filed 2005-08-26
CIK 1066961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------
                                   FORM 10-KSB
                                   (Mark one)

               |_| Annual report under section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                     For the fiscal year ended May 31, 2005

                                       OR

             |X| Transition report under section 13 or 15(d) of the
                        Securities Exchange Act of 1934
          For the transition Period from July 1, 2004 to May 31, 2005

                        Commission file number 001-15643

                         CYBER MERCHANTS EXCHANGE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           California                                   95-4597370
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

    4349 Baldwin Avenue, Suite A       Registrant's  telephone number:
        El Monte, California           (626) 636-2530                   91731
----------------------------------------                              ---------
(Address of principal executive offices)                              (Zip Code)

Securities registered under Section 12(b) of the Act:      Name of exchange on
                 (Title of Class)                           which registered

                       None                                       None
-----------------------------------------------------      --------------------

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

Registrant's  net  revenue  for the  eleven  month  period  ended May 31,  2005:
$1,793,155.

The aggregate market value of the voting stock held by non-affiliates of the registrant on August 22, 2005, computed by reference to the closing price of that date, was $280,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On August 25, 2005, the registrant had 1,014,880 shares of Common Stock outstanding, no par value per share

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes |_|  No |X|

CYBER MERCHANTS EXCHANGE, INC.

INDEX TO
TRANSITION REPORT ON FORM 10-KSB
FOR 11-MONTH PERIOD ENDED MAY 31, 2005

PART I                                                                      Page
Item 1   Description of Business.............................................. 3
Item 2   Description of Property..............................................11
Item 3   Legal Proceedings....................................................11
Item 4   Submission of Matters to a Vote of Security Holders..................11

PART II
Item 5   Market for Common Equity and Related Stockholder Matters.............12
Item 6   Management's Discussion and Analysis or Plan of Operations...........13
Item 7   Financial Statements.................................................19
Item 8   Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................19
Item 8A  Controls and Procedures..............................................19
Item 8B Other Information.....................................................19

PART III
Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act....................20
Item 10  Executive Compensation...............................................22
Item 11  Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters .........................................23
Item 12  Certain Relationships and Related Transactions.......................23
Item 13  Exhibits  ...........................................................23
Item 14  Principal Accountant Fees and Services...............................25
SIGNATURES....................................................................26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................F-1

PART I

FORWARD-LOOKING STATEMENTS
--------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis or Plan of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or any other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company, as defined below. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those reflected in any forward looking statement made by or on behalf of the Company: domestic and foreign government regulations, an early-stage company with a limited operating history, unproved profit potential of the business model, intense competition from many entities, dependent on many foreign alliances, market acceptance of the services provided, maintaining relationships with key apparel retailers / buyers, and the ability to create additional relationships and regulatory factors beyond the Company's control. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

THE COMPANY

         Cyber Merchants Exchange ("C-Me") was incorporated in July 1996 under the laws of the State of California. In July 1999, C-Me raised approximately $3.2 million through its IPO. On June 30, 2000 the Company raised an additional $6.3 million in a private placement offering subscribed by 30 high net-worth Chinese investors. As of August 25, 2005, C-Me had 1,014,880 shares of common stock outstanding, after giving effect to the reverse stock split described below. The Company has approximately 190 shareholders of record and an undetermined number of additional shareholders through nominee or street name accounts with brokers. The Company is currently listed on the Over-the-Counter Bulletin Board ("OTC BB") under the symbol CMXG and is complaint with the reporting requirements of the Securities Exchange Act of 1934, as amended.

         Effective for fiscal year ending in 2005, the Company changed its fiscal year end from June 30 to May 31. Accordingly, the Company is filing this Form 10-KSB as a transition report for the 11-month period ended May 31, 2005.

THE REORGANIZATION

         The Company's shareholders of record on March 25, 2005 have approved on May 16, 2005 a reorganization of the Company (the "Reorganization"), summarized as follows:

         1. The Company entered into an amended and restated Securities Purchase Agreement ("SPA") with KI Equity Partners II, LLC ("KI Equity") effective as of August 25, 2005;

         2. The Company issued a stock bonus to current shareholders of 120,862 shares of the

         Company's common stock, on a post-Reverse Split basis, effective May 31, 2005 (the "Stock Bonus");

         3. The Company effected a one for eight and one-half (1-for-8.5) reverse stock split of the Company stock (the "Reverse Split") with special treatment to preserve round lot stockholders, effective July 18, 2005;

         4. The Company transferred of all of the assets and liabilities (the "Transfer") to ASAP Show Inc., a wholly owned subsidiary of the Company ("ASAP") effective May 31, 2005 pursuant to a Transfer and Assumption Agreement ("Transfer Agreement");

         5. On or about August 25, 2005, the Company will distribute 8,626,480 shares of common stock of ASAP, representing all of the outstanding shares of ASAP, to the Company's shareholders of record on August 18, 2005 on a pro rata basis (the "Distribution"); and

         6. The sale of 7,104,160 shares of common stock of the Company to KI Equity for $415,000 (the "Investment"). In connection with the closing of the Investment, the current directors and officers of the Company will resign and Kevin Keating will be appointed the sole director and officer of the Company.

The details of the transaction summarized above are as follows:

SECURITIES PURCHASE AGREEMENT

         On November 19, 2004 the Company entered into the SPA with Keating Reverse Merger Fund, LLC ("KRM Fund") and Frank Yuan, the current Chairman of the Board and Chief Executive Officer of the Company ("Yuan") providing for the investment by KRM Fund of $425,000 (the "Investment") in the Company in exchange for 7,000,000 shares of the Company's common stock. The SPA was amended and restated effective August 25, 2005 to, among other things, change the Investment to $415,000, change the number of shares to be purchased to 7,104,160, and substitute KI Equity for KRM Fund. The Investment by KI Equity will be used satisfy certain liabilities assumed by ASAP with any remaining funds being used to provide ASAP with working capital to grow its trade show business. The Reorganization will allow the shareholders of the Company to participate in the growth of the trade show business through the spin-off of ASAP, which owns and operates the trade show business (see below). Following the Reorganization and spin off of ASAP, the Company will be majority owned by KI Equity and will seek a business combination with an operating company.

STOCK BONUS

         The Company issued 120,862 shares (on a post-Reverse Split basis) to certain key employees and directors of the Company effective May 31, 2005. The Stock Bonus was not subject to shareholder approval. The individuals receiving the Stock Bonus previously had stock options in the Company which were cancelled as part of the Stock Bonus and Reorganization. In addition, the Company terminated all of its stock option plans, and all outstanding stock options were cancelled. In addition, the employees have not received any significant pay increases in recent years. Directors have never been paid fees for services on the Board. The intent of the issuance of the Stock Bonus was to partially compensate these individuals for their significant contributions to the Company since employees did not receive any significant pay increases in recent years and outside directors were never paid for services on the Board.

REVERSE SPLIT

         After the issuance of the Stock Bonus, the Company had 8,500,000 shares outstanding at May 31, 2005 before the Reverse Split. The Company effected the one-for-eight and one-half share (1-for-8.5) Reverse Split on a record date of July 18, 2005. The Reverse Split allows for special treatment of certain shareholders to preserve round lot (100 shares or more) shareholders, which the Company believes will make it more attractive for a subsequent business combination with an operating company. Under the terms of the Reverse Split, shareholders holding between 100 and 850 shares received 100 shares after the Reverse Split. Shareholders holding less than 100 common shares were not affected by the Reverse Split. No special treatment was given to shareholders holding more than 850 shares; however, they will receive a full common share for any fractional share interest created by the Reverse Split. There are no tax consequences to shareholders as a result of the Reverse Split. Upon giving effect to the Reverse Split, the Company has 1,014,880 shares outstanding as of August 25, 2005.

ASAP SHOW, INC.

         The Company formed ASAP on December 1, 2005. ASAP is a wholly owned subsidiary of the Company and owns all 8,626,480 shares of ASAP's common stock currently outstanding. The officers and directors of ASAP are the same as the officers and directors of the Company.

         Since the Transfer, ASAP has been and will continue to focus on operating the trade show business previously operated by the Company. The Investment contemplated as part of the Reorganization will be used to pay the liabilities of the Company that were assumed by ASAP under the Transfer Agreement. ASAP will continue to operate its trade show twice a year in Las Vegas, four shows in China, and manage Material World Global Pavilion in Miami, FL and New York. As part of the Transfer Agreement, ASAP has assumed a revolving $500,000 line of credit from Frank Yuan and his wife (the "Yuan Line of Credit"). Frank Yuan and his wife consented to the assumption of the Yuan Line of Credit and released the Company from any and all liabilities thereunder. The Yuan Line of Credit has an outstanding balance as of August 18, 2005 of $477,133, including accrued interest of $7,133, bears interest at 8% per annum, and expires in February 2006. With the payment of liabilities with the Investment, the expected cash flow generated from the trade shows and the Yuan Line of Credit, ASAP believes it will have sufficient cash resources to grow its business and meet the liabilities and obligations with respect to its operations through at least December 2005.

         As a further condition of the Investment, the Company and ASAP entered into the Transfer Agreement effective May 31, 2005 whereby all of the assets of the Company were transferred to ASAP and all liabilities, obligations and contracts of the Company (known and unknown, fixed or contingent or otherwise) were assumed by ASAP ("Assumed Liabilities"). In exchange the Company received 8,626,480 shares of ASAP common stock. Any third party consents to the assumption of contracts by ASAP will be obtained prior to closing of the SPA and the Investment. ASAP and Frank Yuan have agreed to indemnify and hold the Company harmless from any loss, costs or damages incurred by the Company with respect to the Assumed Liabilities ("Indemnity Claims"). As a condition of the Investment, the Company must have no liabilities, obligations, debts, contracts or agreements of any kind or nature.

         In order to provide incentive compensation for ASAP's employees and directors, following the Distribution, ASAP will adopt a stock option plan for employees and members of the Board of Directors. There will be 2,000,000 shares of common stock of ASAP available for grant pursuant to such stock option plan. There are no current plans for the issuance of stock options.

DISTRIBUTION

         On or about August 25, 2005, the Company will distribute the 8,626,480 shares of ASAP to the Company's shareholders of record on August 18, 2005 on a pro-rata basis (see below).

         ASAP will file a Form 10-SB with the Securities and Exchange Commission (the "SEC") to register the shares of ASAP's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which will subject ASAP to the reporting requirements of the Exchange Act. The Distribution will be paid to U. S. Stock Transfer Corporation as depository agent for ASAP's shareholders. The ASAP shares will be held by the depository agent until such time as the Form 10-SB has become effective and all comments from the SEC have been cleared. At that time, the certificates representing ASAP shares will be disbursed by the depository agent to ASAP's shareholders. Following disbursement of the ASAP shares, ASAP intends to make available information that will allow a broker to file a Form 15c2-11 to post a quotation and obtain a trading symbol for the shares of ASAP on the OTC BB. The ASAP shares distributed as part of the Distribution will be freely tradable, subject to certain restrictions applicable to insiders and affiliates, once the Form 10-SB has become effective and all comments of the SEC have been cleared.

         The distribution will be taxable to the Company's shareholders.

INVESTMENT

         The closing of the transactions contemplated by the SPA and the Investment will occur after the Distribution. Pursuant to the Investment, the Company will issue 7,104,160 shares of common stock to KI Equity for $415,000. The proceeds of the Investment will be used to satisfy liabilities that were assumed by ASAP as part of the Transfer and any other liabilities of the Company, which will be applied to all third party liabilities which existed at May 31, 2005 and any remaining funds being transferred to ASAP, less $50,000 which the Company will hold in reserve for a period of six months following the closing of the SPA to satisfy any Indemnity Claims. The closing of the Investment is subject to a number of conditions, and there is no guarantee that the closing will occur.

ACCOUNTING TREATMENT

         The Company will account for the Reorganization as a reverse spinoff in accordance with the Emerging Issues Task Force Issue No. ("EITF") 02-11, "ACCOUNTING FOR REVERSE SPINOFFS." In a reverse spinoff, the legal spinnee
(ASAP) is treated as though it were the spinnor for accounting purposes. Reverse spinoff accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the consolidated financials statements. Under this treatment, the historical financial statements of the Company will be the historical financial statements of ASAP. In making its determination, the Company considered the following indicators, among others:

      o the accounting spinnor (legal spinnee, ASAP) is larger than the accounting spinnee (legal spinnor, C-ME);

      o the fair value of the accounting spinnor (legal spinnee) is greater than that of the accounting spinnee (legal spinnor);

      o the accounting spinnor (legal spinnee) retains the senior management of the formerly combined entity; and

      o     the accounting spinnor (legal spinnee) retains senior management.

TRADE SHOW BUSINESS

         ASAP's value to global suppliers and buyers in the manufacturing, wholesaling and retailing apparel business lies in its capabilities as an intermediary for the industry. ASAP has used its capital and nine years of hard work to build a unique foundation to meet today's ever-changing international apparel trading landscape. ASAP presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

         Over the years, various quotas governing exports from apparel-producing countries to the U.S. and other industrial countries have been established under the auspices of the General Agreement on

Tariffs and Trade ("GATT"). U.S. ready-wear apparel quota purchased from China, India, Pakistan, Bangladesh, etc. was removed January 1, 2005. ASAP believes that the market share of apparel exports to the U.S. will rapidly change its sources to those low-labor-cost countries.

         ASAP's strength lies in its management knowledge of the apparel industry. Through its sourcing trade shows in the U.S., ASAP will have access to decision-makers in the U.S. industry and manufacturers of apparel in China, India, Pakistan, Bangladesh and elsewhere in the world. The Company's other value added services, including an innovative international financial platform to replace outdated Letters of Credit, B2B electronic trading targeted on stock-lot merchandise and logistics, will then potentially gain more revenue and market share.

TRADE SHOWS

         ASAP GLOBAL SOURCING SHOW is a trade show for U.S. buyers to meet hundreds of overseas ready-made garment manufacturers and is held twice a year in Las Vegas. The February 2005 show had approximately 200 full package factories from 30 countries exhibiting.

         ASAP CHINA BUYING TRIP 2005 was arranged by ASAP to take more than 80 U.S. and EU buyers, each with more than $5 million in purchasing power, to four production centers in China. This "reverse trade-show" event was overwhelmingly supported by the U.S. Cotton Council, American Apparel and Footwear Association, America Apparel Production Network, and many other leading corporations and associations active in the apparel industry. The first buying tour of its kind assisted U.S. and EU buyers to place production orders, license their brands, understand China's distribution channels, find joint venture possibilities and relocate U.S. textile plants to China. Participation from the U.S. and EU included such prominent names such as Fruit of the Loom, Warnaco, Salvatore Ferragamo, Marks & Spencers, and many others.

         MATERIAL WORLD is a textile, fabrics and accessories sourcing show held twice a year in Miami, Florida and New York. ASAP has entered into an exclusive agreement with Material World to represent it as their Global Marketing partner and will share 50% of the net profits associated with sales of booths by ASAP.

         Trade show revenue is generated primarily from booth sales. There are many other ancillary revenues such as seminar fees, advertisements, tradeshow decoration material rentals, etc. Currently, ASAP conducts and participates in five tradeshows per year, as mentioned above.

THE INTERNET SOURCING NETWORK ("ISN")

         The ISN is a private extranet that ASAP builds and maintains for its U.S. retail users. ISN allows U.S. retail users and overseas suppliers to conduct business using a web-based application. Overseas suppliers have direct access to U.S. retail buyers, push the stock lot information to the buyer's computer and receive feedback on their immediate merchandise needs. Currently, ASAP is focused on apparel stock lot (excess inventories) transactions. In most cases, ASAP makes at least 10% net transaction revenue for selling overseas stock lots to U.S. retailers.

GLOBAL FINANCIAL PLATFORM ("GFP")

         Letters of credit have historically been the predominant means of payment for international trading. ASAP's patent pending GFP provides a framework for obtaining non-recourse financing of merchandise shipments to pre-approved buyers in the United States, without the need for letters of credit. Through ASAP's GFP, each of the three parties, the CIT Group ("CIT"), the overseas bank and ASAP, each plays an integral role. First, CIT guarantees the credit worthiness of the U.S. buyers. Second, the overseas bank provides working capital financing and acts as the conduit for foreign manufacturers to receive payment. Consequently, U.S. buyers can purchase overseas merchandise just as they purchase domestic goods, with open terms and without the need to open letters of credit.

         CIT will pay ASAP 0.5% of the transaction value. CIT and Bank SinoPac have tested the GFP platform and model successfully. As of May 31, 2005, the Company does not have the financial resources to allocate to this project. However, management believes GFP could be a large revenue source in the future. CIT and the Company cancelled the factoring and commission agreement by mutual consent and released each other's responsibilities and liabilities under these agreements. ASAP management will enter a similar factoring and commission agreement with CIT when ASAP has more resources ready to promote this GFP business.

LOGISTICS AND WAREHOUSING

         ASAP is intending to leverage the contacts from its trade show buyers and sellers to negotiate with FedEx, DHL, and many ocean carriers to gain a discounted bulk rate. In turn, ASAP keeps a portion of the discount as its net profit.

         ASAP also provides logistics and warehouse services for its overseas exhibitors/suppliers. This added value service provides a closer relationship with ASAP's exhibitors and attendees.

         Management anticipates it will generate revenue equal to 10% of freight charges if DHL, FedEx and ocean carriers are willing to offer the bulk discount rate of 25% to ASAP's exhibitors and attendees. ASAP's apparel exhibitors and attendees are the target clients for U.S. logistic companies.

         ASAP's   warehousing   services  charges  its  overseas  suppliers  and
exhibitors the same rate as a public warehouse charge.

EMPLOYEES

         As of May 31, 2005, the Company employed 14 full-time employees and 1 part-time employee classified as follows: 3 full-time executive officers; 1 full-time administrative personnel; 10 full-time marketing personnel; and 1 part-time technical personnel. None of the employees are subject to a collective bargaining agreement, and the Company believes that relations with its employees are good. All employees entered into termination and release agreements as of May 31, 2005 whereby their employment with the Company was terminated, their C-Me options were cancelled and they released the Company from any and all obligations relating to their employment. Pursuant to the same agreement they were hired by ASAP on the same terms and conditions as their employment with the Company.

COMPETITORS

         There are numerous fashion, apparel, textile and accessories/supplies trade shows in the U.S. each year. Some of these shows are well established and have been held for years.

The primary competitors of ASAP are as follows:

      1 MAGIC - MAGIC, the Men's Apparel Guild in California was founded in 1933. Due to enormous growth, the show relocated from Los Angeles to Las Vegas in 1989. Today, MAGIC International is the world's largest and most widely recognized organizer of the fashion industry trade shows. MAGIC encompasses every facet of fashion. MAGIC announced its Sourcing Zone and FABRIC@MAGIC show in 2003, which is the direct competition of ASAP.

      2 IFFE at New York Javits Center - The longest established fabric and trim show in North America. IFFE recently concluded its last event in April 2005.

      3 SOURCES trade show - Now in its third year, SOURCES has exhibitors that are non-U.S. based manufacturers of gifts, home and decorative accessories, and handcrafted products who come to the U.S. to do business with wholesalers, importers, distributors, catalog and mail order, and direct volume purchasers.

         Although the competitors detailed in the preceding paragraphs may offer similar services to ASAP, ASAP believes that no other company has its range of services, approach to serving the industry or such an experienced management team with years of experience within the apparel industry. ASAP is focused on providing a complete merchandise sourcing solution by providing educational seminars, matchmaking sessions, dedicated country managers and other unique services that interlock each other and are focused on serving buyers' /exhibitors' international sourcing and transaction needs.

RISK FACTORS

         The following risk factors include, among other things, cautionary statements with respect to certain forward-looking statements, including statements of certain risks and uncertainties that could cause actual results to vary materially from the future results referred to in such forward-looking statements.

We are subject to government regulations.
----------------------------------------

         Since ASAP's core business is related to international apparel trade, there are numerous U.S. and foreign government regulations and restrictions that impose a significant burden upon ASAP's international business, such as quota limitations for apparel entering the U.S., tariffs and U.S. Customs controls. The World Trade Organization's ("WTO") bilateral agreement between the U.S. and each overseas country has numerous limitations and conditions to be met. ASAP's buyers' or sellers' violation of the WTO conditions would have a material effect on ASAP's core business.

         Government regulations of the Internet are another barrier that ASAP faces. For example, wide use of the Internet is restricted in China and other countries where ASAP may seek to do business.

We are an early-stage company with a limited operating history.
--------------------------------------------------------------

         ASAP is an early-stage  company. It is using an unproven business model
and  cannot   guarantee   that  the  business   model  is   appropriate  to  the
implementation of its business plan.

We expect to depend on revenue from unproven asap trade shows, internet sourcing
--------------------------------------------------------------------------------
network, global financial platform and logistics and warehousing.
----------------------------------------------------------------

         ASAP expects to depend primarily on revenue from trade shows, ISN, GFP and Logistic and Warehousing. The trade shows have generated revenue in the past. However, there is no guarantee that the trade shows will continue to generate revenue or that that revenue will meet management's expectations. The ISN, GFP and Logistics and Warehousing are in their development stages, therefore there is no significant revenue generated from these services.

We have a history of operating losses.
--------------------------------------

         ASAP has a history of operating losses. It has not been profitable since inception, and we do not expect ASAP to be profitable in the near future.

We have not proven the profit potential of our business model.
-------------------------------------------------------------

         Because the business model is unproven, the profit potential of ASAP is uncertain. If ASAP meets its revenue expectations, there is no guarantee that ASAP will be profitable or that costs will not continue to exceed revenue.

We face intense competition from many entities.
-----------------------------------------------

         The trade show marketplace is highly competitive. Although ASAP believes it has several key advantages, the barrier to entry is not significant. We have identified and continue to identify numerous companies that are better funded, have more experience and more significant resources that have entered or are planning to enter the trade show business. Should these companies decide to enter our specific market, there is no guarantee that we will be able to compete with them effectively.

We are dependent on our foreign alliances.
------------------------------------------

         ASAP is dependent upon its ability to establish and maintain successful foreign alliances. If we are not able to establish and maintain such alliances, we will not be able to implement the business plan in its current configuration, which will affect both our revenue stream and profit potential. In addition, ASAP faces political sovereign risks of conducting international business including risks of changing economic conditions in the Pacific Rim, which may have a material adverse effect on our ability to provide global merchandise sourcing to our clients.

We are dependent on market demand for an acceptance of our services.
-------------------------------------------------------------------

         Much of ASAP's success is dependent upon aggregating a critical mass of subscribing overseas manufacturers and trade show attendees and establishing and maintaining strong relationships with clients. If market demand and acceptance for our services is not in line with ASAP's expectations, it is likely that ASAP's revenue will not meet its expectations.

We are dependent on relationships  with key apparel retailers / buyers,  and the
--------------------------------------------------------------------------------
ability to create more such relationships.
-----------------------------------------

         Our business model is retailer/buyer -centric. Successful implementation of it is predicated on our ability to create and nurture strong relationships with retailers/buyers. If we are unable to expand and maintain existing relationships, our revenue and profitably will not meet our expectations. Although ASAP believes it can create and maintain the necessary relationships, there is no guarantee that it will.

We depend on the reliability and continuity of our services.
------------------------------------------------------------

         As a member of the service industry, ASAP is dependent upon the continued reliability of its trade show, software and hardware. Although we have reliable systems in place, and have not had any problems providing quality service, there is no guarantee that ASAP will be able to continue to provide reliable services.

We depend upon key members of management.
-----------------------------------------

         The implementation of our business plan and our continued success relies on key members of the management team and sales, marketing, and finance personnel. There is no guarantee that these employees will continue to work for ASAP. In addition, there is no guarantee that ASAP will be able to replace these employees with personnel of similar caliber, should they not be able to work, or decide not to work for ASAP.

INTELLECTUAL PROPERTY PROTECTION

         ASAP has one patent pending that pertains to business processes: Global Financial Platform.

         ASAP's GFP eliminates the need for letters of credit by allowing overseas suppliers ship merchandise to pre-approved retailers/buyers in the United States. ASAP pioneered this process by establishing the first tri-party agreement with CIT and Bank SinoPac in Taiwan. In essence, it is the first workable international factoring mechanism. Overseas suppliers, U.S. retailers/buyers, international banks and CIT are linked to ASAP's GFP. Through this arrangement, each of the tri-party participants plays an integral role. First, CIT guarantees the credit worthiness of the U.S. retailers/buyers. Secondly, Bank SinoPac provides cash advances up to 80% and acts as the conduit for foreign suppliers to receive payment. Through ASAP's GFP, U.S. retailers/buyers can purchase overseas merchandise, just as they purchase domestic merchandise, with open terms and without the need to open letters of credit. Overseas suppliers ship merchandise to pre-approved retailers without payment risk and receive up to 80% cash advance when they ship the merchandise.

         In addition, ASAP has trademarked the following trade names: C-Me(TM), Cyber Merchants Exchange(TM), ASAP Global SouRCING Show(TM), ASAP(TM); DEPS(TM); FOCASTING(TM); and Internet Sourcing Network(TM).

ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------

         The Company leases its corporate headquarters located at 4349 Baldwin Avenue, Suite A, El Monte, California 91731. Its telephone number is (626) 636-2530. The lease commenced on March 15, 2003, and expires on March 31, 2006. Subsequently, ASAP has entered into a new lease for these premises effective June 28, 2005. The Company has no further obligations under the old lease. The new lease commenced on June 28, 2005, and expires on June 30, 2007. ASAP currently leases approximately 7,000 square feet at an average monthly rent of approximately $4,990.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         At the 2005 Annual Meeting of the Company's Stockholders held on May 16, 2005 (the "Meeting"), four proposals were submitted. No other proposals were put before the meeting. The proposals and voting results were as follows:

         To approve a one for eight and one-half reverse stock split of the Company's common stock:

            FOR: 3,943,504      AGAINST: 7,170        ABSTAIN: 77,150

         To approve the transfer of all assets and liabilities of the Company to ASAP Show, Inc., a wholly owned subsidiary of the Company:

            FOR: 3,948,304      AGAINST: 2,370        ABSTAIN: 77,150

         To approve the distribution of 8,500,000 shares of common stock of ASAP Show, Inc., representing all of the outstanding shares of ASAP Show, Inc., to the shareholders of the Company on a pro rata basis:

            FOR: 3,948,429      AGAINST: 2,245        ABSTAIN: 77,150

         To approve the sale of 7,000,000 shares of common stock of the Company for $425,000 to Keating Reverse Merger Fund, LLC (subsequent to our annual meeting, our board of directors approved certain amendments to the SPA pursuant to which KI Equity Partners II, LLC replaced Keating Reverse Merger Fund, LLC as the purchaser, the number of shares to be purchased was changed to 7,104,160 shares, and the purchase price was reduced to $415,000):

            FOR: 3,948,196      AGAINST: 2,478        ABSTAIN: 77,150

         No other matters were submitted to the Company's shareholders at the annual meeting.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

         The Company's common stock is traded on the NASDAQ Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "CMXG." The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock as quoted by various market makers for the period of July 1, 2003 through May 31, 2005. The prices have been been adjusted for the one for eight and one-half reverse split which was effective July 18, 2005.

         July 1, 2003 to June 30, 2004:    High*                   Low*
                                           -----------------------------
                  First Quarter            $ 2.13                  $2.13
                  Second Quarter           $ 3.57                  $3.57
                  Third Quarter            $ 2.55                  $2.55
                  Fourth Quarter           $ 2.13                  $2.13

         July 1, 2004 to May 31, 2005:     High*                   Low*
                                           -----------------------------
                  First Quarter            $ 2.13                  $1.19
                  Second Quarter           $ 1.53                  $0.94
                  Third Quarter            $ 1.28                  $1.11
                  Fourth Quarter           $ 1.28                  $1.11

         * The source of the high and low  closing  sales price  information  is
Commodity Systems, Inc. and can be found on Yahoo's Web-site at http://finance.yahoo.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS OF RECORD

         On August 25, 2005, the Company's issued and outstanding common stock totaled 1,014,880 shares, held by approximately 190 shareholders of record and by indeterminate number of additional shareholders through nominee or street name accounts with brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

         Effective May 31, 2005, the Company issued 120,862 shares of C-Me's common stock (on a post-Reverse Split basis) as a stock bonus to all employees and directors. The Company relied upon Section 4(2) of the Securities Act as an exemption from registration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto which are included elsewhere in this report for the 11-month period ended May 31, 2005. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Report on Form 10-KSB. The Company's actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in the Company's filings with the Securities and Exchange Commission

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Effective for the fiscal year ending in 2005, the Company changed its fiscal year end from June 30 to May 31. The following table presents comparative information for the eleven-months ended May 31, 2005 and 2004.

                                     5/31/05       5/31/04
                                   ----------    -----------
                                                 (Unaudited)

Revenues, net                      $1,793,155    $ 1,754,826
                                   ==========    ===========
Loss from operations               $ (463,063)   $  (532,628)
                                   ==========    ===========
Income taxes                       $      800    $       800
                                   ==========    ===========
Loss per share-basic and diluted   $    (0.54)   $     (1.44)
                                   ==========    ===========

11-MONTH PERIOD ENDED MAY 31, 2005, COMPARED TO YEAR ENDED JUNE 30, 2004

         The following discussion sets forth information for the eleven months ended May 31, 2005, compared with the twelve months ended June 30, 2004. This information has been derived in part from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-KSB.

REVENUES

Transaction Sales
-----------------

         During the eleven months ended May 31, 2005, the Company had transaction sales of $315,493 compared to $1,352,601 for the year ended June 30, 2004. Net revenues from transaction sales (after reduction for cost of transaction sales) for the eleven months ended May 31, 2005 were $68,307, a decrease of $39,894 from $108,201 in the year ended June 30, 2004. The gross profit margin of transaction sales for the eleven months ended May 31, 2005 was 21.7%, compared to 8.0% for the year ended June 30, 2004. Management put a majority of its resources and manpower to its trade show development for 2005, which is the reason why the transaction sales declined in the eleven months ended May 31, 2005, compared with the year ended June 30, 2004. Even though transaction sales gross revenue declined, management focused on more profitable transactions. The Company expects this net revenue percentage to grow, as it begins to fully utilize its overseas sourcing network and its trade show buyers/attendees relationships.

Trade Shows
-----------

ASAP GLOBAL SOURCING SHOW
-------------------------

         The ASAP Global Sourcing Show segment derives revenue principally from the sale of exhibit space, sponsorship and conference attendance fees generated at its events. In 2005, approximately 95% of our trade show revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue. Revenue and related direct event expenses are recognized in the month in which the event is held.

         Trade show business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each fiscal year, largely due to the timing of the ASAP Global Sourcing shows held February and August each year. In 2005, approximately 64% of our tradeshow revenue was generated during the first quarter (August show) and approximately 36% during the third quarter (February show). Because event revenue is recognized when a particular event is held, we also experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

         ASAP Global Sourcing Show revenues totaled $1,427,439 in the eleven months ended May 31, 2005, compared to $1,663,274 in the year ended June 30, 2004, a decrease of $235,835 or 14% compared to the prior period. This decrease was due to a slight decrease in number of exhibitors compared to the prior period. Another reason for decreasing exhibitors is because of the Men's Apparel Guild in California's ("MAGIC") establishment of its Sourcing Zone, which is held at the same time as our shows. Management believes the competing show will make it difficult to have significant growth.

CHINA BUYING TRIP
-----------------

         China Buying Trip revenues totaled $259,907 for the eleven months ended May 31, 2005. This is the first year that it is incorporated into the Company's business model. Management is planning to establish semi-annual China Buying Trips, to South and South East Asia Countries, in May and November of each year.

MATERIAL WORLD
--------------

         Material World revenues totaled $37,502 for the period ended May 31, 2005. This is the first year that the Company acted as Material World's Global Pavilion Agent. Management also entered into a similar agreement with Material World for its September 2005 New York show. The Company records the revenues earned from Material World as tradeshow revenue in its consolidated financial statements.

OPERATING EXPENSES

         General and administrative expenses consist primarily of ASAP Global Sourcing show production costs, attendee marketing programs, exhibitors' promotion costs, and payroll related expenses. General and administrative expenses decreased by $34,379 or 2% to $1,512,972 for the eleven month period ended May 31, 2005 from $1,547,351 in the year ended June 30, 2004. Such increase was primarily attributed to there only being eleven months of fiscal 2005 compared to twelve months in fiscal 2004.

         Stock based compensation increased by $126,953 from fiscal 2004. Such an increase is due to the Company issuing 120,862 shares of common stock (on a post-Reverse Split basis) to certain employees and directors as a stock bonus, which was valued at $133,553 (based on the estimated fair value on the date of grant).

         Payroll and related benefit expense decreased by $149,972 or 20% to $609,693 due to our continued cost cutting efforts in lowering our headcount and there were only eleven months in fiscal 2005 compared to twelve months in fiscal 2004.

OTHER EXPENSE (INCOME)

         Under the equity method of accounting, the loss in overseas joint ventures was $9,341 for the year ended June 30, 2004. Each joint venture incurred significant development costs and amortization of the software acquired from the Company associated with infrastructure development and market branding. The Company invested in the joint ventures with proceeds received from the sales of its ISN software to the respective joint ventures. The revenue from the software sold was amortized over a 3-year period using straight-line amortization method and offset by negative goodwill. These joint ventures had net losses since inception and were formed during the Internet boom with a business model to attract subscribers to join the Company's ISN services. Since the Company's core business model changed from attracting paid subscribers for its ISN services to organizing trade shows and transaction sales, it was determined by the management that the investment was permanently impaired and as a result, the Company recorded an impairment charge of $720,460 during the year ended June 30, 2004. In addition, interest increased by $23,286 due to higher borrowings during the year, such borrowings were used in our operations.

NET LOSS

         The net loss for the eleven months ended May 31, 2005 decreased by $792,495 or 62% to $478,068 from $1,270,563 for the year ended June 30, 2004.
The decrease is mainly due to no impairment write-down on investment in overseas joint ventures and a reduction of operating expenses of approximately $64,000 and only eleven months of operations in the eleven month period ended May 31, 2005.

         Net loss per share decreased by $0.91 or 63% to $0.54 per share for the eleven month period ended May 31, 2005 from $1.45 for the year ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital deficit increased from a deficit of $536,088 at June 30, 2004 to $880,583 at May 31, 2005, primarily due to an increase in the line-of-credit from a shareholder of approximately $155,000 and an increase in accounts payable and accrued expenses of approximately $201,000. During the eleven month period ended May 31, 2005, the Company had average monthly general and administrative expenses (excluding non-cash compensation expenses) of approximately $127,000, excluding ASAP show production costs, as compared to $137,000 for fiscal year ended June 30, 2004. During the next twelve months, the Company will focus on the ASAP Global Sourcing show, buying trips and Material World trade show business model to generate more revenues. At May 31, 2005, the Company has current assets of approximately $236,000. With the net revenue from the ASAP Global Sourcing show, buying trips and Material World and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business for another 12 months.

         The Company accepted a revolving line-of-credit (the "Line") on September 15, 2004 from Frank Yuan, the Company's CEO and a significant shareholder, and his spouse, Vicky Yuan, which expires on February 1, 2006 and provides for borrowings up to a maximum of $500,000. The Line carries an interest rate of 8.0% per annum. The Line contained financial and non-financial covenants, which the Company was in compliance with at May 31, 2005. The balance as of May 31, 2005 was $395,000, with accrued and unpaid interest of $12,623. The balance of the Line at August 18, 2005 was $470,000, with accrued and unpaid interest of $ 7,133.

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

         The Company has no commitments to make capital expenditures for the fiscal year ending in the next twelve months.

         Over the next two to five years, the Company plans to utilize a combination of internally generated funds from operations and potential debt and equity financing to fund its long-term growth.

         The Report of Independent Registered Public Accounting Firm on our May 31, 2005 consolidated financial statements includes an explanatory paragraph stating that the Company has incurred recurring losses and has a working capital deficit of $880,583 at May 31, 2005, and that these factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do no include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock based compensation and the valuation of deferred taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue Recognition
-------------------

         Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION," outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. SAB 101 was amended and replaced by SAB 104. Management believes that the Company's revenue recognition policy conforms to SAB 104.

         Net revenues include amounts earned under product transaction sales, buying trips, subscriptions and trade show fees. Product transaction revenues are recorded in accordance with EITF 99-19 "REPORTING REVENUE GROSS AS A
PRINCIPAL VERSUS NET AS AN Agent." The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers. Due to the Company not bearing credit risk on all transactions, the Company records a portion of their revenue on a net basis. However, for financial reporting purposes the Company presents the details of gross transaction sales and related costs of sales in the accompanying consolidated statements of operations for all net transactions. The Company recognizes revenue from the ASAP Global Sourcing shows, which generates revenue through exhibitor booth sales, corporate sponsorship and advertising. The buying trip generates revenue through the participating buyers paying the Company. Company officials guide clients through various foreign countries in Asia to meet its local apparel manufacturers and share a portion of exhibition net revenues and revenue is recognized ratably over the duration of the buying trip. The Company also receives commissions for booths sold for the Material World shows foreign exhibitors net exhibitors fees income. Trade show and conference revenue is recognized in the accounting period in which the event is conducted. The Company also recognizes revenue from monthly subscription fees. Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees. Subscription and subscriber fees are recognized as revenue after the services have been provided.

Deferred Tax Asset Valuation
----------------------------

         The Company accounts for income taxes under Statement of Financial Accounting Standard ("SFAS") No. 109, "ACCOUNTING FOR INCOME TAXES." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management provides a valuation allowance for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Stock Based Compensation
------------------------

         Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB 25" clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements.

         Under Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transaction be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS
No.123, and supersedes APB 25. SFAS No.123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim period for the fiscal year ending May 31, 2007. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "EXCHANGES  OF
NONMONETARY  ASSETS,  AN  AMENDMENT  OF  APB  OPINION  NO.  29,  ACCOUNTING  FOR
NONMONETARY TRANSACTIONS." APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for the exchanges of nonmonetary assets that do not have commercial substance, that is, if the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We anticipate that SFAS No. 153 will not have a material impact on our financial statements.

         In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB issued FASB Staff Position ("FSP") FAS 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all manditorily redeemable non-controlling interest in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of manditorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003, that are outside the scope of FSP 150-3: and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

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

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES
----------------------------------------------

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's May 31, 2005 Form 10-KSB. Based upon that evaluation, our CEO and CFO concluded that, as of May 31, 2005, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, our CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in our internal controls over financial reporting.

Changes in Controls and Procedures
----------------------------------

         There were no significant changes made in our internal controls over financial reporting during the two month period ended May 31, 2005 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Limitations On the Effectiveness of Internal Control
----------------------------------------------------

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

ITEM 8B. OTHER INFORMATION
--------------------------

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

         Each of the following persons is a director and executive officers of the Company as of May 31, 2005. They will resign once the closing of the Investment by KI Equity occurs. The new director will be Kevin R. Keating, who will appoint such other directors as necessary.

         NAME                 AGE        POSITIONS HELD WITH COMPANY
         ----                 ---        ---------------------------
         Charles Rice          62        Director since 1996

         Deborah Shamaley      46        Director since 1996

         James Vandeberg       61        Director since 2001

         Frank S. Yuan         56        Chairman of the Board since 1996;
                                         Chief Executive Officer since 1996

         There are no family relationships among any of the directors and executive officers.

         The following sets forth certain biographical information concerning each director and executive officer:

         CHARLES RICE. Charles Rice, Senior International and Domestic buyer, is retired from Sears Roebuck and Montgomery Ward. His 30 plus years of buying experience, reputation, contacts and product sourcing knowledge bring the Company tremendous benefits and a head start in the retail industry. Mr. Rice holds a B.S. degree in business and economics from the University of Delaware.

         DEBORAH SHAMALEY. Deborah Shamaley, a chain store and apparel-jobbing entrepreneur, has 20 years of retail and wholesale apparel experience. Mrs. Shamaley co-founded The Apparel Group ("TAG"). TAG imported and sold women's apparel wholesale to more than 1,800 retailers including Nordstrom's, J.C. Penney's, Sears, and Burlington Coat Factory. TAG also owned and operated a 23 apparel store-chain under the name $11.99 Puff. Ms. Shamaley sold the company in 1996. Currently, Mrs. Shamaley is a franchise partner of a full service Italian restaurant chain called "Johnny Carino's Country Italian," for 25 locations. Mrs. Shamaley has also been involved in Shamaley Ford car dealership, one of the largest in El Paso, Texas since 1995.

         JAMES VANDEBERG. James Vandeberg has been an attorney in private practice specializing in corporate finance for the past 11 years. He brings more than 20 years of Corporate Counsel and Secretary experience to the Company. He has significant experience advising both internet and retail companies on securities, financings, mergers and acquisitions, and general corporate matters, including IPO's, SEC compliance, and investor relations' issues. His retail experience includes 14 years as Corporate Counsel and Secretary at the former Carter Hawley Hale Stores, a holding company for the multi-billion dollar department and specialty retail stores which operated under the names: The Broadway, Neiman Marcus, Contempo Casuals, Emporium, Weinstock's, Bergdorf Goodman, Holt Renfrew - Canada, Waldenbooks, John Wanamaker, Thalhimers, and Sunset House. In addition, Mr. Vandeberg serves on the board of directors for Information Highway.com, Inc. (OTC: BB IHWY), IAS Communications, Inc. (OTC: BB IASCA), and REGI US, Inc. (OTC: BB RGUS). He received his B.A. in accounting from the University of Washington and his J.D. from New York University.

         FRANK S. YUAN. Combining decades of experience in the apparel, banking, real estate, insurance and computer industries, Frank Yuan has developed and started multiple new ventures in his 30 plus years as an immigrant in the United States. Before the Company, Mr. Yuan founded multi-million dollars of business in men's apparel private label & wholesale company, a "Knights of Round Table" sportswear line, a "Uniform Code" sweater line, and men's clothing retail store chain. Mr. Yuan also founded UNI-Fortune, a real-estate development company, and co-founded United National Bank, Evertrust Bank, Western Cities Title Insurance Company and Serv-American National Title Insurance. Mr. Yuan received a B.A. degree in economics from Fu-Jen Catholic University in Taiwan and a M.B.A. degree from Utah State University.

                          BOARD MEETINGS AND COMMITTEES

         The Board of Directors has, as standing committees, an Executive Committee, a Compensation Committee and an Audit Committee. During the fiscal year ended May 31, 2005, the Board of Directors held one regular meeting and four special meetings. All directors attended 80% or more of the total meetings of the Board and committees of the Board on which they served.

         The Executive Committee consists of Frank Yuan, Charles Rice and Deborah Shamaley. The Executive Committee has authority to take any action other than appointment of auditors, election and removal of directors and appointment of officers, which can be taken only by the entire Board. During the fiscal year ended May 31, 2005, the Executive Committee held one meeting.

         The Compensation Committee consists of Deborah Shamaley, Frank Yuan and Charles Rice. The principal functions of the Compensation Committee are to establish the compensation of executive officers, review management organization and development, review significant employee benefit programs and administer the Company's Stock Option Plans. The Compensation Committee held one meeting during the fiscal year ended May 31, 2005.

AUDIT COMMITTEE REPORT

         The Audit Committee held two meetings during fiscal year 2005. The consolidated financial statements of the Company for fiscal year ended May 31, 2005, have been audited by Corbin and Company as the Company's independent auditors.

         The Company does not have a Nominations Committee. The Board of Directors, as a whole, identifies and screens candidates for membership on the Company's Board.

         The Audit Committee is governed by a written charter, a copy of which charter was filed with the Company's Proxy Statement for the annual meeting of shareholders on May 16, 2005 as Appendix A (Page A-1). The Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each quarterly period and reviews and evaluates our internal control functions. The Audit Committee was established by the directors of Cyber Merchants Exchange, Inc. on August 9, 2000. Charles Rice serves as the Audit Committee Chairman. Mr. Rice is an independent audit committee member according to the definition used by NASDAQ for audit committee independence, and is an audit committee qualified financial expert. James Vandeberg and Deborah Shamaley are other members of the audit committee.

         Directors and officers of the Company are required by Section 16 of the Securities Exchange Act of 1934 to report to the Securities and Exchange Commission their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. To the best of the Company's knowledge, for the period July 1, 2004 to May 31, 2005, all reports were filed on a timely basis.

CODE OF ETHICS

         For the period ended May 31, 2005, the Company did not have formal written values and ethical standards. However, the Company's management does communicate values and ethical standards during company wide meetings.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the compensation we have paid to each executive officer and all executive officers as a group, for the eleven months ended May 31, 2005, annual compensation, including salary and bonuses paid by the Company to the Chief Executive Officer. No other executive officers received more than $100,000 in the 11-month period ended May 31, 2005. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

         The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted for the 11-month period ended May 31, 2005.

SUMMARY COMPENSATION TABLE
--------------------------

                                                                       Long Term Compensation
                                                                       -----------------------------  ------------
                            Annual Compensation                        Awards                         Payouts
--------------------------  -----------------------------------------  -----------------------------  ------------  ---------------
Name                                                    Other                         Securities
and                                                     Annual         Restricted     Underlying
Principal                                               Compensation   Stock          Options/        LTIP          All Other
Position         Year       Salary ($)     Bonus ($)    ($)            Award(s) ($)   SARs (#) (1)    Payouts ($)   Compensation ($)
--------------------------  -----------------------------------------  -----------------------------  ------------  ---------------
Yuan, Frank      2005       $137,500           N/A      $0              $42,943(2)        N/A             N/A        $0
(CEO)            2004       $150,000           N/A      $0                  N/A         185,000           N/A        $0
                 2003       $150,000           N/A      $0                  N/A          5,000            N/A        $0
                 2002       $150,000           N/A      $0                  N/A          5,000            N/A        $0
--------------------------  -----------------------------------------  -----------------------------  ------------  ---------------

      (1) Consists of grants of stock options under the C-Me's 1996, 1999, and 2001 Stock Option Plans. All the stock options were cancelled during fiscal 2005.

      (2)   Consists of value of stock bonus.

COMPENSATION OF DIRECTORS
-------------------------

         All outside directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as directors of the Company and do not receive any payroll.

         The Company has compensated its directors with stock options for their service as directors. Prior stock options granted and vested under C-Me's 1996, 1999 and 2001 Stock Option Plans were cancelled during fiscal 2005. The value of the Stock Bonus issued to the directors of the Company effective May 31, 2005 approximated $93,000.

         In order to provide incentive compensation for ASAP's employees and directors, ASAP intends to adopt a stock option plan for employees and members of the Board of Directors. There will be 2,000,000 shares of common stock of ASAP available for grant pursuant to such plan. There are no current plans for the issuance of stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth as of August 25, 2005 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares;
(ii) each shareholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. The individuals listed in the table are accessible at the following address: 4349 Baldwin Ave., Unit A, El Monte, and CA. 91731. As of August 25, 2005, there were 1,014,880 shares of the Company's common stock issued and outstanding.

                             PRINCIPAL STOCKHOLDERS
---------------------------------------------------------------------------------------
                                            AMOUNT AND NATURE OF   PERCENTAGE OF COMMON
NAME                                          BENEFICIAL OWNER      SHARES OUTSTANDING
---------------------------------------------------------------------------------------
(I) DIRECTORS AND EXECUTIVE OFFICERS
---------------------------------------------------------------------------------------
Frank S. Yuan - CEO and Chairman                   341,334               33.6%
---------------------------------------------------------------------------------------
James Vandeberg, Director                           10,000                1.0%
---------------------------------------------------------------------------------------
Deborah Shamaley, Director                          50,294                5.0%
---------------------------------------------------------------------------------------
Charles Rice, Director                              22,058                2.2%
---------------------------------------------------------------------------------------
Luz Jimenez - Controller                             7,765                0.8%
---------------------------------------------------------------------------------------
(II) ALL DIRECTORS AND OFFICERS AS A GROUP         431,451               42.6%
---------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The Company had a revolving $500,000 line of credit with Frank Yuan and Vicky Yuan. The line of credit bears interest at 8% per annum and expires in February 2006. The line of credit has been terminated and assumed by ASAP.

ITEM 13. EXHIBITS
-----------------

EXHIBIT NUMBER    DESCRIPTION
--------------    -----------
2.1*****          Amended and  Restated  Securities  Purchase  Agreement,  dated
                  August 25, 2005

2.2*****          Transfer and Assumption Agreement dated as of May 31, 2005

3.1*              Articles of Incorporation

3.2*              Bylaws

4.1**             Lock-Up Agreement

4.2****           Specimen Stock  Certificate  for Shares of Common Stock of the
                  Company

4.3* Warrant expiring October 15, 2002 issued by the Company to Burlington Coat Factory Warehouse Corporation on October 15, 1997

EXHIBIT NUMBER    DESCRIPTION
--------------    -----------
4.4****           Warrant  expiring  February  10, 2004 issued by the Company to
                  Imperial Bank on February 10, 1999

4.5*** Warrant expiring May 25, 2005 issued by the Company to Factory 2-U on May 25, 2000

10.1*             Lease of registrant's facilities

10.2*             Participation Agreement with Burlington Coat Factory Warehouse
                  Corporation

10.3*             Contract with Family Bargain Corporation

10.4*             1996 World Wide Magic Net, Inc. Stock Option Plan

10.5****          1999 Stock Option Plan

10.6****          2001 Stock Option Plan

10.7****          Software Sales Agreement to Global Purchasing Dotcom

10.8****          Software Sales Agreement to eSEA Co., LTD

10.9****          Software Sales Agreement to C-Me Taiwan

10.10****         Joint  Venture  Agreement  with  Good  Support  International,
                  Limited

10.11****         Joint Venture Agreement with Vickem Patana Co., Ltd.

10.12****         Joint Venture Agreement with Abest Tech Company, Ltd.

10.13****         Factory 2-U Stores,  Inc. - Joint  Marketing  and  Cooperation
                  Agreement

21.1              List of Subsidiaries

31.1 Rule 13a-14(a) Certification of Chief Executive Officer 31.2 Rule 13a-14(a) Certification of Chief Financial Officer

32.1              Section 1350 Certification of Chief Executive Officer

32.2              Section 1350 Certification of Chief Financial Officer

*        Filed  on May 6,  1999  as an  exhibit  to the  Company's  Registration
         Statement  on  Form  SB-2  (File  No.  333-60487),   as  amended,   and
         incorporated herein by reference.

** Filed on January 27, 2000 as an exhibit to a report by the Company on a Form 8-A and incorporated herein by reference.

*** Filed on July 18, 2000 as an exhibit to a report by the Company on a Form 8-K dated June 30, 2000 and incorporated herein by reference.

**** Filed on September 29, 2000 as an exhibit to the Company's report on Form 10-KSB for the fiscal year ended June 30, 2000 and incorporated herein by reference.

***** Filed on August 26, 2005 as an exhibit to a report by the Company on a Form 8-K dated August 25, 2005 and incorporated herein by reference.

ITEM 13b. REPORTS ON FORM 8-K
-----------------------------

A report on a form 8-K was filed May 19, 2005 relating to Item 5.03 change in fiscal year.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered                        2005           2004
-------------------------                        ----           ----
Audit Fees                                      39,000         41,000
Audit-Related Fees                              14,900         3,500
Tax Fees                                           0             0
All Other Fees                                     0             0

         Audit related services include fees incurred during the period ended May 31, 2005 related to the Company's distribution of the ASAP shares.

Pre-approval Policies and Procedures
------------------------------------

         The Audit Committee has sole authority to approve any audit and significant non-audit services to be performed by its independent accountants. Such approval is required prior to the related services being performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      CYBER MERCHANTS EXCHANGE, INC.

      By:  /s/ Frank S. Yuan
           ---------------------------------------
           Frank S. Yuan
           Chief Executive Officer and Director

      Date: August 26, 2005
            --------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By:  /s/ Frank S. Yuan                               Date: August 26, 2005
           ----------------------------------------              ---------------
           Frank S. Yuan
           Chief Executive Officer and Director

      By:  /s/ Charles Rice                                Date: August 26, 2005
           ----------------------------------------              ---------------
           Charles Rice
           Director

      By:  /s/ Deborah Shamaley                            Date: August 26, 2005
           ----------------------------------------              ---------------
           Deborah Shamaley
           Director

      By:  /s/ James Vandeberg                             Date: August 26, 2005
           ----------------------------------------              ---------------
           James Vandeberg
           Director

                         CYBER MERCHANTS EXCHANGE, INC.

---------

Reports of Independent Registered Public Accounting Firms              F-1 - F-2

Financial Statements

         Consolidated Balance Sheet as of May 31, 2005                       F-3

         Consolidated Statements of Operations for the eleven month
         period ended May 31, 2005 and the year ended June 30, 2004          F-4

         Consolidated Statements of Shareholders' Deficit for the eleven
         month period ended May 31, 2005 and the year ended June 30, 2004    F-5

         Consolidated Statements of Cash Flows for the eleven month
         period ended May 31, 2005 and the year ended June 30, 2004          F-6

         Notes to Consolidated Financial Statements                          F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

TO THE BOARD OF DIRECTORS
CYBER MERCHANTS EXCHANGE, INC.

We have audited the accompanying consolidated balance sheet of CYBER MERCHANTS EXCHANGE, INC. and subsidiary (the "Company") as of May 31, 2005, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the eleven-month period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CYBER MERCHANTS EXCHANGE, INC. and subsidiary as of May 31, 2005, and the results of their operations and their cash flows for the eleven-month period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, and has a working capital deficit of $880,583 and a shareholders' deficit of $869,215 at May 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Corbin & Company, LLP
Irvine, CA
August 18, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cyber Merchants Exchange, Inc.

We have audited the accompanying statements of operations, shareholders' deficit and cash flows of Cyber Merchants Exchange, Inc. (the "Company") for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cyber Merchants Exchange, Inc. for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
September 3, 2004

                         CYBER MERCHANTS EXCHANGE, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2005

ASSETS

Current assets:
   Cash                                                           $     69,866
   Accounts receivable                                                 100,893
   Prepaid expenses                                                     64,754
                                                                  ------------
Total current assets                                                   235,513

   Other assets                                                         11,368
                                                                  ------------

Total assets                                                      $    246,881
                                                                  ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                          $    421,480
   Deferred revenue                                                    186,993
   Loan payable                                                        100,000
   Line-of-credit and interest payable to shareholder                  407,623
                                                                  ------------
   Total current liabilities                                         1,116,096
                                                                  ------------

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, no par value, 10,000,000 shares authorized,
     no shares issued and outstanding                                       --
   Common stock, no par value; 40,000,000 shares
     authorized; 1,014,880 shares issued and outstanding            10,128,940
   Additional paid-in capital                                        3,631,061
   Accumulated deficit                                             (14,629,216)
                                                                  ------------

Total shareholders' deficit                                           (869,215)
                                                                  ------------

Total liabilities and shareholders' deficit                       $    246,881
                                                                  ============

   The accompanying notes are an integral part of these financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE ELEVEN-MONTH PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

                                                   05/31/2005     06/30/2004
                                                  -----------    -----------
Revenues:
   Transaction apparel sales                      $   315,493    $ 1,352,601
   Cost of transaction sales                          247,186      1,244,400
                                                  -----------    -----------
   Net revenue from transaction sales                  68,307        108,201
   Tradeshow revenue                                1,464,941      1,663,274
   Buying trip                                        259,907             --
                                                  -----------    -----------

Net revenue                                         1,793,155      1,771,475
                                                  -----------    -----------

Operating expenses:
   General and administrative                       1,512,972      1,547,351
   Payroll and related benefits                       609,693        759,665
   Stock-based compensation                           133,553          6,600
   Depreciation and amortization                           --          6,902
                                                  -----------    -----------
Total operating expenses                            2,256,218      2,320,518
                                                  -----------    -----------
Loss from operations                                 (463,063)      (549,043)
                                                  -----------    -----------
Other expense (income):
   Equity in net losses in investments in
      overseas joint ventures                              --          9,341
   Impairment write-down on investments in
       overseas joint ventures                             --        720,460
   Interest expense (income), net                      14,205         (9,081)
                                                  -----------    -----------
Total other expense                                    14,205        720,720
                                                  -----------    -----------
Loss before income taxes                             (477,268)    (1,269,763)

Income taxes                                              800            800
                                                  -----------    -----------
Net loss                                          $  (478,068)   $(1,270,563)
                                                  ===========    ===========
Basic and diluted net loss available to common
   shareholders per share                         $     (0.54)   $     (1.45)
                                                  ===========    ===========
Weighted-average number of common shares
   outstanding  basic and diluted                     879,499        879,138
                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

                               Common Stock                    Additional                       Total
                               ---------------------------     Paid-In         Accumulated      Shareholders'
                               Shares          Amount          Capital         Deficit          Deficit
                               ------------    ------------    ------------    ------------     ------------
     Balance, June 30, 2003         879,138    $  9,995,387       3,624,461    $(12,880,585)    $    739,263

   Stock-based compensation
        for warrants issued              --              --           6,600              --            6,600

                   Net loss              --              --              --      (1,270,563)      (1,270,563)
                               ------------    ------------    ------------    ------------     ------------

     Balance, June 30, 2004         879,138       9,995,387       3,631,061     (14,151,148)        (524,700)

Issuance of common stock as
               compensation         120,862         133,553              --              --          133,553

   Issuance of common stock
      for fractional shares
          and round lots in
    connection with reverse
                      split          14,880              --              --              --               --

                   Net loss              --              --              --        (478,068)        (478,068)
                               ------------    ------------    ------------    ------------     ------------

      Balance, May 31, 2005       1,014,880    $ 10,128,940    $  3,631,061    $(14,629,216)    $   (869,215)
                               ============    ============    ============    ============     ============

   The accompanying notes are an integral part of these financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

                                                                     ---------------------------
                                                                     05/31/05        06/30/04
                                                                     -----------     -----------
Cash flows from operating activities:
   Net loss                                                          $  (478,068)    $(1,270,563)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                           --           6,902
      Accrued interest                                                    12,623              --
      Equity in losses on investments in overseas joint ventures              --           9,342
      Impairment write-down on investment in overseas joint
         ventures                                                             --         720,460
      Compensation expense for warrants granted                               --           6,600
      Estimated fair value of common stock issued as compensation        133,553              --
      Changes in operating assets and liabilities:
          Accounts receivable                                            (84,831)         73,739
           Inventory                                                          --         189,364
           Prepaid expenses and other assets                              (6,333)        (32,049)
          Accounts payable and accrued expenses                          200,710         (52,357)
          Deferred revenue                                                22,248         (42,194)
                                                                     -----------     -----------
Net cash used in operating activities                                   (200,098)       (390,756)
                                                                     -----------     -----------
Cash flows from investing activities:
   Proceeds from maturity of certificates of deposit                          --         100,000
                                                                     -----------     -----------
Cash flows from financing activities:
   Proceeds from loan payable                                            100,000              --
   Proceeds from borrowings on line-of-credit from shareholder           495,000         252,000
   Repayments of borrowings on line-of-credit from shareholder          (352,000)             --
                                                                     -----------     -----------
Net cash provided by financing activities                                243,000         252,000
                                                                     -----------     -----------
Net increase (decrease) in cash                                           42,902         (38,756)

Cash, beginning of period                                                 26,964          65,720
                                                                     -----------     -----------
Cash, end of period                                                  $    69,866     $    26,964
                                                                     ===========     ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period:
     Interest                                                        $     3,196     $       528
                                                                     ===========     ===========
     Income taxes                                                    $       800     $       800
                                                                     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Cyber Merchants Exchange ("C-Me" or the "Company") was incorporated in July 1996 under the laws of the State of California. In July 1999, C-Me raised approximately $3.2 million through its initial public offering. On June 30, 2000, the Company raised an additional $6.3 million in a private placement offering subscribed by 30 high net-worth Chinese investors. The Company is currently listed on the Over The Counter Bulletin Board under the symbol CMXG, and is a fully reporting public company.

         C-Me's value to global suppliers and buyers in the manufacturing, wholesaling and retailing clothing business lies in its capabilities as an intermediary for the industry. The Company believes it has built a foundation to meet today's ever-changing international trading landscape.

         The Apparel Sourcing Association Pavilion Trade Show ("ASAP Show") is a natural extension of C-Me's core business on-line model. ASAP Show is a global apparel and textile sourcing show that brings leading manufacturers from around the world to one venue to meet, greet and sell to buyers. In the past eight years, C-Me has created a comprehensive base of manufacturers from around the world. Through C-Me's network, the Company believes that a significant number of international manufacturers will exhibit at the ASAP Show twice a year in Las Vegas, Nevada.

         Effective for fiscal 2005, the Company changed its fiscal year end from June 30 to May 31. The following table presents information for the eleven month periods ended May 31, 2005 and 2004:

                          5/31/05          5/31/04
                         ----------     ------------
                                         (UNAUDITED)

Revenues, net            $1,793,155     $ 1,754,826
                         ==========     ===========
Loss from  operations    $ (463,063)    $  (532,628)
                         ==========     ===========
Income tax               $      800     $       800
                         ==========     ===========
Loss per share           $    (0.54)    $     (1.44)
                         ==========     ===========

REORGANIZATION

         The shareholders have approved a reorganization of the Company (the "Reorganization"), summarized as follows:

         1. The Company entered into an amended and restated Securities Purchase Agreement ("SPA") with KI Equity Partners II, LLC ("KI Equity") effective as of August 25, 2005;

         2. The Company issued a stock bonus to current shareholders of 120,862 shares of the Company's common stock, on a post-Reverse Split basis, effective May 31, 2005 (the "Stock Bonus");

         3. The Company effected a one for eight and one-half (1-for-8.5) reverse stock split of the Company stock (the "Reverse Split") with special treatment to preserve round lot stockholders, effective July 18, 2005;

         4. The Company transferred of all of the assets and liabilities (the "Transfer") to ASAP Show Inc., a wholly owned subsidiary of the Company ("ASAP") effective May 31, 2005 pursuant to a

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Transfer and Assumption Agreement ("Transfer Agreement");

         5. On or about August 25, 2005, the Company will issue 8,626,480 shares of common stock of ASAP, representing all of the outstanding shares of ASAP, to the Company's shareholders of record on August 18, 2005 on a pro rata basis (the "Distribution"); and

         6. The sale of 7,104,160 shares of common stock of the Company to KI Equity for $415,000 (the "Investment").

See Note 2 for further details of the Reorganization

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing operations.

         At May 31, 2005, the Company has an accumulated deficit of approximately $14,629,000, negative working capital of approximately $881,000 and a lack of profitable operational history. The Company hopes to continue to increase revenues from the continued growth of their ASAP Show. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

         The Company's success is dependent upon numerous items, certain of which are the successful growth of revenues from its products and services and its ability to obtain new customers/exhibitors in order to achieve levels of revenues adequate to support the Company's current and future cost structure, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations.

         The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

REVERSE STOCK SPLIT

         On July 18, 2005, the Company effected a one for eight and one-half (1-for-8.5) reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and related per share amounts has been restated within these consolidated financial statements to reflect the reverse stock split. In connection with the reverse split, the Company issued 14,880 shares for fractional shares and round lots, which are reflected as an issuance of shares in fiscal 2005 in the accompanying statement of shareholders' deficit.

RECLASSIFICATIONS

Certain prior period information has been reclassified to conform to the current period presentation.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Cyber Merchants Exchange, inc. and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts, valuation of stock based compensation and the valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

         The Company operates in a highly competitive trade show and high-technology environment that is subject to government regulation and rapid change. The Company's operations are subject to significant risk and uncertainties including financial, operational and other risks associated with the business, including the potential risk of business failure.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

         Certain financial instruments, principally accounts receivable, potentially subject the Company to credit risks. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains an allowance for doubtful receivables and sales returns based upon factors surrounding the credit risk of specific customers, historical trends and the Company's estimate of future product returns. As of the balance sheet date, no allowance is required nor provided against these receivables, which are deemed to be collectible in the normal course of business. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

         There were no significant sales concentrations for fiscal 2005 or 2004 nor accounts receivable concentrations at May 31, 2005.

INVESTMENTS IN OVERSEAS JOINT VENTURES

          Investments in overseas joint ventures were accounted for under the equity method (see Note 4). All such investment balances were fully impaired and written off during fiscal 2004.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation of property and equipment was calculated on the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements were amortized over the shorter of the amortized useful lives or the lease term.

         Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

         Property and equipment was fully depreciated at June 30, 2004.

REVENUE RECOGNITION

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

         Net revenues include amounts earned under transaction sales, trade shows, Buying Trips, Material World and subscription fees.

Transaction Sales
-----------------

         Transaction revenues are recorded in accordance with Emerging Issues Task Force Issue No. ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent." The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         For financial reporting purposes, the Company presents the details of gross transaction sales and related costs of sales in the accompanying statements of operations.

Trade Shows
-----------

         Trade Shows generate revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is typically collected in advance, deferred and then recognized at the time of the related trade show. The Company organizes two trade shows per year in February and August in Las Vegas.

Buying Trips
------------

         Buying Trips generate revenue through the participating buyers ("Buyers") paying for the Company's assistance during the travel through various foreign countries in Asia to meet local apparel manufacturers. The Company receives a portion of exhibition net revenues collected by the oversea government's trade promotion agencies located in the various cities which were visited by the Buyers (we do not share any losses, if any). The first May 2005 ASAP China Buying Trip's revenue is recognized ratably during the period in which the event is conducted. Management is planning to conduct buying trips to China in May and to Southeast Asia countries in November each year.

Material World
--------------

         The Company shares Material World's foreign exhibitors' net exhibitors fees income which are derived through Company introduction (we do not share in losses, if any). Material World's net revenue is recognized in the accounting period in which the event is conducted. Material World conducts two trade shows per year, i.e. April and September.

Subscription Fees
-----------------

         The Company also recognizes revenue from monthly subscription fees. Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees. Subscription and subscriber fees are recognized as revenue after the services have been provided. Subscription fees were insignificant for fiscal 2005 and 2004.

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

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
------------

         The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

Stock-based Compensation
------------------------

         The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

         SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

         SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         The adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         At May 31, 2005, the Company has three stock-based employee compensation plans (see Note 7). During the fiscal periods ended May 31, 2005 and June 30, 2004, no stock option-based compensation expense was recognized in the accompanying statements of operations for options issued to employees below market value pursuant to APB No. 25. No other stock option-based employee compensation cost is reflected in the 2005 and 2004 consolidated statements of operations, as all other options granted in 2005 and 2004 under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant.

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                               Eleven Month
                                               Period ended     Year ended
                                                 05/31/05        06/30/04
                                               -----------     -----------
Net loss, as reported                          $  (478,068)    $(1,270,563)
    Deduct: total stock-based employee
    compensation expense determined under
    fair value based method for all awards         (67,000)        (57,000)
                                               -----------     -----------
    Pro-forma net loss                         $  (545,068)    $(1,327,563)
                                               ===========     ===========
Basic and diluted net loss per share:
    As reported                                $     (0.54)    $     (1.45)
                                               ===========     ===========

    Pro-forma                                  $     (0.62)    $     (1.51)
                                               ===========     ===========

Loss Per Share
--------------

Under SFAS No. 128, "Earnings per Share," basic loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (totaling zero and 67,706 shares at May 31, 2005 and June 30, 2004, respectively, based on the Treasury Stock method). Because the Company has incurred net losSES, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Fair Value
----------

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash, accounts receivable, accounts payable, accrued expenses, deferred revenues, loan payable and the line-of-credit from shareholder approximate their fair values due to the short-term maturities of those financial instruments.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising
-----------

         The Company expenses the cost of advertising when incurred as general and administrative expenses. Advertising expenses were approximately $154,900 and $79,000 for fiscal 2005 and 2004, respectively. The advertisement costs are primarily to promote ASAP Global Sourcing Show awareness and to attract buyers to attend the show.

Segments of an Enterprise and Related Information
-------------------------------------------------

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" dictates the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 9).

Accounting for Web Site Development Costs
-----------------------------------------

         EITF No. 00-2, "Accounting for Web Site Development Costs" states that for specific web site development costs, the accounting for such costs should be accounted for under Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Web site maintenance costs incurred and expensed under general and administrative expenses in the accompanying statements of operations were insignificant to the Company for the periods ended May 31, 2005 and June 30, 2004.

Recent Accounting Pronouncements
--------------------------------

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transaction be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No.123, and supercedes APB No.
25. SFAS No.123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim period for the fiscal year ending May 31, 2007. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "Exchanges  OF
NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for the exchanges of nonmonetary assets that do not have commercial substance, that is, if the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We anticipate that SFAS No. 153 will not have a material impact on our financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB issued FASB Staff Position ("FSP") FAS 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all manditorily redeemable non-controlling interest in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of manditorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003, that are outside the scope of FSP 150-3: and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public
Accountants, and the Securities and Exchange Commission did not or are not believed by Management to have a material impact on the Company's present or future financial statements.

NOTE 2 - REORGANIZATION

Securities Purchase Agreement
-----------------------------

         On November 19, 2004 the Company entered into the SPA with Keating Reverse Merger Fund, LLC ("KRM Fund") and Frank Yuan, the current Chairman of the Board and Chief Executive Officer of the Company ("Yuan") providing for the investment by KRM Fund of $425,000 (the "Investment") in the Company in exchange for 7,000,000 shares of the Company's common stock. The SPA was amended and restated effective August 25, 2005 to, among other things, change the Investment to $415,000, change the number of shares to be purchased to 7,104,160, and substitute KI Equity for KRM Fund. The Investment by KI Equity will be used satisfy certain liabilities assumed by ASAP with any remaining funds being used to provide ASAP with working capital to grow its trade show business. The Reorganization will allow the shareholders of the Company to participate in the growth of the trade show business through the spin-off of ASAP, which owns and operates the trade show business (see below). Following the Reorganization and spin off of ASAP, the Company will be majority owned by KI Equity and will seek a business combination with an operating company.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 2 - REORGANIZATION (CONTINUED)

Stock Bonus
-----------

         The Company issued 120,862 shares (on a post-Reverse Split basis) to certain key employees and directors of the Company effective May 31, 2005. The Stock Bonus was not subject to shareholder approval. The individuals receiving the Stock Bonus previously had stock options in the Company which were cancelled as part of the Stock Bonus and Reorganization. In addition, the Company terminated all of its stock option plans, and all outstanding stock options were cancelled. In addition, the employees have not received any significant pay increases in recent years. Directors have never been paid fees for services on the Board. The intent of the issuance of the Stock Bonus was to partially compensate these individuals for their significant contributions to the Company since employees did not receive any significant pay increases in recent years and outside directors were never paid for services on the Board.

Reverse Split
-------------

         After the issuance of the Stock Bonus, the Company had 8,500,000 shares outstanding at May 31, 2005. The Company effected the one-for-eight and one-half share Reverse Split on a record date of July 18, 2005. The Reverse Split allows for special treatment of certain shareholders to preserve round lot (100 shares or more) shareholders, which the Company believes will make it more attractive for a subsequent business combination with an operating company. Under the terms of the Reverse Split, shareholders holding between 100 and 850 shares received 100 shares after the Reverse Split. Shareholders holding less than 100 common shares were not affected by the Reverse Split. No special treatment was given to shareholders holding more than 850 shares; however, they will receive a full common share for any fractional share interest created by the Reverse Split. There are no tax consequences to shareholders as a result of the Reverse Split. Upon giving effect to the Reverse Split, the Company has 1,014,880 shares outstanding as of August 25, 2005.

Asap Show, Inc.
---------------

         The Company formed ASAP on December 1, 2005. ASAP is a wholly owned subsidiary of the Company and owns all 8,626,480 shares of ASAP's common stock currently outstanding. The officers and directors of ASAP are the same as the officers and directors of the Company.

         Since the Transfer, ASAP continued to focus on operating the trade show business previously operated by the Company. The Investment contemplated as part of the Reorganization will be used to pay the liabilities of the Company that were assumed by ASAP under the Transfer Agreement. ASAP will continue to operate its trade show twice a year in Las Vegas, four shows in China, and manage Material World Global Pavilion in Miami, FL and New York. As part of the Transfer Agreement, ASAP has assumed a revolving $500,000 line of credit from Frank Yuan and his wife (the "Yuan Line of Credit"). Frank Yuan and his wife consented to the assumption of the Yuan Line of Credit and released the Company from any and all liabilities thereunder. The Yuan Line of Credit has an outstanding balance as of August 18, 2005 of $477,133, including accrued interest of $7,133, bears interest at 8% per annum, and expires in February 2006. With the payment of liabilities with the Investment, the expected cash flow generated from the trade shows and the Yuan Line of Credit, ASAP believes it will have sufficient cash resources to grow its business and meet the liabilities and obligations with respect to its operations through at least December 2005.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 2 - REORGANIZATION (CONTINUED)

As a further condition of the Investment, the Company and ASAP entered into the Transfer Agreement effective May 31, 2005 whereby all of the assets of the Company were transferred to ASAP and all liabilities, obligations and contracts of the Company (known and unknown, fixed or contingent or otherwise) were assumed by ASAP ("Assumed Liabilities"). In exchange the Company received 8,626,480 shares of ASAP common stock. Any third party consents to the assumption of contracts by ASAP will be obtained prior to closing of the SPA and the Investment. ASAP and Frank Yuan have agreed to indemnify and hold the Company harmless from any loss, costs or damages incurred by the Company with respect to the Assumed Liabilities ("Indemnity Claims"). As a condition of the Investment, the Company must have no liabilities, obligations, debts, contracts or agreements of any kind or nature.

         In order to provide incentive compensation for ASAP's employees and directors, following the Distribution, ASAP will adopt a stock option plan for employees and members of the Board of Directors. There will be 2,000,000 shares of common stock of ASAP available for grant pursuant to such stock option plan. There are no current plans for the issuance of stock options.

Distribution
------------

         On or about August 25, 2005, the Company will issue the 8,626,480 shares of ASAP to the Company's shareholders of record on August 18, 2005 on a pro-rata basis (see below).

         Immediately prior to the Distribution, ASAP will file a Form 10-SB with the Securities and Exchange Commission (the "SEC") to register the shares of ASAP's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which will subject ASAP to the reporting requirements of the Exchange Act. The Distribution will be paid to U. S. Stock Transfer Corporation as depository agent for ASAP's shareholders. The ASAP shares will be held by the depository agent until such time as the Form 10-SB has become effective and all comments from the SEC have been cleared. At that time, the certificates representing ASAP shares will be disbursed by the depository agent to ASAP's shareholders. Following disbursement of the ASAP shares, ASAP intends to make available information that will allow a broker to file a Form 15c2-11 to post a quotation and obtain a trading symbol for the shares of ASAP on the OTC BB. The ASAP shares distributed as part of the Distribution will be freely tradable, subject to certain restrictions applicable to insiders and affiliates, once the Form 10-SB has become effective and all comments of the SEC have been cleared.

         The distribution will be taxable to the Company's shareholders.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 2 - REORGANIZATION (CONTINUED)

Investment
----------

         The closing of the transactions contemplated by the SPA and the Investment will occur after the Distribution. Pursuant to the Investment, the Company will issue 7,104,160 shares of common stock to KI Equity for $415,000. The proceeds of the Investment will be used to satisfy liabilities that were assumed by ASAP as part of the Transfer and any other liabilities of the Company, which will be applied to all third party liabilities which existed at May 31, 2005 and any remaining funds being transferred to ASAP, less $50,000 which the Company will hold in reserve for a period of six months following the closing of the SPA to satisfy any Indemnity Claims.

Accounting Treatment
--------------------

         The Company will account for the Reorganization as a reverse spinoff in accordance with the Emerging Issues Task Force Issue No. ("EITF") 02-11, "ACCOUNTING FOR REVERSE SPINOFFS." In a reverse spinoff, the legal spinnee
(ASAP) is treated as though it were the spinnor for accounting purposes. Reverse spinoff accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the consolidated financials statements. Under this treatment, the historical financial statements of the Company will be the historical financial statements of ASAP. In making its determination, the Company considered the following indicators, among others:

      o the accounting spinnor (legal spinnee, ASAP) is larger than the accounting spinnee (legal spinnor, C-ME);

      o the fair value of the accounting spinnor (legal spinnee) is greater than that of the accounting spinnee (legal spinnor);

      o the accounting spinnor (legal spinnee) retains the senior management of the formerly combined entity; and

      o     the accounting spinnor (legal spinnee) retains senior management.

NOTE 3 - AGREEMENT WITH CIT

         On October 19, 2000, the Company and CIT Commercial Services ("CIT") entered into a factoring agreement. Under the agreement, the Company sells and assigns to CIT certain accounts receivable, as defined, arising from transaction sales. CIT assumes the credit risk on a non-recourse basis on each account approved. For each sales transaction assigned to CIT for collection, CIT charges 1.5% of the assigned invoice value as their factoring fee. The amount of factoring fees incurred by the Company during fiscal 2005 and 2004 were insignificant. CIT and the Company cancelled the factoring and commission agreement by mutual consent and released each other's responsibilities and liabilities thereunder. ASAP management will enter a similar factoring and commission agreement with CIT when ASAP has more resources ready to promote this GFP business.

NOTE 4 - INVESTMENTS IN OVERSEAS JOINT VENTURES

         On December 22, 1999, the Company entered into an agreement to form a joint venture in Taiwan named C-Me Technology Co., Ltd. ("C-Me Taiwan") to facilitate the buying and selling activities between U.S.-based retailers and Taiwan-based exporters through the Company's web-based communication system. The Company invested $300,000 (which was used to purchase software back from the Company, see below) for a 30% interest in February 2000 and accounts for this investment under the equity method. The Company invested an additional $200,000 for an additional 10% interest in May 2001. For the year ended June 30, 2004, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of approximately $4,000, based on the Company's equity ownership percentage.

         On March 25, 2000, the Company entered into an agreement with Good Support International Limited, a British Virgin Islands Company, to form a joint venture named Global Purchasing Dotcom, Inc. ("GP.com"), a Washington corporation, which focused on implementing several targeted businesses in China's e-commerce market. The Company invested $400,000 during the fiscal year ended June 30, 2000 (which was used to purchase software back from the Company (see below)). During the fiscal year ended June 30, 2001, the Company invested an additional $600,000 for a total interest of 50% and accounted for this investment under the equity method, as it has no ability to significantly influence the decisions of management. For the year ended June 30, 2004, the Company recognized an investment loss in the accompanying statements of operations from this joint venture of $5,000, based on the Company's equity ownership percentage.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 4 - INVESTMENTS IN OVERSEAS JOINT VENTURES (CONTINUED)

         The Company invested in the joint ventures with proceeds received from the sale of its Internet Sourcing Network ("ISN") software to the respective joint ventures. The revenue from the software sold was amortized over a 3-year straight-line amortization method and offset by negative goodwill. These two joint ventures had net losses since inception and were formed during the Internet boom with a business model to attract paid subscribers to join the company's ISN services. Since the Company's core business model changed from attracting paid subscribers for its ISN services to organizing trade shows and transaction sales, it was determined by the management that the investment was permanently impaired and as a result, the Company has written off such investments in full, totaling approximately $720,000 for the year ended June 30, 2004.

During fiscal years 2002 and 2003, the Company entered into agreements with third parties to form joint ventures in Bangladesh, Korea, Hong Kong, Indonesia and Sri Lanka named C-Me Bangladesh, C-Me Korea, C-Me Hong Kong, C-Me Indonesia and C-Me Sri Lanka, respectively, in which all will use the Company's proprietary web-based communication systems to facilitate the front end merchandise sourcing. The Company is not required to invest money into the joint ventures. Per the joint venture agreements, the Company is to provide its technology and all costs to operate the joint ventures are to be funded by the third party joint venture partners. Profits are first to be distributed to the joint venture partners until the joint venture partners are reimbursed for all costs paid by the third parties on behalf of the joint ventures, then all profits will be allocated on a 50% basis to each partner. As of May 31 2005, the joint ventures are not operational. Certain of employees of the joint ventures are promoting the ASAP Show as independent contractors. The joint ventures have ceased operations with no further liability for the Company.

         As of and for the year ended June 30, 2004, the investment in respective joint ventures are summarized as follows:

                                   C-Me Taiwan      GP.com         Total
-------------------------------------------------------------------------
Net investment at July 1, 2003      $ 129,729     $ 600,072     $ 729,801

Equity in loss of joint ventures       (4,298)       (5,043)       (9,341)
Impairment  write-down  in joint
   ventures                          (125,431)     (595,029)     (720,460)
                                    ---------     ---------     ---------
Net investment at June 30, 2004     $      --     $      --     $      --
                                    =========     =========     =========

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 5 - LINE-OF-CREDIT FROM STOCKHOLDER AND LOAN PAYABLE

         In February 2005, the Company borrowed $100,000 for working capital purposes from a related party. The note was non-interest bearing and was paid in full in June 2005.

         The Company has an unsecured revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer and a significant Company shareholder, and his spouse, Vicky Yuan, which expires in February 2006 and provides for borrowings up to a maximum of $500,000. The Line carries an interest rate of 8.0% per annum. The balance as of May 31, 2005 was $395,000, with accrued and unpaid interest of $12,623. The balance as of August 18, 2005 was $470,000, with accrued and unpaid interest of $ 7,133. The Line has been assumed by ASAP. Yuan released the Company from any liability under the Line.

NOTE 6 - INCOME TAXES

    Income tax expense for the period ended May 31, 2005 and year ended June 30, 2004 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:

                                                     2005         2004
                                                  ---------   -----------
Computed "expected" tax benefit                   $(162,000)  $  (432,000)

Adjustment in income taxes resulting from:
    Change in valuation allowance                   183,000       522,800
    Deferred revenue                                  8,000       (14,000)
    State and local income taxes, net of
       federal effect                               (28,200)      (76,000)
                                                  ---------   -----------

                                                  $     800   $       800
                                                  =========   ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at May 31, 2005 are presented below:

Deferred tax assets:
    Net operating loss carry forwards                         $ 4,413,000
    Stock compensation expense                                  1,240,000
    Other                                                          64,000
                                                              -----------
Total                                                           5,717,000

    Less valuation allowance                                   (5,717,000)
                                                              -----------
    Net deferred tax assets                                   $        --
                                                              ===========

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 6 - INCOME TAXES (CONTINUED)

         As of May 31, 2005, the Company had Federal and state net tax operating loss carry forwards of approximately $11,520,000 and $5,760,000 available to offset future taxable income, respectively. The carry forwards expire in varying amounts through 2024. Based on the Reorganization (see note 2), the Company's tax operating loss carryforwards will be significantly limited, if available at all.

NOTE 7 - SHAREHOLDERS' DEFICIT

Preferred Stock
---------------

         The Company is authorized to issue up to 10,000,000 shares of no par value preferred stock. As of May 31, 2005, no preferred stock has been issued.

Common Stock
------------

         As described in Note 2, in May 2005, the Company declared a Stock Bonus of 120,862 shares of common stock (on a post-reverse split basis) to certain key employees and directors of the Company, which were valued at $133,553 (based on the estimated fair value of the common stock on the effective date of grant). The Stock Bonus was issued to the employees and directors on July 7, 2005, effective May 31, 2005.

Options
-------

         The Company has previously compensated its directors and employees with stock options for their services. In connection with the Reorganization (see
Note 1), effective May 31, 2005, the Company has cancelled all stock options by mutual agreement with the holders thereof and terminated all of its stock option plans. In order to provide incentive compensation for these directors and employees, following the Distribution, ASAP will adopt a new stock option plan, which will have 2,000,000 shares of common stock of ASAP available for grant

         The Company's 1996 Stock Option Plan (the "1996 Plan") provided for granting of stock options to employees and non-employee directors. The Company had reserved 250,000 shares of common stock for issuance under the 1996 Plan. The terms and conditions of grants of stock options are determined by the Board of Directors. Generally, one-half of the granted options were exercisable after the employee's first year of employment. The remaining options were exercisable after the end of the employee's third year of employment. The options granted would have expired within three months after the termination of employment.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 7 - SHAREHOLDERS' DEFICIT (CONTINUED)

         The Company's 1999 stock option plan (the "1999 Plan") provided for granting of stock options to employees, officers, directors, and other entities who have made contributions to the Company. The Company had reserved 2,500,000 shares of common stock for issuance under the 1999 Plan. The Board of Directors determined the terms and conditions of granting stock options. Generally, the vesting period was two years, allocated as follows: the first 25% of options granted are exercisable after the first six months of employment, then 4.16% are vested each month thereafter until fully vested. The 1999 Plan provided for the useful life of the options granted to be 10 years starting from the date of grant. The options granted would have expired within three months after the termination of employment.

         The Company's 2001 stock option plan ("2001 Plan") provided for grants of stock options to employees, officers, director, and other entities who have made contributions to the Company. The Company had reserved 2,000,000 shares of common stock for issuance under the 2001 Plan. The Board of Directors determined the terms and conditions for granting stock options. Generally, the vesting period was two years, allocated as follows: the first 25% of options granted are exercisable after the first six months of employment, then 4.16% are vested each month thereafter until fully vested. The 2001 Plan provided for the useful life of the options granted to be 10 years starting from the date of grant. The options granted would have expired within three months after the termination of employment.

         For the year ended June 30, 2004, the Company, pursuant to the 1999 plan, granted options to purchase an aggregate of 34,118 shares of restricted common stock, at an exercise price of $1.70 per share (estimated to be in excess of the fair market value of the Company's common stock on the date of grant), to various employees of the Company. The options would have vested through September 2005 and were exercisable through September 2013. In addition, the Company, pursuant to the 2001 plan, granted options to purchase an aggregate 38,824 shares of restricted common stock, at exercise prices ranging from $1.70 to $4.34 per share (estimated to be the fair market value of the Company's common stock on the dates of grant), to various employees of the Company. The options would have vested through September 2005 and were exercisable through September 2013.

         No compensation expense was recorded during fiscal 2005 and 2004 related to stock option activity.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 7 - SHAREHOLDERS' DEFICIT (CONTINUED)

         A summary of changes in stock options during each period is presented below (on a post-reverse split basis):

                                            Weighted Average
                        Stock Options        Exercise Price
                        ------------------------------------
Balance, July 1, 2003      186,104               $26.69
Options granted             72,941                 3.66
Options cancelled           (9,579)               13.60
                          --------               ------

Balance, June 30, 2004     249,466                19.98

Options granted                 --                   --
Options cancelled         (249,466)               19.98
                          --------               ------

Balance, May 31, 2005           --                   --
                          ========               ======

         The fair value of the stock options granted during the year ended June 30, 2004 was approximately $57,000 as determined using the Black Scholes option-pricing model. The pricing assumptions used were as follows:

                                               YEAR ENDED
                                              JUNE 30, 2004
                                              -------------

          Discount rate - bond yield rate            3.50%

          Volatility                                  291%

          Expected life                            3 years

          Expected dividend yield                       --
                                              ============

Warrants
--------

         On May 25, 2000, the Company entered into a joint marketing and cooperation agreement with Factory 2-U. As a part of the agreement, the Company granted Factory 2-U a warrant that allowed Factory 2-U to purchase up to 10% of the issued and outstanding shares of the Company's common stock immediately after its June 2000 private placement at the same price at which the shares were sold in the private placement. The maximum shares Factory 2-U could purchase were 98,602 shares at $41.46 per share. In accordance with SFAS No. 123, the Company recognized an expense of $684,738 in fiscal 2000 for the granting of this warrant. The warrant expired unexercised on May 25, 2005.

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 7 - SHAREHOLDERS' DEFICIT (CONTINUED)

         In April 2003, the Company issued a Private Placement Memorandum ("PPM") offering qualified investors 8% convertible preferred shares ("Shares") and warrants ("Warrants"), collectively the "Units", in exchange for a cash investment in the Company for an aggregate of $1,250,000. The Company offered 125 Units priced at $10,000 per Unit. Each Unit consists of 20,000 shares of preferred stock with an 8% annual dividend and 588 Warrants, to purchase common stock at $4.25 per share, immediately exercisable for a term of five years. This convertible stock offering did not have any commitments or investments as of May 31, 2005 and was closed effective May 31, 2005. The Company entered into an agreement with C.K. Cooper & Company ("CKCC"), a NYSD member investment banker based in Irvine, California as its placement agent and financial consultant for the PPM. As of May 31, 2005, the Company issued a total of 3,529 warrants exercisable at $2.38 and the related expense was not significant. The warrants were cancelled in April 2005.

         The following represents a summary of warrants outstanding for the period ended May 31, 2005 and year ended June 30, 2004 (on a post-reverse split basis):

                                            Period Ended                      Year Ended
                                  ------------------------------------------------------------
                                            05/31/2005                        06/30/2004
                                  --------------------------         -------------------------
                                                   Weighted                           Weighted
                                                    Average                            Average
                                   Warrants          Price           Warrants           Price
                                  --------           ------          --------           ------
Outstanding, beginning of year     102,249           $40.89           102,249           $40.88
   Granted                              --               --             2,353           $ 2.38
   Exercised                            --               --                --               --
   Cancelled/Forfeited/Expired    (102,249)          $40.89            (2,353)          $68.00
                                  --------           ------          --------           ------
Outstanding, end of year                --           $   --           102,249           $40.89
                                  ========           ======          ========           ======
Exercisable, end of year                --           $   --           102,249           $40.89
                                  ========           ======          ========           ======

                         CYBER MERCHANTS EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
             PERIOD ENDED MAY 31, 2005 AND YEAR ENDED JUNE 30, 2004

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------

         The Company leases office space under a non-cancelable operating lease agreement. The lease provides for monthly lease payments approximating $5,900 and expires on March 31 2006. Future minimum lease payments under non-cancelable operating leases as of May 31, 2005 approximate the following:

Year Ending May 31,
-------------------
       2006                                                    $ 59,000

         Rent expense for the period ended May 31, 2005 and year ended June 30, 2004 was approximately $65,000 and $70,000, respectively.

         On June 28, 2005, ASAP Show, Inc. entered a new lease agreement with the same landlord for two years lease starting July 1 2005 and expires on June 30, 2007 for monthly lease payments approximating $4,990. In the meantime, the lease agreement signed with Cyber Merchants Exchange, Inc dated February 11, 2003 was voided.

Litigation
----------

         The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its consolidated financial position or consolidated results of operations.

NOTE 9 - BUSINESS SEGMENTS

         Reportable business segments for the period ended May 31, 2005 and year ended June 30, 2004 were as follows:

-------------------------------------------------------------------------------------
                                                              2005            2004
                                                          -----------     -----------
Net sales from operations:
          Transaction sales, net                          $    68,307     $   108,201
          ASAP Global Sourcing Show and Material World      1,464,941       1,663,274
          China Buying Trip                                   259,907              --
                                                          -----------     -----------
                                                          $ 1,793,155     $ 1,771,475
                                                          ===========     ===========
Income (loss) from operations:
          Transaction sales                               $  (263,194)    $  (155,733)
          ASAP Global Sourcing Show and Material World       (416,966)       (393,310)
          China Buying trip                                   217,097              --
                                                          -----------     -----------
                                                          $  (463,063)    $  (549,043)
                                                          ===========     ===========
Depreciation and amortization:
          Transaction sales                               $        --     $     6,902
          ASAP Global Sourcing Show and Material World             --              --
          China Buying trip                                        --
                                                          -----------     -----------
                                                          $        --     $     6,902
                                                          ===========     ===========
Identifiable assets:
          Transaction sales                               $   115,061
          ASAP Global Sourcing Show and Material World        101,611
          China Buying trip                                    30,209
                                                          -----------
                                                          $   246,881
                                                          ===========

         Net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales during the eleven month period ended May 31, 2005 and the year ended June 30, 2004. There were no significant capital expenditures during fiscal 2005 or 2004.

         There was no significant concentration on net segment sales for the eleven months ended May 31, 2005 and year ended June 30, 2004.

         ASAP Global Sourcing Show revenue relates exclusively to the Company's Las Vegas, Nevada trade shows.