Form 10QSB
period 2005-08-31
CYBER MERCHANTS EXCHANGE INC
filed 2005-09-29
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   __________________________________________

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2005

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from June 1, 2005 to August 31, 2005

Commission file number 001-15643

                         CYBER MERCHANTS EXCHANGE, INC.
                         -----------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

          Number of shares outstanding of the issuer's classes of common equity, as of September 27, 2005:

                  1,014,880 Shares of Common Stock (One Class)
                  --------------------------------------------

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheet as of August 31, 2005 (unaudited).............3

         Condensed Statements of Operations for the Three Months Ended
         August 31, 2005 and 2004 (unaudited)..................................4

         Condensed Statements of Cash Flows for the Three Months Ended
         August 31, 2005 and 2004 (unaudited)..................................5

         Notes to Condensed Financial Statements (unaudited)...................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION....................................................11

      ITEM 3. CONTROLS AND PROCEDURES.........................................20

PART II - OTHER INFORMATION............................................ ......21

     ITEM 1.  LEGAL PROCEEDINGS...............................................21

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND
             USE OF PROCEEDS..................................................21

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................21

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............21

     ITEM 5.  OTHER INFORMATION...............................................21

     ITEM 6.  EXHIBITS........................................................21

SIGNATURES....................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CYBER MERCHANTS EXCHANGE, INC.
                             CONDENSED BALANCE SHEET

                                                            Aug. 31,
                                                              2005
                                                         ---------------

                                                          (Unaudited)
ASSETS

Current assets                                        $               -

Non current assets                                                    -
                                                         ---------------
Total assets
                                                      $               -
                                                         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                   $               -

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value; 40,000,000
     shares authorized; 1,014,880 shares
     issued and outstanding                                           -
   Retained earnings                                                  -
                                                         ---------------

Total stockholders' equity                                            -
                                                         ---------------

Total liabilities and stockholders' equity            $               -
                                                         ===============





            See accompanying notes to condensed financial statements

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                     Three Months Ended
                                                                         August 31
                                                              ---------------------------------
                                                                  2005               2004
                                                              --------------    ---------------
                                                               (Unaudited)         (Unaudited)
Revenue                                                     $             -   $              -

Operating expense                                           $             -   $              -
                                                              --------------    ---------------

Net income                                                  $             -   $              -
                                                              ==============    ===============

Net income attributable to common stockholders per share:
   Basic                                                    $             -   $              -
                                                              ==============    ===============
   Diluted                                                  $             -   $              -
                                                              ==============    ===============

Weighted-average number of common shares outstanding-
   Basic and diluted                                              1,014,880            879,138
                                                              ==============    ===============



            See accompanying notes to condensed financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                     Three Months Ended
                                                                         August 31
                                                              --------------------------------
                                                                  2005              2004
                                                              -------------     --------------
                                                              (Unaudited)        (Unaudited)
Cash flows from operating activities:
   Net income                                               $            -   $              -
   Adjustments to reconcile net income to net cash
     provided by operating activities:
                                                              -------------     --------------

Net cash provided by operating activities                                -                  -
                                                              -------------     --------------

Cash flows from financing activities                                     -                  -
                                                              -------------     --------------

Cash flows from investing activities                                     -                  -
                                                              -------------     --------------

Net increase in cash                                                     -                  -

Cash, beginning of period                                                -                  -
                                                              -------------     --------------

Cash, end of period                                         $            -    $             -
                                                              =============     ==============


            See accompanying notes to condensed financial statements

                         CYBER MERCHANTS EXCHANGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF REPORTING

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2005.

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

Based on the reorganization discussed below, the Company has no operations at August 31, 2005 and the historical operations of the Company are not included herein in accordance with the accounting treatment required due to the nature of the reorganization. See Accounting Treatment section, below.

REORGANIZATION

The   shareholders   have  approved  a   reorganization   of  the  Company  (the
"Reorganization"), summarized as follows:

1. The Company entered into an amended and restated Securities Purchase Agreement ("SPA") with KI Equity Partners II, LLC ("KI Equity") effective as of August 25, 2005;

2. The Company issued a stock bonus to certain employees, officers and directors of 120,862 shares of the Company's common stock, on a post-Reverse Split basis, effective May 31, 2005 (the "Stock Bonus");

3. The Company effected a one for eight and one-half (1-for-8.5) reverse stock split of the Company stock (the "Reverse Split") with special treatment to preserve round lot stockholders, effective July 18, 2005;

                         CYBER MERCHANTS EXCHANGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


4. The Company transferred of all of its assets and liabilities (the "Transfer") to ASAP Show Inc., a wholly owned subsidiary of the Company ("ASAP"), effective May 31, 2005 pursuant to a Transfer and Assumption Agreement ("Transfer Agreement");

5. On August 25, 2005, the Company distributed 8,626,480 shares of common stock of ASAP, representing all of the outstanding shares of ASAP, to the Company's shareholders of record on August 18, 2005 on a pro rata basis (the "Distribution"); and

6. The Company will issue 7,104,160 shares of common stock to KI Equity for $415,000 (the "Investment"), which will be used to satisfy any unpaid liabilities that were assumed by ASAP as part of the Transfer. The closing of the Investment is expected to occur on or about September 30, 2005.

The details of the transactions above are as follows:

Securities Purchase Agreement
-----------------------------

On November 19, 2004, the Company entered into a Securities Purchase Agreement with Keating Reverse Merger Fund, LLC ("KRM Fund") and Frank Yuan, the current Chairman of the Board and Chief Executive Officer of the Company ("Yuan") providing for the investment by KRM Fund of $425,000 in the Company in exchange for 7,000,000 shares of the Company's common stock. The SPA was amended and restated effective August 25, 2005 to, among other things, change the Investment to $415,000, change the number of shares to be purchased to 7,104,160, and substitute KI Equity for KRM Fund. The Investment by KI Equity will be used to satisfy certain liabilities assumed by ASAP which remain unpaid at closing with any remaining funds being used to provide ASAP with working capital to grow its trade show business. The Reorganization will allow the shareholders of the Company to participate in the growth of the trade show business through the spin-off of ASAP, which owns and operates the trade show business (see below). Following the Reorganization and spin off of ASAP, the Company will be majority owned by KI Equity and will seek a business combination with an operating company.

Stock Bonus
-----------

The Company issued 120,862 shares (on a post-Reverse Split basis) to certain key employees and directors of the Company effective May 31, 2005. The Stock Bonus was not subject to shareholder approval. The individuals receiving the Stock Bonus previously had stock options in the Company which were cancelled as part of the Stock Bonus and Reorganization. In addition, the Company terminated all of its stock option plans, and all outstanding stock options were cancelled or assumed by Yuan. In addition, the employees have not received any significant pay increases in recent years. Directors have never been paid fees for services on the Board. The intent of the issuance of the Stock Bonus was to partially compensate these individuals for their significant contributions to the Company since employees did not receive any significant pay increases in recent years and outside directors were never paid for services on the Board.

                         CYBER MERCHANTS EXCHANGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


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

ASAP Show, Inc.
---------------

The Company formed ASAP on December 1, 2004. ASAP was a wholly owned subsidiary of the Company prior to the Distribution (see below). The officers and directors of ASAP are the same as the officers and directors of the Company.

As a condition of the Investment, the Company and ASAP entered into the Transfer Agreement effective May 31, 2005 whereby all of the assets of the Company were transferred to ASAP and all liabilities, obligations and contracts of the Company (known and unknown, fixed or contingent or otherwise) were assumed by ASAP ("Assumed Liabilities"). In exchange, the Company received 8,626,480 shares of ASAP common stock as the initial capitalization of ASAP. All third party consents to the assumption of the Company's contracts by ASAP were obtained prior to closing of the SPA and the Investment. ASAP and Frank Yuan have agreed to indemnify and hold the Company harmless from any loss, costs or damages incurred by the Company with respect to the Assumed Liabilities ("Indemnity Claims"). As a condition of the Investment, the Company must have no liabilities, obligations, debts, contracts or agreements of any kind or nature at closing. At August 31, 2005, the balance of the Assumed Liabilities was approximately $69,000 which amount has since been paid in full.

Since the Transfer, ASAP continues to focus on operating the trade show business previously operated by the Company. The Investment contemplated as part of the Reorganization will be used to pay any liabilities of the Company that were assumed by ASAP under the Transfer Agreement and remain unpaid. ASAP will continue to operate its trade show twice a year in Las Vegas, four shows in China, and manage Material World Global Pavilion in Miami, FL and New York. As part of the Transfer Agreement, in addition to the Assumed Liabilities, ASAP has assumed an $500,000 revolving line of credit from Frank Yuan and his wife (the "Yuan Line of Credit") as amended. Frank Yuan and his wife consented to the assumption of the Yuan Line of Credit and released the Company from any and all liabilities thereunder. The Yuan Line of Credit has an outstanding balance as of August 31, 2005 of $554,179, including accrued interest of $9,179, bears interest at 8% per annum, and expires in February 2006. After the Transfer, ASAP, Frank Yuan and his wife agreed to increase the amount available for borrowing under Yuan Line of Credit to $800,000 and amend the maturity date to September 2006.

                         CYBER MERCHANTS EXCHANGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Distribution
------------

On August 25, 2005, the Company distributed the 8,626,480 shares of ASAP to the Company's shareholders of record on August 18, 2005 on a pro-rata basis (see below).

On or about September 30, 2005, ASAP will file a Form 10-SB with the Securities and Exchange Commission (the "SEC") to register the shares of ASAP's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which will subject ASAP to the reporting requirements of the Exchange Act. The Distribution will be paid to U. S. Stock Transfer Corporation as depository agent for ASAP's shareholders. The ASAP shares will be held by the depository agent until such time as the Form 10-SB has become effective and all comments from the SEC have been cleared. At that time, the certificates representing ASAP shares will be disbursed by the depository agent to ASAP's shareholders.

The distribution will be taxable to the Company's shareholders.

Investment
----------

The closing of the transactions contemplated by the SPA and the Investment are subject to completion of the Distribution. Pursuant to the Investment, the Company will issue 7,104,160 shares of common stock to KI Equity for $415,000. The proceeds of the Investment will be used to satisfy any unpaid liabilities that were assumed by ASAP as part of the Transfer and any other liabilities of the Company, and any remaining funds will be transferred to ASAP, less $50,000 which the Company will hold in reserve for a period of six months following the closing of the SPA to satisfy any Indemnity Claims. The closing of the SPA and the Investment is expected to occur on or about September 30, 2005.

Accounting Treatment
--------------------

The Company has accounted for the Reorganization as a reverse spinoff in accordance with the Emerging Issues Task Force Issue No. ("EITF") 02-11, "ACCOUNTING FOR REVERSE SPINOFFS." In a reverse spinoff, the legal spinnee
(ASAP) is treated as though it were the spinnor for accounting purposes. Reverse spinoff accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the condensed financial statements. Under this treatment, the historical financial statements of the Company will be the historical financial statements of ASAP. In making its determination, the Company considered the following indicators, among others:

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

                         CYBER MERCHANTS EXCHANGE, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no current operations. The Company's success is dependent upon numerous items, certain of which are the successful acquisition or merger with a profitable operating company. Unanticipated problems, expenses, and delays are frequently encountered in negotiating business mergers and acquisitions. No assurance can be given that the Company will successfully merge or acquire a profitable company.

The only foreseeable cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission and evaluating and reviewing possible business ventures and opportunities. In order to meet these cash requirements, the Company will have to raise funds through the issuance of debt and/or equity securities. If new capital is required, the Company may not be able to raise it; or the terms of such funds may not be acceptable to the Company.

NOTE 3 - REVERSE STOCK SPLIT

On July 18, 2005, the Company effected a one for eight and one-half (1-for-8.5) reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and related per share amounts has been restated within these condensed financial statements to reflect the reverse stock split. In connection with the reverse split, the Company issued 14,880 shares for fractional shares and round lots, which are reflected as an issuance of shares in fiscal 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended August 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors are discussed in more detail in the Risk Factors section of the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Based on the reorganization discussed below and in the notes to the financial statements, the Company has no operations at August 31, 2005 and the historical operations of the Company are not included herein in accordance with the nature of the reorganization and related accounting treatment.

REORGANIZATION

The   shareholders   have  approved  a   reorganization   of  the  Company  (the
"Reorganization"), summarized as follows:

1. The Company entered into an amended and restated Securities Purchase Agreement with KI Equity Partners II, LLC effective as of August 25, 2005;

2. The Company issued a stock bonus to current employees, officers and directors of 120,862 shares of the Company's common stock, on a post-Reverse Split basis, effective May 31, 2005;

3. The Company effected a one for eight and one-half (1-for-8.5) reverse stock split of the Company stock with special treatment to preserve round lot stockholders, effective July 18, 2005;

4. The Company transferred of all of its assets and liabilities to ASAP Show Inc., a wholly owned subsidiary of the Company, effective May 31, 2005 pursuant to a Transfer and Assumption Agreement;

5. On August 25, 2005, the Company distributed 8,626,480 shares of common stock of ASAP, representing all of the outstanding shares of ASAP, to the Company's shareholders of record on August 18, 2005 on a pro rata basis. The Distribution will be paid to U.S. Stock Transfer Corporation as depository agent for ASAP's shareholders. The ASAP shares will be held by the depository agent until such time as the Form 10-SB has become effective and all comments from the SEC have been cleared, and

6. The Company will issue 7,104,160 shares of common stock to KI Equity for $415,000, which will be used to satisfy liabilities that were assumed by ASAP as part of the Transfer and remain unpaid at the closing of the Investment. Any remaining proceeds of the Investment will be paid to ASAP.

LIQUIDITY AND CAPITAL RESOURCES

The only foreseeable cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission and evaluating and reviewing possible business ventures and opportunities. In order to meet these cash requirements, the Company will have to raise funds through the issuance of debt and/or equity securities. If new capital is required, the Company may not be able to raise it; or the terms of such funds may not be acceptable to the Company.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no current operations. The Company's success is dependent upon numerous items, certain of which are the successful acquisition or merger with a profitable operating company. Unanticipated problems, expenses, and delays are frequently encountered in negotiating business mergers and acquisitions. No assurance can be given that the Company will successfully merge or acquire a profitable company.

PLAN OF OPERATIONS

The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.

Risk Factors
------------

An investment in our common stock involves investment risks and the possibility of the loss of an investor's entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.


        1. NO CURRENT OPERATING BUSINESS. We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

        2. NO ASSURANCE OF SUCCESS OR PROFITABILITY. There is no assurance that we will acquire a suitable and favorable business opportunity in a reverse merger transaction. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

        3. POSSIBLE BUSINESS - NOT IDENTIFIED AND HIGHLY RISKY. We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

        4. TYPE OF BUSINESS ACQUIRED. The type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

        5. IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION. We have limited funds and lack full-time management which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by us.

        6. LACK OF DIVERSIFICATION. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to acquire a single business opportunity and thus your investment will lack diversification.

        7. POSSIBLE RELIANCE UPON UNAUDITED FINANCIAL STATEMENTS. We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that audited financials will be available at the closing of the reverse merger transaction. In cases where audited financials are unavailable, we will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. We, at the time of acquisition, will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. But, in cases where we have completed a reverse merger transaction in reliance on unaudited financial statements and audited statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

        8. INVESTMENT COMPANY REGULATION. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

        9. OTHER  REGULATION.  Any  acquisition  made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

        10. DEPENDENCE UPON MANAGEMENT. We will be heavily dependent upon the skills, talents, and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

        11. DEPENDENCE UPON OUTSIDE ADVISORS. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders.

        12. CONFLICTS OF INTEREST. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse.

        13. NEED FOR ADDITIONAL FINANCING. In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

        14. BORROWING TRANSACTIONS. There is a possibility that any acquisition of a business opportunity by us will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

        15. NO FORESEEABLE DIVIDENDS. We do not intend to pay any dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

        16. LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, our management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, our stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

        17. DILUTIVE EFFECTS OF ISSUING ADDITIONAL COMMON STOCK. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

        18. THINLY-TRADED PUBLIC MARKET. Our securities will be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

        19. POSSIBLE RULE 144 SALES. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

General Business Plan
---------------------

Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly refereed to as a reverse merger.

Typically in connection with the reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either us or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous potential targets with either sound business ideas or operations seeking the benefits of a shell company that has complied with the federal reporting requirements for public companies and is publicly trading. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. We will, however, be able to offer owners of target candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements under federal securities laws without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as
(i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition;
(v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades;
(xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities
-------------------------

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders. Further, upon consummation of a reverse merger transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our management, as part of the terms of the reverse merger transaction, may resign and may be replaced by new directors without a vote of our stockholders. Any and all sales of shares of our common stock may only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a reverse merger transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the equity interest retained by our current stockholders would be less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity interests of our stockholders.

In addition to the tax considerations discussed above, it is likely that in any reverse merger, and depending upon, among other things, the target company's assets and liabilities, the equity interests of our stockholders after the transaction will be a small percentage of the post-transaction company. The percentage ownership may be subject to significant reduction in the event we acquire a target company with significant assets and expectations of growth.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefore; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to assure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will attempt to negotiate a provision in the definitive closing documents to void the transaction. However, there is no guarantee that we will be successful in including such a provision and, in such case, the continued ability of the post-transaction company to remain a reporting company and publicly trading may be in jeopardy.

Competition
-----------

We are an insignificant participant among the firms which engage in the reverse merger of shell companies into an operating business. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. As a result, we may not be able to find suitable target companies with which to complete a reverse merger transaction.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Frank S. Yuan as Chief Executive Officer and as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of August 31, 2005, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after August 31, 2005, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Form 8-K filed August 18, 2005 reporting the sale of unregistered securities in connection with the Stock Bonus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                31.1 and 31.2 - Certification of Chief Executive Officer and Chief Financial and Accounting Officer of the Company Accompanying Periodic Reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).


                32.1 and 32.2 - Certification of Chief Executive Officer and Chief Financial and Accounting Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

        (b) Reports on Form 8-K filed during the quarterly period covered by this Report

                Form 8-K filed August 18, 2005 - Item 3.03

                Form 8-K filed August 26, 2005 - Items 1.01 and 9.01

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CYBER MERCHANTS EXCHANGE, INC. d.b.a. C-ME.com (Registrant)

Date: 09/29/2005                /s/ Frank S. Yuan
----------------------          ------------------------------------------------
                                Frank S. Yuan, Chairman, Chief Executive Officer