Form 10QSB
period 2005-11-30
CYBER MERCHANTS EXCHANGE INC
filed 2006-01-17
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: November 30, 2005

                        Commission File Number: 001-15643

                         CYBER MERCHANTS EXCHANGE, INC.
        (Exact name of small business issuer as specified in its charter)

       California                                        95-4597370
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             936A Beachland Boulevard Suite 13, Vero Beach, FL 32963
                    (Address of principal executive offices)

                                 (772) 231-7544
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

As of January 11, 2006, there were 10,119,040 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheet as of November 30, 2005 (unaudited)                               1

           Condensed Statements of Operations for the three month period ended
           November 30, 2005 and the period from August 25, 2005 ("Inception")
           through November 30, 2005
           (unaudited)                                                                               2

           Condensed Statement of Cash Flows for the period from August 25, 2005
           ("Inception") through November 30, 2005
           (unaudited)                                                                               3

           Notes to Condensed Financial Statements (unaudited)                                      4-9

Item 2.    Management's Discussion and Analysis
             or Plan of Operation                                                                  10-22

Item 3.    Controls and Procedures                                                                  23

PART II.OTHER INFORMATION

Item 1.    Legal Proceedings                                                                        24
Item 2.    Changes in Securities                                                                    24

Item 3.    Defaults Upon Senior Securities                                                          24

Item 4.    Submission of Matters to a Vote of Security Holders                                      24

Item 5.    Other Information                                                                        24

Item 6.    Exhibits and Reports on Form 8-K                                                        24-25

Signatures                                                                                          26

Certifications                                                                                     27-29

Part I - Financial Information

Item 1. Financial Statements

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Cyber Merchants Exchange, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                         CYBER MERCHANTS EXCHANGE, INC.
                        (A Development Stage Enterprise)
                         CONDENSED FINANCIAL STATEMENTS
                     For the period ended November 30, 2005

                         CYBER MERCHANTS EXCHANGE, INC.
                        (A Development Stage Enterprise)
                             CONDENSED BALANCE SHEET

                                                              November 30, 2005
                                                              -----------------
                                                                 (unaudited)
ASSETS
  Current assets

         Cash                                                     $ 103,699
                                                                  ---------

         Total current assets                                       103,699
                                                                  ---------

                Total assets                                      $ 103,699
                                                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
         Accrued management fees - related party                  $   3,500
         Due to former affiliate                                     50,000
                                                                  ---------

          Total current liabilities                                  53,500

    Commitments and contingencies                                        --

    Stockholders' equity:

         Common stock, no par value; 40,000,000
             shares authorized, 10,119,040 shares issued
             and outstanding                                        100,000
         Deficit accumulated during development stage               (49,801)
                                                                  ---------

         Total stockholders' equity                                  50,199
                                                                  ---------

         Total liabilities and stockholders' equity               $ 103,699
                                                                  =========

         The accompanying notes are an integral part of these condensed financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                 Period from
                                              Three Months Ended          August 25, 2005 ("Inception")
                                              November 30, 2005             through November 30, 2005
                                              -----------------            --------------------------
Revenue                                          $        --                      $        --

Operating expenses:
   Non-cash compensation                              25,000                           25,000
   Other general and

     administrative expenses                          24,801                           24,801
                                                 -----------                      -----------

Total operating expenses                             (49,801)                         (49,801)
                                                 -----------                      -----------

Net loss                                             (49,801)                         (49,801)
                                                 ===========                      ===========

Net loss per share:
   basic and diluted                                   (0.01)                           (0.01)
                                                 ===========                      ===========

Weighted average number of
  shares outstanding,
  basic and diluted                                6,903,383                        4,517,192
                                                 ===========                      ===========

         The accompanying notes are an integral part of these condensed financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                    Period from
                                                          August 25, 2005 ("Inception")
                                                             through November 30, 2005
                                                             -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                              $ (49,801)
Adjustments to reconcile net loss to net
cash flows used in operating activities:
   Stock issued for services                                             25,000
Changes in:

   Accrued expenses                                                       3,500
                                                                      ---------

   Net cash used in operating activities                                (21,301)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                               490,000
   Cash disbursed to former affiliate                                  (365,000)
                                                                      ---------

Net cash flows from financing activities                                125,000
                                                                      ---------

Net increase in cash                                                    103,699

Cash and cash equivalents, beginning of period                               --
                                                                      ---------

Cash and cash equivalents, end of period                              $ 103,699
                                                                      =========

         The accompanying notes are an integral part of these condensed financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                November 30, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements of Cyber Merchants Exchange, Inc. (the "Company") are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. Operating results for the period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the period ending May 31, 2006.

   The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB, for the period ended May 31, 2005.

   Use of Estimates
   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Measurement of non-cash compensation
   The Company values non-cash equity transactions in relation to contemporaneous cash sales of equivalent equity securities.

   Indemnities
   The Company indemnifies its directors, officers, employees and agents to he maximum extent permitted under the laws of the State of California.

NOTE 2 - ORGANIZATION AND REORGANIZATION

   ORGANIZATION

   Cyber Merchants Exchange, Inc. ("the Company") was incorporated in July 1996, under the laws of the State of California. However, based on the nature of the Company's reorganization, as discussed below, for accounting purposes operations are presented beginning August 25, 2005 ("Inception"). The Company is a development stage company.

   Based on the nature of the reorganization discussed below, the Company has no substantive operations at November 30, 2005 and the historical operations of the Company are presented for the period from Inception. See Accounting Treatment section, below.

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                                November 30, 2005
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND REORGANIZATION (continued)

   REORGANIZATION

   The Company's shareholders approved a reorganization of the Company on May 16, 2005, summarized as follows:

   1. The Company transferred of all of its assets and liabilities (the "Transfer") to ASAP Show Inc., a wholly owned subsidiary of the Company ("ASAP"), effective May 31, 2005 pursuant to a Transfer and Assumption Agreement ("Transfer Agreement");

   2. The Company effected a one for eight and one-half (1-for-8.5) reverse stock split of the Company stock (the "Reverse Split") with special treatment to preserve round lot stockholders, effective July 18, 2005;

   3. On August 25, 2005, the Company distributed 8,626,480 shares of common stock of ASAP, representing all of the outstanding shares of ASAP, to the Company's shareholders of record on August 18, 2005 on a pro rata basis (the "Distribution"); and

   4. On September 30, 2005, the Company issued 7,104,160 shares of common stock to KI Equity Partners II, LLC ("KI Equity") for $415,000, (the "Investment") pursuant to a Securities Purchase Agreement ("SPA") dated November 19, 2004, and amended August 25, 2005.

   The details of the reorganization transactions above are as follows:

   Securities Purchase Agreement

   On November 19, 2004, the Company entered into a Securities Purchase Agreement with Keating Reverse Merger Fund, LLC ("KRM Fund") and Frank Yuan, the then current Chairman of the Board and Chief Executive Officer of the Company ("Yuan") providing for the investment by KRM Fund of $425,000 in the Company in exchange for 7,000,000 shares of the Company's common stock. The SPA was amended and restated effective August 25, 2005 to, among other things, change the Investment to $415,000, change the number of shares to be purchased to 7,104,160, and substitute KI Equity for KRM Fund. The Investment by KI Equity was payable to ASAP as a reduction in the purchase consideration paid by ASAP under the Transfer Agreement. To the extent certain liabilities assumed by ASAP remained unpaid at closing, the funds were to be used to satisfy such liabilities with any remaining funds being available to ASAP for working capital to grow its trade show business. The Reorganization will allow the shareholders of the Company to participate in the growth of the trade show business through the spin-off of ASAP, which owns and operates the trade show business (see below). Following the Reorganization and spin off of ASAP, the Company is majority owned by KI Equity and will seek a business combination with an operating company.

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                                November 30, 2005
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND REORGANIZATION (continued)

   REORGANIZATION (continued)

   Reverse Split

   The Company had 8,500,000 shares outstanding at May 31, 2005. The Company effected the one-for-eight and one-half share Reverse Split on a record date of July 18, 2005. The Reverse Split allows for special treatment of certain shareholders to preserve round lot (100 shares or more) shareholders, which the Company believes will make it more attractive for a subsequent combination with an operating company. Under the terms of the Reverse Split, shareholders holding between 100 and 850 shares received 100 shares after the Reverse Split. The Reverse Split did not affect shareholders holding less than 100 common shares. No special treatment was given to shareholders holding more than 850 shares; however, they will receive a full common share for any fractional share interest created by the Reverse Split. Upon giving effect to the Reverse Split, the Company had 1,014,880 shares outstanding.

   ASAP Show Inc.

   The Company formed ASAP on December 1, 2004. ASAP was a wholly owned subsidiary of the Company prior to the Distribution (see below). The officers and directors of ASAP are the same as the officers and directors of the Company, at that time.

   As a condition of the Investment, the Company and ASAP entered into the Transfer Agreement effective May 31, 2005 whereby all of the assets of the Company were transferred to ASAP and all liabilities, obligations and contracts of the Company (known and unknown, fixed or contingent or otherwise) were assumed by ASAP ("Assumed Liabilities"). As part of the Transfer Agreement, the Company agreed to pay ASAP $415,000 after the Closing of the Investment as a reduction of the purchase consideration paid by ASAP under the Transfer Agreement. All third party consents to the assumption of the Company's contracts by ASAP were obtained prior to closing of the SPA and the Investment. ASAP and Frank Yuan have agreed to indemnify and hold the Company harmless from any loss, costs or damages incurred by the Company with respect to the Assumed Liabilities ("Indemnity Claims"). As a condition of the Investment, the Company must have no liabilities, obligations, debts, contracts or agreements of any kind or nature at closing.

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                                November 30, 2005
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND REORGANIZATION (continued)

   REORGANIZATION (continued)

   Distribution

   On August 25, 2005, the Company distributed the 8,626,480 shares of ASAP to the Company's shareholders of record on August 18, 2005 on a pro-rata basis (see below).

   On October 3, 2005, ASAP filed a Form 10-SB with the Securities and Exchange Commission (the "SEC") to register the shares of ASAP's common stock under
   Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which will subject ASAP to the reporting requirements of the Exchange Act. The Distribution was made to U. S. Stock Transfer Corporation as depository agent for ASAP's shareholders. The depository agent will hold the ASAP shares until such time as the Form 10-SB has become effective and all comments from the SEC have been cleared. At that time, the certificates representing ASAP shares will be disbursed by the depository agent to ASAP's shareholders.

   The distribution will be taxable to the Company's shareholders.

   Investment

   The closing of the transactions contemplated by the SPA and the Investment were subject to the completion of the Distribution. Pursuant to the Investment, the Company issued 7,104,160 shares of common stock to KI Equity for $415,000. The proceeds of the Investment (subject to a $50,000 reserve discussed below) were paid to ASAP as a reduction in the purchase consideration paid by ASAP under the Transfer Agreement and, pursuant to the accounting treatment set forth below, such payment has been treated as a reduction of stockholders' equity. The Company retained $50,000 of the above payment in reserve for a period of six months following the closing of the SPA to satisfy any Indemnity Claims and has included this balance as due to former affiliate in the accompanying condensed balance sheet. The closing of the SPA and the Investment occurred on September 30, 2005.

   Accounting Treatment

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

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                                November 30, 2005
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND REORGANIZATION (continued)

   REORGANIZATION (continued)

   Accounting Treatment (continued)

      o The accounting spinnor (legal spinee, ASAP) is larger than the accounting spinnee (legal spinnor, the Company);

      o The fair value of the accounting spinnor (legal spinnee) is greater than that of the accounting spinnee (legal spinnor); and

      o The accounting spinnor (legal spinnee) retains the senior management of the formerly combined entity

NOTE 3 - STOCKHOLDERS' EQUITY

   On September 30, 2005, the Company issued 7,104,160 shares of common stock to KI Equity for $415,000, pursuant to the SPA described above in Note 2. Pursuant to the Transfer Agreement, the Company recorded a reduction in stockholders' equity for $415,000 due to ASAP as a reduction of the purchase consideration under the Transfer Agreement.

   On October 5, 2005, the Company issued 1,000,000 shares of common stock, in restricted form, to KI Equity at a purchase price of $0.05 per share, for an aggregate purchase price of $50,000 in order to provide funds for the Company's working capital needs. Also on October 5, 2005 for services rendered, the Company issued 250,000 shares of common stock to Kevin R. Keating, the Company's sole director and officer, and 250,000 shares of common stock to a financial consultant. The stock is valued at an aggregate price of $25,000, or $0.05 per share, which is the same per share value of the cash purchases of common stock in the transactions mentioned above, which occurred contemporaneously. The Company considers this to be the best estimate of the fair value of the non-cash transaction.

   On October 24, 2005, the Company issued 500,000 shares of common stock to KI Equity at a purchase price of $0.05 per share for an aggregate price of $25,000.

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                November 30, 2005
                                   (Unaudited)

NOTE 4 - GOING CONCERN

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

NOTE 5 - RELATED PARTY TRANSACTIONS

   On October 4, 2005, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. In consideration of the services provided, Vero will be paid $1,000 for the month of October 2005 and $2,500 each month thereafter in which services are rendered. As of November 30, 2005, the Company has accrued $3,500 in management fees.

   Kevin R. Keating is the father of Timothy J. Keating. Timothy J. Keating is the managing member of KI Equity, which is the majority shareholder of the Company. Timothy J. Keating is also the principal member of Keating Investments, LLC, which is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KI Equity owns approximately 85% of the outstanding shares of the Company's common stock as of January 11, 2006. Kevin R. Keating is not affiliated with and has no equity interest in KI Equity, Keating Investments, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's stock owned by KI Equity . Similarly, Keating Investments, LLC, Keating Securities, LLC and KI Equity disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission.

Company Background

Cyber Merchants Exchange, Inc. ("the Company") was incorporated in July 1996, under the laws of the State of California. In July 1999, the Company raised approximately $3.2 million through its initial public offering. On June 30, 2000, the Company raised an additional $6.3 million in a private placement offering subscribed by 30 high net-worth Chinese investors. Based on the nature of the reorganization discussed below, the Company has no substantive operations at November 30, 2005. As a result of the Company's reorganization, for accounting purposes, the operations are presented beginning August 25, 2005 ("Inception").

Reorganization

The Company's shareholders approved a reorganization of the Company on May 16, 2005, summarized as follows:

      1. The Company transferred of all of its assets and liabilities (the "Transfer") to ASAP Show Inc., a wholly owned subsidiary of the Company ("ASAP"), effective May 31, 2005 pursuant to a Transfer and Assumption Agreement ("Transfer Agreement");

      2. The Company effected a one for eight and one-half (1-for-8.5) reverse stock split of the Company stock (the "Reverse Split") with special treatment to preserve round lot stockholders, effective July 18, 2005;

      3. On August 25, 2005, the Company distributed 8,626,480 shares of common stock of ASAP, representing all of the outstanding shares of ASAP, to the Company's shareholders of record on August 18, 2005 on a pro rata basis (the "Distribution"); and

      4. On September 30, 2005, the Company issued 7,104,160 shares of common stock to KI Equity Partners II, LLC ("KI Equity") for $415,000, (the "Investment") pursuant to a Securities Purchase Agreement ("SPA") dated November 19, 2004, and amended August 25, 2005.

The details of the reorganization transactions above are as follows:

Securities Purchase Agreement

On November 19, 2004, the Company entered into a Securities Purchase Agreement with Keating Reverse Merger Fund, LLC ("KRM Fund") and Frank Yuan, the then current Chairman of the Board and Chief Executive Officer of the Company ("Yuan") providing for the investment by KRM Fund of $425,000 in the Company in exchange for 7,000,000 shares of the Company's common stock. The SPA was amended and restated effective August 25, 2005 to, among other things, change the Investment to $415,000, change the number of shares to be purchased to 7,104,160, and substitute KI Equity for KRM Fund. The Investment by KI Equity was payable to ASAP as a reduction in the purchase consideration paid by ASAP under the Transfer Agreement. To the extent certain liabilities assumed by ASAP remained unpaid at closing, the funds were to be used to satisfy such liabilities with any remaining funds being available to ASAP for working capital to grow its trade show business. The Reorganization will allow the shareholders of the Company to participate in the growth of the trade show business through the spin-off of ASAP, which owns and operates the trade show business (see below). Following the Reorganization and spin off of ASAP, the Company is majority owned by KI Equity and will seek a business combination with an operating company.

Reverse Split

The Company had 8,500,000 shares outstanding at May 31, 2005. The Company effected the one-for-eight and one-half share Reverse Split on a record date of July 18, 2005. The Reverse Split allows for special treatment of certain shareholders to preserve round lot (100 shares or more) shareholders, which the Company believes will make it more attractive for a subsequent combination with an operating company. Under the terms of the Reverse Split, shareholders holding between 100 and 850 shares received 100 shares after the Reverse Split. The Reverse Split did not affect shareholders holding less than 100 common shares. No special treatment was given to shareholders holding more than 850 shares; however, they will receive a full common share for any fractional share interest created by the Reverse Split. Upon giving effect to the Reverse Split, the Company had 1,014,880 shares outstanding.

ASAP Show Inc.

The Company formed ASAP on December 1, 2004. ASAP was a wholly owned subsidiary of the Company prior to the Distribution (see below). The officers and directors of ASAP are the same as the officers and directors of the Company, at that time.

As a condition of the Investment, the Company and ASAP entered into the Transfer Agreement effective May 31, 2005 whereby all of the assets of the Company were transferred to ASAP and all liabilities, obligations and contracts of the Company (known and unknown, fixed or contingent or otherwise) were assumed by ASAP ("Assumed Liabilities"). As part of the Transfer Agreement, the Company agreed to pay ASAP $415,000 after the Closing of the Investment as a reduction of the purchase consideration paid by ASAP under the Transfer Agreement. All third party consents to the assumption of the Company's contracts by ASAP were obtained prior to closing of the SPA and the Investment. ASAP and Frank Yuan have agreed to indemnify and hold the Company harmless from any loss, costs or damages incurred by the Company with respect to the Assumed Liabilities ("Indemnity Claims"). As a condition of the Investment, the Company must have no liabilities, obligations, debts, contracts or agreements of any kind or nature at closing.

Distribution

On August 25, 2005, the Company distributed the 8,626,480 shares of ASAP to the Company's shareholders of record on August 18, 2005 on a pro-rata basis (see below).

On October 3, 2005, ASAP filed a Form 10-SB with the Securities and Exchange Commission (the "SEC") to register the shares of ASAP's common stock under
Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which will subject ASAP to the reporting requirements of the Exchange Act. The Distribution was made to U. S. Stock Transfer Corporation as depository agent for ASAP's shareholders. The depository agent will hold the ASAP shares until such time as the Form 10-SB has become effective and all comments from the SEC have been cleared. At that time, the certificates representing ASAP shares will be disbursed by the depository agent to ASAP's shareholders. The distribution will be taxable to the Company's shareholders.

Investment

The closing of the transactions contemplated by the SPA and the Investment were subject to the completion of the Distribution. Pursuant to the Investment, the Company issued 7,104,160 shares of common stock to KI Equity for $415,000. The proceeds of the Investment (subject to a $50,000 reserve discussed below) were paid to ASAP as a reduction in the purchase consideration paid by ASAP under the Transfer Agreement. The Company retained $50,000 of the above payment to ASAP in reserve for a period of six months following the closing of the SPA to satisfy any Indemnity Claims. The closing of the SPA and the Investment occurred on September 30, 2005.

Liquidity and Capital Resources

The Company's total assets as of November 30, 2005 are $103,699, which is comprised of cash. The Company's current liabilities are $53,500, of which $50,000 represents the reserve for Indemnity Claims that is payable to ASAP, the Company's former affiliate, on March 30, 2006 to the extent not used to cover Indemnity Claims. The other foreseeable cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission and evaluating and reviewing possible business ventures and opportunities. In order to meet these cash requirements, the Company may have to raise funds through the issuance of debt and/or equity securities. If new capital is required, the Company may not be able to raise it; or the terms of such funds may not be acceptable to the Company.

On September 30, 2005, the Company issued 7,104,160 shares of common stock to KI Equity for $415,000, pursuant to the SPA. Pursuant to the Transfer Agreement, the Company paid $365,000 to ASAP as a reduction of the purchase consideration under the Transfer Agreement. The Company retained $50,000 payable to ASAP in reserve for a period of six months following the closing of the SPA to satisfy any Indemnity Claims.

On October 5, 2005, the Company issued 1,000,000 shares of common stock, in restricted form, to KI Equity at a purchase price of $0.05 per share, for an aggregate purchase price of $50,000 in order to provide funds for the Company's working capital needs. Also on October 5, 2005 for services rendered, the Company issued 250,000 shares of common stock to Kevin R. Keating, the Company's sole director and officer, and 250,000 shares of common stock to a financial consultant. The stock is valued at an aggregate price of $25,000, or $0.05 per share, which is the same per share value of the cash purchases of common stock in the transactions mentioned above, which occurred contemporaneously. The Company considers this to be the best estimate of the fair value of the non-cash transaction.

On October 24, 2005, the Company issued 500,000 shares of common stock to KI Equity at a purchase price of $0.05 per share for an aggregate price of $25,000.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

                                                    Period from August 25, 2005
                                                     through November 30, 2005

        Operating activities                          $         (21,301)
        Investing activities                                          -
        Financing activities                                    125,000
                                                      -----------------

        Net effect on cash                            $         103,699
                                                      =================

Results of Operations

For the period from August 25, 2005 ("Inception") through November 30, 2005 the Company had no activities that produced revenues from operations. Operating expenses for the period from Inception through November 30, 2005 were $49,801, of which $25,000 consisted of non-cash compensation paid to our sole officer and a financial consultant.

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

Critical accounting estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition.

Measurement of non-cash compensation
On October 5, 2005, the Company issued an aggregate of 500,000 shares of its common stock in lieu of compensation for services to two individuals. The stock was valued at $0.05 per share, which is the same value per share as KI Equity paid in cash for a purchase of 500,000 shares. The Company values non-cash equity transactions in relation to contemporaneous cash sales of equivalent equity securities.

Plan of Operations

Risk Factors

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

         12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

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

General Business Plan

Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly refereed to as a reverse merger. These third party advisors may include certain affiliates of ours and their affiliated entities.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as
(i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition;
(v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades;
(xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

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

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefor; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will attempt to negotiate a provision in the definitive closing documents to void the transaction. However, there is no guarantee that we will be successful in including such a provision and, in such case, the continued ability of the post-transaction company to remain a reporting company and publicly trading may be in jeopardy.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

            On September 30, 2005, the Company issued 7,104,160 shares of common stock to KI Equity for $415,000, pursuant to the Amended SPA.

            On October 5, 2005, the Company issued 1,000,000 shares of common stock, in restricted form, to KI Equity at a purchase price of $0.05 per share, for an aggregate purchase price of $50,000. Also on October 5, 2005, the Company issued an aggregate of 500,000 shares of its common stock in lieu of compensation for services to two individuals. The stock was valued at $0.05 per share, which is the same value per share as KI Equity paid in cash for a purchase of 500,000 shares.

            On October 24, 2005, the Company issued 500,000 shares of common stock to KI Equity at a purchase price of $0.05 per share for an aggregate price of $25,000.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports of Form 8-K

         (a) Exhibits

         31 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         On September 19, 2005, the Company filed a Current Report on Form 8-K dated August 25, 2005 announcing the distribution of shares of ASAP Show Inc. to shareholders of record on August 18, 2005.

         On October 4, 2005, the Company filed a Current Report on Form 8-K dated September 30,2005 announcing the execution of the Amended SPA, the Change in Control, the Change in Officers and Directors, and the Change in Shell Status.

         On October 6, 2005, the Company filed a Current Report on Form 8-K dated October 5, 2005 announcing the unregistered sale of 1,000,000 shares of common stock for $50,000, or $0.05 per share, and the issuance of 500,000 shares of common stock for services valued at $25,000, or $0.05 per share. The Company also announced the appointment of three Directors.

         On October 25, 2005, the Company filed a Current Report on Form 8-K dated October 24, 2004 announcing the unregistered sale of 500,000 shares of common stock for $ 25,000, or $0.05 per share.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CYBER MERCHANTS EXCHANGE, INC.

                                        By: /s/ Kevin R. Keating
                                        ---------------------------------
                                            Principal Executive Officer
                                            Principal Financial Officer

Date: January 17, 2006