Form 10QSB
period 2006-02-28
CYBER MERCHANTS EXCHANGE INC
filed 2006-04-12
CIK 1066961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: February 28, 2006

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

As of March 31, 2006, there were 10,119,040 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheet as of February 28, 2006 (unaudited)                               1

           Condensed Statements of Operations for the three month period ended
           February 28, 2006 and the period from August 25, 2005 ("Inception")
           through February 28, 2006
           (unaudited)                                                                               2

           Condensed Statement of Cash Flows for the period from August 25, 2005
           ("Inception") through February 28, 2006
           (unaudited)                                                                               3

           Notes to Condensed Financial Statements (unaudited)                                    4-10

   Item 2.      Management's Discussion and Analysis
                  or Plan of Operation                                                           11-24

   Item 3.      Controls and Procedures                                                             25

   PART II.OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                 26

   Item 2.        Changes in Securities                                                             26

   Item 3.        Defaults Upon Senior Securities                                                   26

   Item 4.        Submission of Matters to a Vote of Security Holders                               26

   Item 5.        Other Information                                                                 26

   Item 6.        Exhibits                                                                          26

   Signatures                                                                                       27

   Certifications                                                                                28-30

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

                         CYBER MERCHANTS EXCHANGE, INC.
                        (A Development Stage Enterprise)
                         CONDENSED FINANCIAL STATEMENTS
                     For the period ended February 28, 2006

                         CYBER MERCHANTS EXCHANGE, INC.
                        (A Development Stage Enterprise)
                             CONDENSED BALANCE SHEET

                                                               February 28, 2006
                                                                   (unaudited)
ASSETS
  Current assets
         Cash                                                   $       81,774
                                                                --------------

         Total current assets                                           81,774
                                                                --------------

                Total assets                                    $       81,774
                                                                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
         Accounts payable                                       $        3,850
         Due to former affiliate                                        50,000
                                                                --------------

          Total current liabilities                                     53,850

   Commitments and contingencies

    Stockholders' equity:
         Common stock, no par value; 40,000,000
             shares authorized, 10,119,040 shares issued
             and outstanding                                           100,000
         Deficit accumulated during development stage                  (72,076)
                                                                ---------------

         Total stockholders' equity                                     27,924
                                                                --------------

         Total liabilities and stockholders' equity              $      81,744
                                                                 =============


   The accompanying notes are an integral part of these financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                Period from
                                          Three Months Ended           August 25, 2005 ("Inception")
                                          February 28, 2006             through February 28, 2006
                                          -----------------             --------------------------

Revenue                                     $            -                          $           -

Operating expenses:
   Non-cash compensation                                 -                                 25,000
   Other general and
     administrative expenses                        22,275                                 47,076
                                             --------------                          -------------

Total operating expenses                           (22,275)                               (72,076)
                                            ---------------                         --------------

Net loss                                    $      (22,275)                         $     (72,076)
                                            ===============                         ==============

Net loss per share:
   basic and diluted                                  (NIL)                         $        (0.01)
                                            ===============                         ==============

Weighted average number of
  shares outstanding,
  basic and diluted                             10,119,040                              6,350,833
                                            ==============                              =========

   The accompanying notes are an integral part of these financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                           Period from
                                                   August 25, 2005 ("Inception")
                                                    through February 28, 2006
                                                    -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                         $  (72,076)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Stock issued for services                                         25,000
Changes in:
   Accounts payable                                                   3,850
                                                               ------------

   Net cash used in operating activities                            (43,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                           490,000
   Cash disbursed to former affiliate                              (365,000)
                                                                 -----------

Net cash flows from financing activities                            125,000
                                                                 ----------

Net increase in cash                                                 81,774

Cash and cash equivalents, beginning of period                            -
                                                              -------------

Cash and cash equivalents, end of period                        $    81,774
                                                                 ==========

   The accompanying notes are an integral part of these financial statements.

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                February 28, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Cyber Merchants Exchange, Inc. (the "Company") are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. Operating results for the period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the period ending May 31, 2006.

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

      Indemnities

      The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California.

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                                February 28, 2006
                                   (Unaudited)

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

      The Company has no substantive operations at February 28, 2006 and the historical operations of the Company are presented for the period from Inception. See Accounting Treatment section, below.

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

   The details of the reorganization transactions above are as follows:

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                                February 28, 2006
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND REORGANIZATION

      REORGANIZATION (continued)

      Securities Purchase Agreement

      On November 19, 2004, the Company entered into a SPA with Keating Reverse Merger Fund, LLC ("KRM Fund") and Frank Yuan, the then current Chairman of the Board and Chief Executive Officer of the Company ("Yuan") providing for the investment by KRM Fund of $425,000 in the Company in exchange for 7,000,000 shares of the Company's common stock. The SPA was amended and restated effective August 25, 2005 to, among other things, change the Investment to $415,000, change the number of shares to be purchased to 7,104,160, and substitute KI Equity for KRM Fund. The Investment by KI Equity was payable to ASAP as a reduction in the purchase consideration paid by ASAP under the Transfer Agreement. To the extent certain liabilities assumed by ASAP remained unpaid at closing, the funds were to be used to satisfy such liabilities with any remaining funds being available to ASAP for working capital to grow its trade show business. The Reorganization will allow the shareholders of the Company to participate in the growth of the trade show business through the spin-off of ASAP, which owns and operates the trade show business (see below). Following the Reorganization and spin off of ASAP, the Company is majority owned by KI Equity and will seek a business combination with an operating company.

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

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                                February 28, 2006
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND REORGANIZATION

      REORGANIZATION (continued)

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

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                                February 28, 2006
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND REORGANIZATION

      REORGANIZATION (continued)

      Investment

      The closing of the transactions contemplated by the SPA and the Investment were subject to the completion of the Distribution. Pursuant to the Investment, the Company issued 7,104,160 shares of common stock to KI Equity for $415,000. The proceeds of the Investment (subject to a $50,000 reserve discussed below) were paid to ASAP as a reduction in the purchase consideration paid by ASAP under the Transfer Agreement and, pursuant to the accounting treatment set forth below, such payment has been treated as a reduction of stockholders' equity. The Company retained $50,000 of the above payment in reserve for a period of six months following the closing of the SPA to satisfy any Indemnity Claims and has included this balance as due to former affiliate in the accompanying condensed balance sheet. The Company has informed ASAP that the $50,000 reserve originally due March 30, 2006 will be retained by the Company until the preference claim is resolved (see note 6). The closing of the SPA and the Investment occurred on September 30, 2005.

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

      o The fair value of the accounting spinnor (legal spinnee) is greater than that of the accounting spinnee (legal spinnor); and

      o The accounting spinnor (legal spinnee) retains the senior management of the formerly combined entity

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                                February 28, 2006
                                   (Unaudited)

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

      KI Equity owns approximately 85% of the outstanding shares of the Company's common stock at February 28, 2006.

NOTE 4 - GOING CONCERN

      The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no current operations. The Company's success is dependent upon numerous items, certain of which are the successful acquisition or merger with a profitable operating company. Unanticipated problems, expenses, and delays are frequently encountered in negotiating business mergers and acquisitions. No assurance can be given that the Company will successfully merge or acquire a profitable company.

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

                         CYBER MERCHANTS EXCHANGE, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                February 28, 2006
                                   (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

      On  October  4,  2005,  the  Company  entered  into a  contract  with Vero
      Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. In consideration of the services provided, Vero was paid $1,000 for the month of October 2005 and $2,500 each month thereafter in which services are rendered.

      Kevin R. Keating is the father of Timothy J. Keating. Timothy J. Keating is the managing member of KI Equity, which is the majority shareholder of the Company. Timothy J. Keating is also the principal member of Keating Investments, LLC, which is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KI Equity owns approximately 85% of the outstanding shares of the Company's common stock as of February 28, 2006. Kevin R. Keating is not affiliated with and has no equity interest in KI Equity, Keating Investments, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's stock owned by KI Equity . Similarly, Keating Investments, LLC, Keating Securities, LLC and KI Equity disclaim any beneficial interest in the shares of the Company's common stock currently owned by Kevin R. Keating.

NOTE 6 - SUBSEQUENT EVENTS

      On March 7, 2006, a complaint was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. The Company intends to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses.

      To the extent the Company incurs any losses, costs or damages with respect to the preference claim, including attorneys' fees and related costs, the Company believes it may recover such losses, costs and damages from Frank Yuan and ASAP pursuant to the indemnification provisions under the Transfer Agreement. The Company has informed Frank Yuan and ASAP that it intends to seek indemnification from them with respect to the preference claim. Further, the Company has informed Frank Yuan and ASAP that the $50,000 reserve originally due to be paid March 30, 2006 under the terms of the Transfer Agreement will be retained by the Company until this preference claim is resolved to satisfy any potential indemnity claims.

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

Company Background

Cyber Merchants Exchange, Inc. ("the Company") was incorporated in July 1996, under the laws of the State of California. Based on the nature of the reorganization discussed below, the Company has no substantive operations at February 28, 2006. As a result of the Company's reorganization, for accounting purposes, the operations are presented beginning August 25, 2005 ("Inception").

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (continued)

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

The details of the reorganization transactions above are as follows:

Securities Purchase Agreement

On November 19, 2004, the Company entered into a SPA with Keating Reverse Merger Fund, LLC ("KRM Fund") and Frank Yuan, the then current Chairman of the Board and Chief Executive Officer of the Company ("Yuan") providing for the investment by KRM Fund of $425,000 in the Company in exchange for 7,000,000 shares of the Company's common stock. The SPA was amended and restated effective August 25, 2005 to, among other things, change the Investment to $415,000, change the number of shares to be purchased to 7,104,160, and substitute KI Equity for KRM Fund. The Investment by KI Equity was payable to ASAP as a reduction in the purchase consideration paid by ASAP under the Transfer Agreement. To the extent certain liabilities assumed by ASAP remained unpaid at closing, the funds were to be used to satisfy such liabilities with any remaining funds being available to ASAP for working capital to grow its trade show business. The Reorganization will allow the shareholders of the Company to participate in the growth of the trade show business through the spin-off of ASAP, which owns and operates the trade show business (see below). Following the Reorganization and spin off of ASAP, the Company is majority owned by KI Equity and will seek a business combination with an operating company.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (continued)

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (continued)

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

On March 7, 2006, a complaint was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. The Company intends to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses.

To the extent the Company incurs any losses, costs or damages with respect to the preference claim, including attorneys' fees and related costs, the Company believes it may recover such losses, costs and damages from Frank Yuan and ASAP pursuant to the indemnification provisions under the Transfer Agreement. The Company has informed Frank Yuan and ASAP that it intends to seek indemnification from them with respect to the preference claim. Further, the Company has informed Frank Yuan and ASAP that the $50,000 reserve originally due to be paid March 30, 2006 under the terms of the Transfer Agreement will be retained by the Company until this preference claim is resolved to satisfy any potential indemnity claims.

Liquidity and Capital Resources

The Company's total assets as of February 28, 2006 are $81,774, of which is comprised of cash. The Company's current liabilities are $53,850, of which $50,000 represents the reserve for Indemnity Claims that is payable to ASAP, the Company's former affiliate, on March 30, 2006 to the extent not used to cover Indemnity Claims. As discussed above, the Company has informed Frank Yuan and ASAP that it will retain the $50,000 reserve beyond March 30, 2006 and until the preference claim is resolved. The other foreseeable cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission and evaluating and reviewing possible business ventures and opportunities. In order to meet these cash requirements, the Company may have to raise funds through the issuance of debt and/or equity securities. If new capital is required, the Company may not be able to raise it; or the terms of such funds may not be acceptable to the Company.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (continued)

On September 30, 2005, the Company issued 7,104,160 shares of common stock to KI Equity for $415,000, pursuant to the SPA. Pursuant to the Transfer Agreement, the Company paid $365,000 to ASAP as a reduction of the purchase consideration under the Transfer Agreement. The Company retained $50,000 payable to ASAP in reserve for a period of six months following the closing of the SPA to satisfy any Indemnity Claims. The Company will retain the $50,000 reserve until the preference claim is resolved.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

                                                    Period from August 25, 2005
                                                     through February 28, 2006

        Operating activities                          $         (43,226)
        Investing activities                                          -
        Financing activities                                    125,000
                                                      -----------------

        Net effect on cash                            $          81,774
                                                      =================

Results of Operations

For the period from August 25, 2005 ("Inception") through February 28, 2006 the Company had no activities that produced revenues from operations. Operating expenses for the period from Inception through February 28, 2006 were $72,076, of which $25,000 consisted of non-cash compensation paid to our sole officer and a financial consultant.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (continued)

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no current operations. The Company's success is dependent upon numerous items, certain of which are the successful acquisition or merger with a profitable operating company. Unanticipated problems, expenses, and delays are frequently encountered in negotiating business mergers and acquisitions. No assurance can be given that the Company will successfully merge or acquire a profitable company.

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

Plan of Operation

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (continued)

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (continued)

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (continued)

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (continued)

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATION (continued)

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (continued)

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATION (continued)

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION (continued)

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

            On March 7, 2006, a complaint was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. The Company intends to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses.

            To the extent the Company incurs any losses, costs or damages with respect to the preference claim, including attorneys' fees and related costs, the Company believes it may recover such losses, costs and damages from Frank Yuan and ASAP pursuant to the indemnification provisions under the Transfer Agreement. The Company has informed Frank Yuan and ASAP that it intends to seek indemnification from them with respect to the preference claim. Further, the Company has informed Frank Yuan and ASAP that the $50,000 reserve originally due to be paid March 30, 2006 under the terms of the Transfer Agreement will be retained by the Company until this preference claim is resolved to satisfy any potential indemnity claims.

Item 2.     Changes in Securities

            None

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

                                              CYBER MERCHANTS EXCHANGE, INC.

                                              By:   /s/ Kevin R. Keating
                                                   -----------------------------
                                                    Principal Executive Officer
                                                    Principal Financial Officer
Date:  April 12, 2006