Form 10KSB
period 2006-05-31
CYBER MERCHANTS EXCHANGE INC
filed 2006-08-11
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 001-15643

CYBER MERCHANTS EXCHANGE, INC.
(Exact name of small business issuer as specified in its charter)

California	95-4597370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

936A Beachland Boulevard Suite 13, Vero Beach, FL 32963
(Address of principal executive offices)

(772) 231-7544
(Issuer’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES ☐  NO ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

Issuer's revenues for its most recent fiscal year: $0

As of August 3, 2006, 10,119,040 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of $0.40 as reported on August 3, 2006 by the NASD Over-the-Counter Bulletin Board) was approximately $505,952.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check One):

Yes ☐  No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Summary

Cyber Merchants Exchange, Inc. (“we”, “us”, “our”, “Cyber” or the “Company”) plans to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We currently have no relevant operating business, revenues from operations or assets.

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

On July 7, 2006, we entered into an Exchange Agreement (“Exchange Agreement”) with KI Equity Partners II, LLC (“KI Equity”), Prime Fortune Enterprises Limited, an international business company incorporated in the British Virgin Islands ("Prime"), and each of the equity owners of Prime (the “Prime Shareholders”) pursuant to which we will acquire 100% of the equity interests of Prime in a reverse merger transaction. This reverse merger transaction is described in detail below. There are a number of conditions to the closing of the transactions under the Exchange Agreement including, without limitation, the completion of a capital raise in a minimum amount of $7,000,000. The parties expect the closing of the transactions under the Exchange Agreement and the financing to occur on or about August 31, 2006. However, there can be no assurances that the exchange transaction or the financing will be completed. Accordingly, this report describes our general business and plan of operations as well as the specific pending transaction under the Exchange Agreement, which may or may not be completed.

During the fiscal year ended May 31, 2006, we did not generate any significant revenues. We may require additional financing to execute our plan to acquire an operating company. The accompanying financial statements include a "going concern" explanatory paragraph from our independent registered accounting firm. Ultimately, our continuation as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, namely a business combination with an operating company, there can be no assurance that future profitable operations will occur.

History and Recent Developments

We were incorporated in July 1996 under the laws of the State of California. In July 1999, we raised approximately $3.2 million through an initial public offering. On June 30, 2000 we raised an additional $6.3 million in a private placement offering subscribed by 30 high net-worth Chinese investors. Prior to the completion of the reorganization described below, we were an intermediary to global suppliers and buyers in the manufacturing, wholesaling and retailing apparel business. We are currently listed on the Over-the-Counter Bulletin Board (“OTC BB”) under the symbol CMXG and are complaint with the reporting requirements of the Securities Exchange Act of 1934, as amended.

Effective for fiscal year ending in 2005, we changed our fiscal year end from June 30 to May 31. Accordingly, we filed a Form 10-KSB as a transition report for the 11-month period ended May 31, 2005.

Reorganization

Our shareholders of record on March 25, 2005 approved on May 16, 2005 a reorganization of the Company (the "Reorganization"). The Reorganization is summarized as follows:

•	We transferred of all of our assets and liabilities (the "Transfer") to ASAP Show Inc., a then wholly owned subsidiary ("ASAP"), effective May 31, 2005 pursuant to a Transfer and Assumption Agreement (“Transfer Agreement”), with ASAP continuing to operate the trade show business previously carried on by us;

•	We issued a stock bonus to certain directors and key employees of 120,862 shares of our common stock, on a post-reverse split basis, effective May 31, 2005 (the “Stock Bonus”);

•	We effected a one for eight and one-half (1-for-8.5) reverse stock split of our common stock (the "Reverse Split") with special treatment to preserve round lot stockholders, effective July 18, 2005;

•
On or about August 25, 2005, we distributed 8,626,480 shares of common stock of ASAP, representing all of the outstanding shares of ASAP, to our shareholders of record on August 18, 2005 on a pro rata basis (the "Distribution"), with such distributed shares being held by our transfer agent as depository agent until such time as the Form 10-SB filed by ASAP became effective with all comments from the SEC cleared (certificates representing such shares were issued by the transfer agent to the shareholders on or about March 27, 2006);

•	We entered into an amended and restated Securities Purchase Agreement (“SPA”) with KI Equity effective as of August 25, 2005;

•
On September 30, 2005, we completed the sale of 7,104,160 shares of our common stock to KI Equity for $415,000 (the "Investment"), with the net proceeds of the Investment being paid to ASAP pursuant to the terms of the Transfer Agreement.; and

•	In connection with the closing of the Investment, our then current directors and officers resigned and Kevin Keating was appointed the sole director and officer of the Company.

We accounted for the Reorganization as a reverse spinoff in accordance with the Emerging Issues Task Force Issue No. (“EITF”) 02-11, “Accounting for Reverse Spinoffs.” In a reverse spinoff, the legal spinnee (ASAP) is treated as though it were the spinnor for accounting purposes. Reverse spinoff accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the consolidated financials statements. Under this treatment, the historical financial statements of the Company became the historical financial statements of ASAP. In making its determination, the Company considered the following indicators, among others: (i) the accounting spinnor (legal spinnee, ASAP) is larger than the accounting spinnee (legal spinnor, the Company); (ii) the fair value of the accounting spinnor (legal spinnee) is greater than that of the accounting spinnee (legal spinnor); (iii) the accounting spinnor (legal spinnee) retains the senior management of the formerly combined entity; and (iv) the accounting spinnor (legal spinnee) retains senior management.

Proposed Change of Control Transaction

On July 7, 2006, we entered into the Exchange Agreement with KI Equity, Prime and the Prime Shareholders. Under the Exchange Agreement, we will, at closing of the exchange transaction (“Closing”), acquire all of the outstanding capital stock and ownership interests of Prime (the “Interests”) from the Prime Shareholders, and the Prime Shareholders will transfer and contribute all of their Interests to us. In exchange, we will issue to the Prime Shareholders 1,000,000 shares of our Series A Convertible Preferred Stock, no par value per share ("Series A Preferred Shares"), which shall be convertible into approximately 116,721,360 shares of our common stock (“Conversion Shares”). Following the Closing of the exchange transaction (“Exchange”), Prime will continue as a wholly-owned subsidiary of us.

The consummation of the Exchange is contingent on a minimum of $7,000,000 (or such lesser amount as mutually agreed to by Prime and the placement agent) being subscribed for, and funded into escrow, by certain accredited and institutional investors (“Investors”) for the purchase of shares of our Series B Convertible Preferred Stock (“Series B Preferred Shares”) promptly after the closing of the Exchange under terms and conditions approved by our board of directors immediately following the Exchange (“Financing”). The closing of the Financing will be contingent on the closing of the Exchange, and the Exchange will be contingent on the closing of the Financing.

No assurances can be given that the Financing or the Exchange will be completed. Further, in the event the Financing is completed, there can be no assurance that that the gross proceeds will be at least $7,000,000. For purposes of this Annual Report, it is assumed that the Financing will be completed with gross proceeds of $10,000,000, the maximum amount under the Financing.

The issuance of the Series A Preferred Shares to the Prime Shareholders and, upon conversion, the shares of our common stock underlying the Series A Preferred Shares, is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. The issuance of the Series B Preferred Shares to Investors is intended to be exempt from registration under the Securities Act pursuant to Section 4(2) thereof and such other available exemptions. As such, the Series A Preferred Shares and the Series B Preferred Shares, and upon conversion thereof, our common stock, may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering these securities has been or is expected to be filed with the SEC or with any state securities commission in respect of the Exchange or the Financing. However, as a condition to the Financing, it is expected that we will agree to register for public re-sale the shares of our common stock underlying the Series B Preferred Shares issued to the Investors in the Financing. In addition, we have agreed to register for public re-sale after the Exchange: (i) 2,000,000 shares of our common stock which are currently outstanding and have been granted piggyback registration rights, (ii) 7,104,160 shares of our common stock currently held by KI Equity which do not have piggyback registration rights, (iii) the Gateway Shares (as defined below), (iv) approximately 6,484,519 shares of our common stock underlying Series A Preferred Shares to be issued to Hamptons Investment Group Limited (“HIG”) immediately prior to the closing of the Exchange, and (v) 134,100 shares of our common stock issued to Richardson & Patel LLP after Closing for legal services rendered to Prime in connection with the Exchange and Financing.

Prime owns all of the capital stock of Infosmart Group, Limited, a company incorporated in the British Virgin Islands (“InfoSmart”). InfoSmart beneficially owns 100% of the issued and outstanding capital stock of both: (i) Info Smart Technology Limited, a company incorporated under the laws of Hong Kong (“IS Technology”); and (ii) Info Smart International Enterprises Limited, a company incorporated under the laws of Hong Kong (“IS International”). IS Technology owns all of the issued and outstanding capital stock of Infoscience Media Limited, a company incorporated under the laws of Hong Kong (“IS Media”). IS Media owns 99.42% of the issued and outstanding capital stock of Discobras Industria E Comercio de Electro Eletronica Limiteda, a company incorporated under the laws of Brazil (“Discobras”). Prime, Infosmart, IS International, IS Technology, IS Media and Discobras shall be referred to herein collectively as "InfoSmart Group." InfoSmart Group is engaged in the business of development, manufacturing, marketing and sales of recordable DVD media.

InfoSmart Group started in the recordable digital versatile disks (“DVDRs”) manufacturing business with the establishment of IS Technology. Founded in Hong Kong in August of 2002, IS Technology was the first company in Hong Kong to manufacture DVDRs. With the growth in DVDR demand, the initial shareholders of IS Technology took in other shareholders to form two other companies, IS International and IS Media, to produce DVDRs. These three companies form InfoSmart Group’s main operational business. InfoSmart Group currently manufactures 8x and 16x discs, and is preparing to launch production of new optical storage media, namely, writable high density DVDR discs. InfoSmart Group currently has customers in Western Europe and Australia. In an effort to enter the South American market, InfoSmart Group is establishing a sales and distribution network and a production facility in Brazil through its Discobras subsidiary.

The business of InfoSmart Group involves a number of risks and uncertainties that could cause the actual results of either company to differ materially from those estimated by management from time to time. Potential risks and uncertainties, include, but are not limited to, such factors as fluctuations in demand for InfoSmart’s products, InfoSmart Group’s cost of manufacturing and raw materials, conditions and trends in the retail market, additions or departures of key personnel, Info Smart Group’s ability to attract and maintain customers and strategic business relationships, InfoSmart Group’s ability to develop and/or license existing and new technologies for the manufacture of its products, the impact of competitive products and pricing, growth in target markets, the adequacy of InfoSmart Group’s liquidity and financial strength to support its growth, and other information that may be detailed from time to time in our filings with the SEC should the exchange transaction contemplated by the Exchange Agreement be completed.

The Exchange Agreement is included as Exhibit 2.1 to our Current Report on Form 8-K dated July 7, 2006, and filed with the Securities and Exchange Commission (“SEC” or “Commission”) on July 12, 2006. The Exchange Agreement is the legal document that governs the Exchange and the other transactions contemplated by the Exchange Agreement. The discussion of the Exchange Agreement set forth herein is qualified in its entirety by reference to this Exhibit 2.1. Further, we filed with the SEC and mailed to our shareholders of record on August 3, 2006 an information statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14f-1 promulgated thereunder (“Information Statement”) describing the proposed change of control transaction. The foregoing documents are hereby incorporated by reference and interested parties are urged to review these documents on the SEC web site www.sec.gov.

Subject to completion of the Exchange, we will issue 2,850,000 shares of our common stock to Worldwide Gateway Co., Ltd. (“Gateway”) immediately prior to the Closing for Gateway’s services as a consultant to us in connection with the Exchange (“Gateway Shares”).

Under the terms of the Exchange Agreement, all of the outstanding Interests of Prime will be exchanged for 1,000,000 Series A Preferred Shares. Each Series A Preferred Share will be convertible into 116.721360 shares of our common stock (the “Conversion Rate”). The Series A Preferred Shares will immediately and automatically be converted into shares of our common stock (the “Mandatory Conversion”) upon the approval by a majority of our stockholders (voting together on an as-converted-to-common-stock basis), following the Exchange, of an increase in the number of authorized shares of our common stock from 40,000,000 shares to 300,000,000 shares and a change of our corporate name (collectively, the “Corporate Actions”). As a condition to the Closing of the Exchange, KI Equity and the Prime Shareholders will enter into a voting agreement (“Voting Agreement”) to vote their shares in favor of the Corporate Actions.

The holders of Series A and Series B Preferred Shares will be entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. Each Series A and Series B Preferred Share will carry a number of votes equal to the number of shares of common stock issuable upon conversion based on the then applicable conversion rate. As such, immediately following the Exchange, the Prime Shareholders together with the Investors (assuming gross proceeds from the Financing of $10,000,000) will own 92.3% of the total combined voting power of all classes of our outstanding stock entitled to vote.

Accordingly, upon completion of the Exchange and the Financing (assuming gross proceeds from the Financing of $10,000,000), the Prime Shareholders (including HIG) will own 1,000,000 Series A Preferred Shares (equivalent to 116,721,360 shares of our common stock on an as-converted basis), the Investors will receive Series B Preferred Shares convertible into approximately 38,314,177 shares of our common stock, and the current Cyber stockholders (including Gateway) will own 12,969,040 shares of our common stock. Upon the mandatory conversion of the Series A Preferred Shares, the Prime Shareholders together with the Investors (assuming the Investors elect to convert all of their Series B Preferred Shares) will own approximately 92.3% of the total outstanding shares of our common stock, and our current stockholders will own approximately 7.7% of the total outstanding shares of our common stock.

Effective as of the Closing of the Exchange, and subject to applicable regulatory requirements, including the preparation, filing and distribution to our stockholders of the Information Statement at least ten (10) days prior to Closing, our current board of directors and our current sole officer will resign such positions and our board will appoint as directors:

•	Kwok Chung, InfoSmart’s current Chief Executive Officer
•	Pauline Sze, InfoSmart’s current Chief Financial Officer
•	Andrew Chang, a director of InfoSmart
•	Godwin Wong, an independent director designated by KI Equity

Additional information concerning Kwok Chung, Pauline Sze, Andrew Chang and Godwin Wong is set forth in the Information Statement.

Godwin Wong is an independent director designated by KI Equity to serve as a director for the one year period following Closing (“KI Equity Director”). Kwok Chung, Pauline Sze and Andrew Chang (collectively, the “Management Directors”) will have the right to appoint three persons as independent directors, however, these board positions are expected to be filled following the Closing. The Voting Agreement will require KI Equity and the Prime Shareholders to vote their Cyber shares for the above director designees. Prime has also agreed that, within 90 days following the Closing, our board of directors will satisfy the independence, audit and compensation committee and other corporate governance requirements under the Sarbanes-Oxley Act of 2002 (the "SOX Act"), the rules and regulations promulgated by the SEC, and the requirements of either NASDAQ or American Stock Exchange (“AMEX”) as selected by Cyber, whether or not our common stock is listed or quoted, or qualifies for listing or quotation, on such national exchanges.

At or prior to the Closing, we will also enter into a certain financial advisory agreement with Keating Securities, LLC (“Keating Securities”), a registered broker-dealer, under which Keating Securities will be compensated by us for its advisory services rendered to us in connection with the Exchange. The transaction advisory fee will be $450,000, with the payment thereof being subject to the Closing of the Exchange. This fee will be paid in full at the Closing of the Exchange.

Completion of the transactions contemplated under the Exchange Agreement are subject to the satisfaction of certain contingencies including, without limitation, the delivery of U.S. GAAP audited annual, interim reviewed and pro forma financial information of InfoSmart Group (on a consolidated basis) acceptable to us, compliance with regulatory requirements, the completion of the Financing, and the filing of certificates of determination for the Series A and Series B Preferred Shares with and acceptance by the Secretary of State of the State of California. Consummation of the exchange transaction is also conditioned upon, among other things: (i) execution by KI Equity and the Prime Stockholders of the Voting Agreement; (ii) continued quotation of our common stock on the OTC BB; (iii) receipt of all required licenses, permits, certificates and approvals by the government authorities; (iv) delivery of legal opinions from InfoSmart’s British Virgin Islands and Hong Kong legal counsels satisfactory to us, and (v) execution of an aftermarket support agreement between us and Keating Aftermarket Support, LLC (“KAMS”), an affiliate of Keating Investments, LLC, with such terms and conditions as mutually acceptable to Prime, us and KAMS.

The parties expect the closing of the transactions under the Exchange Agreement and the Financing to occur on or about August 31, 2006. However, there can be no assurances that the exchange transaction or the Financing will be completed.

If the Exchange closes as contemplated, it will be treated for accounting purposes as a “reverse merger” whereby Prime, the acquired company, will be considered the accounting acquirer as it will retain control of the Company after the reverse merger.

The Exchange Agreement may be terminated as follows: (i) by mutual written consent, (ii) by either party if the exchange transaction is not consummated by August 31, 2006 , (iii) by either party if the exchange transaction is prohibited by issuance of an order, decree or ruling, and (iv) by either party if the other is in material breach of any representation, warranty, covenant or agreement.

Kevin R. Keating is the sole officer and a director of Cyber. Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, which is the majority stockholder of Cyber, Keating Securities, LLC, the registered broker-dealer affiliate of Keating Investments, LLC, and Keating Aftermarket Support, LLC (“KAMS”). Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KI Equity, KAMS or Keating Securities, LLC and disclaims any beneficial interest in the shares of our common stock owned by KI Equity. Similarly, Keating Investments, LLC, KI Equity, KAMS and Keating Securities, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating.

Margie L. Blackwell, Luca Toscani and Jeff L. Andrews are directors of Cyber. Margie L. Blackwell and Luca Toscani are each members of Keating Investments, LLC, and Jeff L. Andrews is a Senior Vice President of Keating Investments, LLC.

Employees

We currently do not have any employees. Our sole officer, Kevin R. Keating, serves in such capacity without salary or bonus. Upon accepting his position as an officer and director on September 30, 2005, we issued shares of our common stock to Mr. Keating as compensation for services rendered.

We have entered into a contract with Vero Management, LLC (“Vero”) for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Vero is owned and managed by Mr. Keating. We pay Vero $2,500 per month for services provided to us.

Risk Factors

An investment in our common stock involves investment risks and the possibility of the loss of an investor’s entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

1. No Current Operating Business. We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor’s purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

3. Possible Business - Not Identified and Highly Risky. Except for our pending transaction with Prime which may or may not close, we have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

4. Type of Business Acquired. Except for our pending transaction with Prime which may or may not close, the type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

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

12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. In connection with the Exchange described above, we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash fee. In addition, pursuant to the terms of the Exchange Agreement, we will enter into an aftermarket support agreement between us and Keating Aftermarket Support, LLC (“KAMS”), an affiliate of Keating Investments, LLC, with such terms and conditions as mutually acceptable to Prime, us and KAMS.

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

17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after any reverse merger transaction.

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

19. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Act”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

ITEM 2.	DESCRIPTION OF PROPERTY.

From September 30, 2005, we have operated from the offices of Vero. We have a management agreement with Vero under which Vero provides us with managerial and administrative services in exchange for $2,500 per month.

We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.

ITEM 3.	LEGAL PROCEEDINGS.

On March 7, 2006, a complaint was filed against us in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. (“Preference Action”). The complaint seeks to recover from us $91,572 in alleged preferential transfers made to us by the debtor during the ninety-day period prior to the filing of the debtor’s bankruptcy petition. We intend to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses. We filed our answer to the compliant on or about April 20, 2006. To the extent we incur any losses, costs or damages with respect to the preference claim, including attorneys’ fees and related costs, we believe we may recover such losses, costs and damages from Frank Yuan and ASAP pursuant to the indemnification provisions under the Transfer Agreement and/or the SPA. We have informed Frank Yuan and ASAP that we intend to seek indemnification from them with respect to the preference claim. Further, we have informed Frank Yuan and ASAP that the $50,000 reserve originally due to be paid March 30, 2006 under the terms of the Transfer Agreement will be retained by us until this preference claim is resolved to satisfy any potential indemnity claims.

Except as set forth above, we are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders during the fiscal year ended May 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded from time to time on the over-the-counter market, and quotations may be found in NASD’s Over-the-Counter Bulletin Board. Shares of our common stock are traded under the symbol “CMXG”.

Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Our stock is currently available for trading on NASD’s Over-the-Counter Bulletin Board. Based on information available to us, the quotations below reflect the high and low bid quotation for our stock on the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions. All share prices give effect to the Reverse Split which was effective July 18, 2005.

June 1, 2005 to May 31, 2006	High*	Low*
First Quarter	$1.445	$0.250
Second Quarter	$0.550	$0.250
Third Quarter	$0.510	$0.300
Fourth Quarter	$1.250	$0.300

June 1, 2004 to May 31, 2005	High*	Low*
First Quarter	$2.550	$1.700
Second Quarter	$1.700	$1.105
Third Quarter	$1.275	$0.935
Fourth Quarter	$1.275	$1.105

*	The source of the high and low closing sales price information is Commodity Systems, Inc. and can be found on Yahoo’s Web-site at www.finance.yahoo.com.

As of May 31, 2006, we had 10,119,040 shares of our common stock outstanding. There were 175 holders of record of our common stock at May 31, 2006 and an indeterminate number of additional shareholders through nominee or street name accounts with brokers. Our transfer agent is U.S. Stock Transfer Corp., Glendale, CA.

We have neither paid nor declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Penny Stock

Our securities are subject to the SEC's “penny stock” rules. The penny stock rules may affect the ability of owners of our shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investments in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

Our securities are also subject to the SEC’s rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investor” means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market.

Recent Sales of Unregistered Securities.

Effective May 31, 2005, we issued 120,862 shares of our common stock (on a post-Reverse Split basis) as a stock bonus to certain employees and directors.

On September 30, 2005, we issued 7,104,160 shares of common stock to KI Equity for $415,000, pursuant to the SPA described above.

On October 5, 2005, we issued 1,000,000 shares of common stock, in restricted form, to KI Equity at a purchase price of $0.05 per share, for an aggregate purchase price of $50,000 in order to provide funds for our working capital needs. Also on October 5, 2005 for services rendered, we issued 250,000 shares of common stock to Kevin R. Keating, the Company’s sole officer, and 250,000 shares of common stock to a consultant. The stock is valued at an aggregate price of $25,000, or $0.05 per share, which is the same per share value of the cash purchases of common stock in the transactions mentioned above, which occurred contemporaneously. We consider this to be the best estimate of the fair value of the non-cash transaction.

On October 24, 2005, we issued 500,000 shares of common stock to KI Equity at a purchase price of $0.05 per share for an aggregate price of $25,000 in order to provide additional funds for our working capital needs..

In connection with the above stock issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder, a creditor, a current or former officer or director, a service provider, or an accredited investor with whom we or an affiliate of ours had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration including those contained in Sections 4(2) of the Securities Act and in Regulation D promulgated under the Securities Act.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words “we,” “us” and “our” refer to the Company. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-KSB or included in our previous filings with the Securities and Exchange Commission.

Plan of Operations

General Business Plan

On July 7, 2006, we entered into an Exchange Agreement KI Equity Partners II, LLC (“KI Equity”), Prime Fortune Enterprises Limited, an international business company incorporated in the British Virgin Islands ("Prime"), and each of the equity owners of Prime (the “Prime Shareholders”) pursuant to which we will acquire 100% of the equity interests of Prime in a reverse merger transaction. This reverse merger transaction is described in detail below. There are a number of conditions to the closing of the transactions under the Exchange Agreement including, without limitation, the completion of a capital raise in a minimum amount of $7,000,000. The parties expect the closing of the transactions under the Exchange Agreement and the financing to occur on or about August 31, 2006. However, there can be no assurances that the exchange transaction or the financing will be completed. Accordingly, the following Plan of Operations describes our plan of operations which we would pursue if the pending transaction under the Exchange Agreement fails to close.

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

We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders. As discussed above, Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

We will not acquire or merge with any company for which audited financial statements cannot be obtained prior to closing of the proposed transaction.

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

Results of Operations

For Period beginning August 25, 2005 (Inception) through May 31, 2006

We accounted for the Reorganization as a reverse spinoff in accordance with the Emerging Issues Task Force Issue No. (“EITF”) 02-11, “Accounting for Reverse Spinoffs.” In a reverse spinoff, the legal spinnee (ASAP) is treated as though it were the spinnor for accounting purposes. Reverse spinoff accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the consolidated financials statements. Under this treatment, our historical financial statements (for the period prior to the August 25, 2005 spinoff) became the historical financial statements of ASAP. Our financial statements included in this annual report reflected our activity and accounts for the period beginning August 25, 2005 through May 31, 2006.

We generated a net loss of $88,830 for the period from August 25, 2005 (“Inception”) through May 31, 2006. From Inception through May 31, 2006, we had non-cash compensation of $25,000 related to shares of our common stock issued for services and general and administrative expenses of $63,830 related primarily to professional and consulting fees and expenses to maintain our status as a reporting company.

Liquidity and Capital Resources

A summary of the our operating and financing activities for the period form Inception to May 31, 2006 is as follows:

Cash flows from:
Operating activities	$(61,330)
Financing activities	$125,000

On September 30, 2005, we issued 7,104,160 shares of our common stock to KI Equity for $415,000, pursuant to the SPA described above. Pursuant to the Transfer Agreement, we recorded a reduction in stockholders’ equity of $415,000 due to ASAP as a reduction of the purchase consideration under the Transfer Agreement. We have paid $365,000 to ASAP for the purchase consideration reduction, and we retained $50,000 for potential indemnity claims which has been classified as due to former affiliate in our financial statements.

 On October 5, 2005, we issued 1,000,000 shares of common stock, in restricted form, to KI Equity at a purchase price of $0.05 per share, for an aggregate purchase price of $50,000 in order to provide funds for our working capital needs. Also on October 5, 2005 for services rendered, we issued 250,000 shares of common stock to Kevin R. Keating, the Company’s sole officer, and 250,000 shares of common stock to a consultant. The stock is valued at an aggregate price of $25,000, or $0.05 per share, which is the same per share value of the cash purchases of common stock in the transactions mentioned above, which occurred contemporaneously. We consider this to be the best estimate of the fair value of the non-cash transaction.

On October 24, 2005, we issued 500,000 shares of common stock to KI Equity at a purchase price of $0.05 per share for an aggregate price of $25,000 in order to provide funds for our working capital needs.

At May 31, 2006, we had current assets, in the form of cash, totaling $63,670. We had current liabilities consisting of accounts payable of $2,500 and amounts due to ASAP, our former affiliate, of $50,000 to cover potential indemnity claims.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

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

Measurement of non-cash compensation

We value non-cash equity transactions in relation to contemporaneous cash sales of equivalent equity securities.

Deferred Taxes

We utilize the asset and liability approach to accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

ITEM 7.	FINANCIAL STATEMENTS.

The following financial statements required by this item are filed herewith following the signature page to this report:

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Corbin & Company, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Corbin & Company, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Effective as of the closing of the SPA, on September 30, 2005, our then current officers and directors resigned, and Kevin R. Keating became our sole director, CEO, President, CFO, Treasurer and Secretary. On October 5, 2005, Kevin R. Keating appointed Margie L. Blackwell, Luca Toscani and Jeff L. Andrews to our board of directors to fill certain vacancies.

The following table sets forth the names, positions and ages of our executive officers and directors. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by us to become a director or executive officer.

Name	Age	Position	Term
Kevin R. Keating (1)	66	CEO, President, CFO, Treasurer, Secretary and Director	1 Year
Margie L. Blackwell (2)	50	Director	1 Year
Luca Toscani (2)	35	Director	1 Year
Jeff L. Andrews (2)	36	Director	1 Year

(1)	Became CEO, President, Secretary, CFO, Treasurer, and a director effective September 30, 2005.
(2)	Became a director effective October 5, 2005.

Kevin R. Keating, CEO, President, Secretary, CFO, Treasurer and a director of Cyber, is an investment executive and for the past twelve years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation. Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 40 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which has a management agreement with Cyber.

Margie L. Blackwell, a director of Cyber, is a member of Keating Investments, LLC, and has been with Keating Securities, LLC, an NASD member firm, for six years. She is a Registered Principal having completed her Series 7, 24 and 63 examinations. From 1993 to 1999 she was a financial assistant to various non-public companies. Prior to that, she worked with the Chairman of the Board of Tele-Communications, Inc. ("TCI"), for eleven years. She first served in the capacity of Executive Assistant and was later promoted to Plan Manager of TCI's Employee Stock Purchase Plan. She was responsible for management of the Stock Plan, a 401(k) qualified plan that invested primarily in TCI stock. In addition, Ms. Blackwell served on the TCI Employee Stock Purchase Plan Committee as Plan Secretary.

Luca Toscani, a director of Cyber, is a member of Keating Investments, LLC, and has been with Keating Securities, LLC, an NASD member firm, for six years. He is a Registered Representative having successfully completed his Series 7 and 66 examinations. Mr. Toscani was formerly hedge fund manager with Medici Capital Management, London. He began his career as an arbitrage trader at Bear Stearns International Ltd. (London) after graduating in 1995 summa cum laude from the Venice University, Italy with a degree in Economics and Business. Mr. Toscani spent one year each of scholarship at Warwick University and University College, both in the United Kingdom.

Jeff L. Andrews, a director of Cyber, is a Senior Vice President of Keating Investments, LLC, and has been with Keating Securities, LLC, an NASD member firm, for three years. He is a Registered Representative, having completed his Series 7, 24, and 66 examinations. He was formerly a Financial Advisor with UBS Financial Services (PaineWebber), Denver. Mr. Andrews started his career in media, managing a Summit County, Colorado television affiliate of Resort Sports Network and the Copley Theatre at The New England in Boston. He is currently a board member of 9Kids Who Care at KUSA-TV and the University of Denver's Bridge Project, providing educational services for Denver's underprivileged youths. Mr. Andrews is a 1994 graduate of Tufts University with a B.A. in English and Political Science.

Audit Committee and Audit Committee Financial Expert

Cyber is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. Cyber does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC, Cyber's board of directors is deemed to be its audit committee. Cyber's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

No Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Cyber has not adopted a code of ethics that applies to the Chief Executive Officer and Chief Financial Officer because it has no meaningful operations. Cyber does not believe that a formal written code of ethics is necessary at this time.

Conflicts of Interest

Certain conflicts of interest existed at May 31, 2006 and may continue to exist between Cyber and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of Cyber.

Certain conflicts of interest may exist between Cyber and its management, and conflicts may develop in the future. Cyber has not established policies or procedures for the resolution of current or potential conflicts of interest between Cyber, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of Cyber, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of Cyber’s stockholders and for which there will be no recourse. As part of the Exchange, Cyber will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of Cyber’s controlling stockholder, to act as a financial advisor in connection with the Exchange for which it will earn a $450,000 advisory fee upon the Closing. Margie L. Blackwell and Luca Toscani are each members of Keating Investments, LLC, and Jeff L. Andrews is a Vice President of Keating Investments, LLC.

Board Meetings; Nominating and Compensation Committees

The Board of Directors held five special meetings of directors during the fiscal year ended May 31, 2006. In addition, the board of directors took a number of actions by written consent of all of the directors. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving Cyber in any other capacity and receiving compensation therefore except as otherwise provided under applicable law. Except as set forth below, no compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees are currently appointed or in place.

Cyber is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee. Cyber does not currently have a compensation committee. Kevin R. Keating is Cyber’s sole officer acting as President, Secretary and Treasurer. Cyber has no employees, and any compensation for directors and officers must be approved by the Board of Directors.

Cyber neither has a nominating committee for persons to be proposed as directors for election to the Board of Directors nor a formal method of communicating nominees from shareholders. Cyber does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under California law and the federal proxy rules. Currently, the entire Board of Directors decides on nominees, on the recommendation of one or more members of the Board of Directors. None of the members of the Board of Directors are "independent." The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the Board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, Cyber’s Board of Directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

Because the management and one of the directors of Cyber are the same person, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Board's attention by virtue of the co-extensive capacities served by Kevin R. Keating.

Cyber does not have a policy regarding the attendance of board members at the annual meeting of shareholders. At the last annual meeting of shareholders held May 16, 2005, one member of the board was in attendance.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the SEC. Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all Section 16(a) reports they file. We are not required to comply with Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to us.

ITEM 10.	EXECUTIVE COMPENSATION

The following Executive Compensation Chart highlights the compensation for our executive officers. No other executive officers received salary and bonus in excess of $100,000 for the prior three fiscal years.

Long Term Compensation
		Annual Compensation						Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#) (2)	LTIP Payouts ($)	All Other Compensation ($)
Frank Yuan (former CEO) (4)	2006 2005 2004	$ $ $	0 137,500 150,000	$ $ $	0 0 0	$ $ $	0 0 0	N/A $42,943(1) N/A	N/A N/A 185,000(2)	N/A N/A N/A	N/A N/A N/A

Kevin R. Keating (CEO, President, Secretary, CFO and Treasurer) (5)	2006 2005 2004	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	$12,500 (3) N/A N/A

(1)	Value of stock bonus consisting of 38,862 shares of our common stock.
(2)	Consists of grants of stock options under our 2001 Stock Option Plan. All the stock options were cancelled during fiscal 2005.
(3)	On October 5, 2005, we issued 250,000 shares of our common stock to Kevin R. Keating, our sole officer and a director, for services rendered to us valued at $12,500, or $0.05 per share.
(4)	Frank Yuan resigned as our CEO effective September 30, 2005.
(5)	Kevin R. Keating was appointed our CEO, President, Secretary, CFO, Treasurer, and a director effective September 30, 2005.

We have compensated our directors with stock options for their service as directors. Prior stock options granted and vested under our 1996, 1999 and 2001 Stock Option Plans were cancelled during fiscal 2005. The value of the stock bonus issued to our directors effective May 31, 2005 approximated $93,000.

Except as set forth above, there was no other compensation paid to Frank Yuan, Kevin R. Keating or any other director of Cyber during the fiscal year ended May 31, 2006. There were no option grants to Frank Yuan, Kevin R. Keating or any other director of Cyber during the fiscal year ended May 31, 2006.

Pursuant to an action by our board on August 24, 2005, we cancelled all outstanding stock options granted under our 1996, 1999 and 2001 Stock Option Plans (“Option Plans”) and further terminated each of Option Plans. Certain option holders agreed to the cancellation of their options, and Frank Yuan agreed to assume all obligations of Cyber with respect to options to purchase 36,025 shares of our common stock held by certain employees and consultants who did not agree to cancel their options.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have set forth in the following table certain information regarding our common stock beneficially owned on August 3, 2006 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Except as disclosed in this report, there are not any pending or anticipated arrangements that may cause a change in control of the Company. At August 3, 2006, 10,119,040 shares of our common stock were outstanding.

Name	Number of Shares Beneficially Owned	Percent of Share
Kevin R. Keating 936A Beachland Boulevard, Suite 13 Vero Beach, Florida 32963	250,000 (1)	2.5%
KI Equity Partners II, LLC c/o Timothy J. Keating, Manager 5251 DTC Parkway, Suite 1090 Greenwood Village, Colorado 80111	8,604,160 (2)	85.0%
All Executive Officers and Directors as a group	250,000	2.5%

(1)
Kevin R. Keating is not affiliated with and has no equity interest in KI Equity Partners II, LLC (“KI Equity”) and disclaims any beneficial interest in the shares of our common stock owned by KI Equity. .

(2)
Timothy J. Keating is the Manager of KI Equity and in such capacity has voting and investment power over the shares held by KI Equity. KI Equity is not owned by or affiliated with Kevin R. Keating and disclaims any beneficial interest in the shares of our common stock owned by Kevin R. Keating.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cyber had a revolving $500,000 line of credit with Frank Yuan and his spouse, Vicky Yuan. The line of credit bears interest at 8% per annum and expires on February 2006. The line of credit has been terminated and Cyber’s obligations thereunder were assumed by ASAP.

Pursuant to certain Stock Option Assumption Agreement entered into between Cyber and Frank Yuan as of May 31, 2005 (“Option Assumption Agreement”), Frank Yuan, the former CEO of Cyber agreed to assume all obligations of Cyber with respect to options to purchase 36,025 shares of Cyber Common Stock held by certain employees and consultants. In connection with the Option Assumption Agreement, Yuan delivered a certificate representing 36,025 shares of Cyber Common Stock, which shares may be cancelled to the extent Yuan fails to deliver shares to such holders upon exercise.

Pursuant to the SPA by and among KI Equity, Cyber and Frank Yuan (“Yuan”) dated August 25, 2005, Yuan has agreed to indemnify KI Equity and Cyber for certain claims and liabilities arising prior to the closing of the SPA for a limited time.

Pursuant to the Transfer Agreement by and among Cyber, Yuan and ASAP, a then wholly owned subsidiary of Cyber, Cyber transferred all of its Assets (as defined therein) to ASAP and ASAP assumed all of Cyber’s liabilities (“Assumed Liabilities”). Under the Transfer Agreement, ASAP and Yuan agreed to indemnify Cyber for any claims and liabilities relating to the Assumed Liabilities. Further, pursuant to the Transfer Agreement, an indemnity reserve for $50,000 (“Indemnity Escrow”) was established to satisfy any claims that may arise for indemnity under the SPA or the Transfer Agreement. Cyber has retained the Indemnity Escrow beyond the six month period after the closing of the SPA pending the resolution of the Preference Action discussed below.

On March 7, 2006, a complaint was filed against Cyber in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. (“Preference Action”). The complaint seeks to recover from Cyber $91,572 in alleged preferential transfers made to Cyber by the debtor during the ninety-day period prior to the filing of the debtor’s bankruptcy petition. Cyber intends to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses. Cyber filed its answer to the compliant on or about April 20, 2006. To the extent Cyber incurs any losses, costs or damages with respect to the preference claim, including attorneys’ fees and related costs, Cyber believes it may recover such losses, costs and damages from Frank Yuan and ASAP pursuant to the indemnification provisions under the Assumption Agreement and/or Amended SPA. Cyber has informed Frank Yuan and ASAP that it intends to seek indemnification from them with respect to the preference claim. Further, the Company has informed Frank Yuan and ASAP that the $50,000 reserve originally due to be paid March 30, 2006 under the terms of the Assumption Agreement will be retained by Cyber until this preference claim is resolved to satisfy any potential indemnity claims.

Effective October 5, 2005, Cyber entered into a contract with Vero Management, L.L.C. (“Vero”) for managerial and administrative services, which contract was amended effective November 1, 2005. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, a director of Cyber, is the manager of Vero. The term of the contract is for one year, but the contract may be terminated at any time. In consideration of the services provided, Vero was paid $1,000 for the month of October 2005 and $2,500 each month thereafter in which services are rendered. During the fiscal year ended May 31, 2006, Vero was paid a total of $18,500.

Kevin R. Keating is the sole officer and a director of Cyber. Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, which is the majority stockholder of Cyber, Keating Securities, LLC, the registered broker-dealer affiliate of Keating Investments, LLC, and KAMS. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KI Equity, KAMS or Keating Securities, LLC and disclaims any beneficial interest in the shares of Cyber’s common stock owned by KI Equity. Similarly, Keating Investments, LLC, KI Equity, KAMS and Keating Securities, LLC disclaim any beneficial interest in the shares of Cyber’s common stock currently owned by Kevin R. Keating.

Margie L. Blackwell, Luca Toscani and Jeff L. Andrews are directors of Cyber. Margie L. Blackwell and Luca Toscani are each members of Keating Investments, LLC, and Jeff L. Andrews is a Senior Vice President of Keating Investments, LLC.

At or prior to the Closing, pursuant to the terms of the Exchange Agreement, Cyber will enter into a certain financial advisory agreement with Keating Securities, LLC (“Keating Securities”), a registered broker-dealer, under which Keating Securities will be compensated by Cyber for its advisory services rendered to Cyber in connection with the Exchange. The transaction advisory fee will be $450,000. This fee shall be paid upon the Closing of the Exchange.

At or prior to the Closing, pursuant to the terms of the Exchange Agreement, Cyber will enter into an aftermarket support agreement between Cyber and Keating Aftermarket Support, LLC (“KAMS”), with such terms and conditions as mutually acceptable to Prime, Cyber and KAMS.

Other than the above transactions or otherwise set forth in this report or in any reports filed by Cyber with the SEC, Cyber has not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of its common stock, or family members of such persons. Cyber is not a subsidiary of any company.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description
2.1	Amended and Restated Securities Purchase Agreement, dated August 25, 2005 (5)
2.2	Transfer and Assumption Agreement dated as of May 31, 2005 (5)
2.3	Exchange Agreement dated July 7, 2006 (6)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Lock-Up Agreement (2)
4.2	Specimen Stock Certificate for Shares of Common Stock of the Company (4)
4.3	Warrant expiring October 15, 2002 issued by the Company to Burlington Coat Factory Warehouse Corporation on October 15, 1997 (1)
4.4	Warrant expiring February 10, 2004 issued by the Company to Imperial Bank on February 10, 1999 (4)
4.5	Warrant expiring May 25, 2005 issued by the Company to Factory 2-U on May 25, 2000 (3)
10.1	Lease of registrant's facilities (1)
10.2	Participation Agreement with Burlington Coat Factory Warehouse Corporation (1)
10.3	Contract with Family Bargain Corporation (1)
10.4	1996 World Wide Magic Net, Inc. Stock Option Plan (1)
10.5	1999 Stock Option Plan (4)
10.6	2001 Stock Option Plan (4)
10.7	Software Sales Agreement to Global Purchasing Dotcom (4)
10.8	Software Sales Agreement to eSEA Co., LTD (4)
10.9	Software Sales Agreement to C-Me Taiwan (4)
10.10	Joint Venture Agreement with Good Support International, Limited (4)
10.11	Joint Venture Agreement with Vickem Patana Co., Ltd. (4)
10.12	Joint Venture Agreement with Abest Tech Company, Ltd. (4)
10.13	Factory 2-U Stores, Inc. - Joint Marketing and Cooperation Agreement (4)
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32
Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Filed on May 6, 1999 as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-60487), as amended, and incorporated herein by reference.
(2)	Filed on January 27, 2000 as an exhibit to a report by the Company on a Form 8-A and incorporated herein by reference.
(3)	Filed on July 18, 2000 as an exhibit to a report by the Company on a Form 8-K dated June 30, 2000 and incorporated herein by reference.
(4)	Filed on September 29, 2000 as an exhibit to the Company’s report on Form 10-KSB for the fiscal year ended June 30, 2000 and incorporated herein by reference.
(5)	Filed on August 26, 2005 as an exhibit to a report by the Company on a Form 8-K dated August 25, 2005 and incorporated herein by reference.
(6)	Filed on July 12, 2006 as an exhibit to a report by the Company on a Form 8-K dated July 7, 2006 and incorporated herein by reference.

(b)	Reports on Form 8-K

The Company filed a current report dated July 7, 2006 with the SEC on July 12, 2006 announcing the execution of the Exchange Agreement dated July 7, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	AUDIT FEES

The aggregate fees billed for the period from August 25, 2005 (Inception) to May 31, 2006 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $22,550.

(2)	AUDIT-RELATED FEES

There were no fees billed for the period from August 25, 2005 (Inception) to May 31, 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3)	TAX FEES

There were no fees billed for the period from August 25, 2005 (Inception) to May 31, 2006 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)	ALL OTHER FEES

There were no other fees billed for the period from August 25, 2005 (Inception) to May 31, 2006 for products and services provided by the principal accountant, other than the services reported above.

PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER MERCHANTS EXCHANGE, INC.

Date: August 11, 2006	By:	/s/ Kevin R. Keating

Name: Kevin R. Keating Title: President and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on August 11, 2006.

Signatures	Title

/s/ Kevin R. Keating	President (Principal Executive Officer), Treasurer, Secretary
Kevin R. Keating	(Principal Financial and Accounting Officer) and Director

/s/ Margie L. Blackwell	Director
Margie L. Blackwell

/s/ Luca Toscani	Director
Luca Toscani

/s/ Jeff L. Andrews	Director
Jeff L. Andrews

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS

May 31, 2006

Report of Independent Registered Public Accounting Firm

To The Board of Directors
Cyber Merchants Exchange, Inc.

We have audited the accompanying balance sheet of Cyber Merchants Exchange, Inc. (the “Company”) as of May 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the period from August 25, 2005 (Inception) through May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Merchants Exchange, Inc. as of May 31, 2006, and the results of its operations and its cash flows for the period from August 25, 2005 (Inception) through May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no current operations. This, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Corbin & Company, LLP

Corbin & Company, LLP

Irvine, California
July 17, 2006

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Enterprise)
BALANCE SHEET

May 31, 2006

ASSETS
Current assets:
Cash	$63,670
Total current assets	63,670
Total assets	$63,670

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,500
Due to former affiliate	50,000
Total current liabilities	52,500

Commitments and contingencies

Stockholders' equity:
Common stock, no par value; 40,000,000 shares authorized, 10,119,040 shares issued and outstanding	100,000
Deficit accumulated during development stage	(88,830)
Total stockholders' equity	11,170
Total liabilities and stockholders' equity	$63,670

The accompanying notes are an integral part of these financial statements.

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

Period from
August 25, 2005 (“Inception”)
through May 31, 2006

Revenue	$—

Operating expenses:
Non-cash compensation	25,000
Other general and administrative expenses	63,830

Total operating expenses	(88,830)

Net loss	$(88,830)
Net loss per share:
basic and diluted	$(0.01)

Weighted average number of shares outstanding, basic and diluted	8,874,417

The accompanying notes are an integral part of these financial statements.

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 25, 2005 (INCEPTION) THROUGH MAY 31, 2006

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholders’
	Shares	Amount	Stage	Equity
Balance, August 25, 2005	1,014,880	$—	$—	$—
Stock issued for cash at $0.06 per share, September 30, 2005	7,104,160	415,000	—	415,000
Distribution to former affiliate	—	(415,000)	—	(415,000)
Stock issued for cash at $0.05 per share, October 5, 2005	1,000,000	50,000	—	50,000
Stock issued for services at $0.05 per share, October 5, 2005	500,000	25,000	—	25,000
Stock issued for cash at $0.05 per share, October 24, 2005	500,000	25,000	—	25,000
Net loss	—	—	(88,830)	(88,830)
Balance, May 31, 2006	10,119,040	$100,000	$(88,830)	$11,170

The accompanying notes are an integral part of these financial statements.

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

Period from
August 25, 2005 (“Inception”)
through May 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	25,000
Changes in:
Accounts payable	2,500
Net cash used in operating activities	(61,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	490,000
Cash disbursed to former affiliate	(365,000)
Net cash provided by financing activities	125,000

Net increase in cash	63,670
Cash, beginning of period	—
Cash, end of period	$63,670

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amount owed to former affiliate	$50,000

The accompanying notes are an integral part of these financial statements.

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2006

NOTE 1 - ORGANIZATION AND REORGANIZATION

ORGANIZATION

Cyber Merchants Exchange, Inc. (“the Company”) was incorporated in July 1996, under the laws of the State of California. However, based on the nature of the Company’s reorganization, as discussed below, for accounting purposes operations are presented beginning August 25, 2005 (“Inception”). The Company is a development stage company.

The Company has no substantive operations at May 31, 2006 and the historical operations of the Company are presented for the period from Inception. See Accounting Treatment section, below.

REORGANIZATION

The Company’s shareholders approved a reorganization of the Company on May 16, 2005, summarized as follows:

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

3.
On August 25, 2005, the Company distributed 8,626,480 shares of common stock of ASAP, representing all of the outstanding shares of ASAP, to the Company's shareholders of record on August 18, 2005 on a pro rata basis (the "Distribution"); and

4.
On September 30, 2005, the Company issued 7,104,160 shares of common stock to KI Equity Partners II, LLC (“KI Equity”) for $415,000, (the “Investment”) pursuant to a Securities Purchase Agreement (“SPA”) dated November 19, 2004, and amended August 25, 2005.

The details of the reorganization transactions above are as follows:

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - ORGANIZATION AND REORGANIZATION (continued)

REORGANIZATION (continued)

Securities Purchase Agreement

On November 19, 2004, the Company entered into a SPA with Keating Reverse Merger Fund, LLC ("KRM Fund") and Frank Yuan, the then current Chairman of the Board and Chief Executive Officer of the Company ("Yuan") providing for the investment by KRM Fund of $425,000 in the Company in exchange for 7,000,000 shares of the Company’s common stock. The SPA was amended and restated effective August 25, 2005 to, among other things, change the Investment to $415,000, change the number of shares to be purchased to 7,104,160, and substitute KI Equity for KRM Fund. The Investment by KI Equity was payable to ASAP as a reduction in the purchase consideration paid by ASAP under the Transfer Agreement. To the extent certain liabilities assumed by ASAP remained unpaid at closing, the funds were to be used to satisfy such liabilities with any remaining funds being available to ASAP for working capital to grow its trade show business. The Reorganization will allow the shareholders of the Company to participate in the growth of the trade show business through the spin-off of ASAP, which owns and operates the trade show business (see below). Following the Reorganization and spin off of ASAP, the Company is majority owned by KI Equity and will seek a business combination with an operating company (see Note 8).

Reverse Split

The Company had 8,500,000 shares outstanding at May 31, 2005. The Company effected the one-for-eight and one-half share Reverse Split on a record date of July 18, 2005. The Reverse Split allows for special treatment of certain shareholders to preserve round lot (100 shares or more) shareholders, which the Company believes will make it more attractive for a subsequent combination with an operating company. Under the terms of the Reverse Split, shareholders holding between 100 and 850 shares received 100 shares after the Reverse Split. The Reverse Split did not affect shareholders holding less than 100 common shares. No special treatment was given to shareholders holding more than 850 shares; however, they received a full common share for any fractional share interest created by the Reverse Split. Upon giving effect to the Reverse Split, the Company had 1,014,880 shares outstanding.

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - ORGANIZATION AND REORGANIZATION (continued)

REORGANIZATION (continued)

ASAP Show Inc.

The Company formed ASAP on December 1, 2004. ASAP was a wholly owned subsidiary of the Company prior to the Distribution (see below). The officers and directors of ASAP were the same as the officers and directors of the Company, at that time.

As a condition of the Investment, the Company and ASAP entered into the Transfer Agreement effective May 31, 2005 whereby all of the assets of the Company were transferred to ASAP and all liabilities, obligations and contracts of the Company (known and unknown, fixed or contingent or otherwise) were assumed by ASAP ("Assumed Liabilities"). As part of the Transfer Agreement, the Company agreed to pay ASAP $415,000 after the Closing of the Investment as a reduction of the purchase consideration paid by ASAP under the Transfer Agreement. All third party consents to the assumption of the Company’s contracts by ASAP were obtained prior to closing of the SPA and the Investment. ASAP and Frank Yuan have agreed to indemnify and hold the Company harmless from any loss, costs or damages incurred by the Company with respect to the Assumed Liabilities ("Indemnity Claims") (see Note 7). As a condition of the Investment, the Company had no liabilities, obligations, debts, contracts or agreements of any kind or nature at closing.

Distribution

On August 25, 2005, the Company distributed the 8,626,480 shares of ASAP to the Company’s shareholders of record on August 18, 2005 on a pro-rata basis (see below).

On October 3, 2005, ASAP filed a Form 10-SB with the Securities and Exchange Commission (the "SEC") to register the shares of ASAP’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which will subject ASAP to the reporting requirements of the Exchange Act. The Distribution was made to U. S. Stock Transfer Corporation as depository agent for ASAP's shareholders. The depository agent held the ASAP shares until the Form 10-SB became effective. At that time, the certificates representing ASAP shares were disbursed by the depository agent to ASAP's shareholders.

The distribution was taxable to the Company's shareholders.

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - ORGANIZATION AND REORGANIZATION (continued)

REORGANIZATION (continued)

Investment

The closing of the transactions contemplated by the SPA and the Investment were subject to the completion of the Distribution. Pursuant to the Investment, the Company issued 7,104,160 shares of common stock to KI Equity for $415,000. The proceeds of the Investment (subject to a $50,000 reserve discussed below) were paid to ASAP as a reduction in the purchase consideration paid by ASAP under the Transfer Agreement and, pursuant to the accounting treatment set forth below, such payment has been treated as a reduction of stockholders’ equity. The Company retained $50,000 of the above payment in reserve for a period of six months following the closing of the SPA to satisfy any Indemnity Claims and has included this balance as due to former affiliate in the accompanying balance sheet. The Company has informed ASAP that the $50,000 reserve originally due March 30, 2006 will be retained by the Company until the preference claim is resolved (see Note 7). The closing of the SPA and the Investment occurred on September 30, 2005.

Accounting Treatment

The Company has accounted for the Reorganization as a reverse spinoff in accordance with the Emerging Issues Task Force Issue No. ("EITF") 02-11, "Accounting For Reverse Spinoffs.” In a reverse spinoff, the legal spinnee (ASAP) is treated as though it were the spinnor for accounting purposes. Reverse spinoff accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the financial statements. Under this treatment, the historical financial statements of the Company will be the historical financial statements of ASAP. In making its determination, the Company considered the following indicators, among others:

•	The accounting spinnor (legal spinee, ASAP) is larger than the accounting spinnee (legal spinnor, the Company);

•	The fair value of the accounting spinnor (legal spinnee) is greater than that of the accounting spinnee (legal spinnor); and

•	The accounting spinnor (legal spinnee) retains the senior management of the formerly combined entity

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

Measurement of non-cash compensation

The Company values non-cash equity transactions in relation to contemporaneous cash sales of equivalent equity securities.

Indemnities

The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California.

Net Income (Loss) Per Share

Basic earnings per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for the period from August 25, 2005 (inception) through May 31, 2006.

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

As of May 31, 2006, the Company has not entered into any share-based payment arrangements with its employees.

In December 2004, the Financial Accounting Standards Board ("FASB") issued No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No.123(R) supersedes Accounting Principles Board opinion (“APB”) No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement were effective for the Company as of June 1, 2006.

SFAS No. 123(R) requires companies to recognize in the statement of operation the grant-date fair value of stock options and other options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. The Company will adopt SFAS No. 123(R) using the modified prospective application in June 2006. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition of pro forma disclosures under SFAS No. 123.

The adoption of SFAS No.123(R)’s fair value method will have a negative impact on the Company’s results of operations if the Company grants share-based payments to its employees in the future, although it will have no impact on its overall financial position. The impact of adopting SFAS No.123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
NOTES FINANCIAL STATEMENTS (continued)

NOTE 3 - STOCKHOLDERS’ EQUITY

On September 30, 2005, the Company issued 7,104,160 shares of common stock to KI Equity for $415,000, pursuant to the SPA described above in Note 1. Pursuant to the Transfer Agreement, the Company recorded a reduction in stockholders’ equity for $415,000 due to ASAP as a reduction of the purchase consideration under the Transfer Agreement.

On October 5, 2005, the Company issued 1,000,000 shares of common stock, in restricted form, to KI Equity at a purchase price of $0.05 per share, for an aggregate purchase price of $50,000 in order to provide funds for the Company’s working capital needs. Also on October 5, 2005 for services rendered, the Company issued 250,000 shares of common stock to Kevin R. Keating, the Company’s sole director and officer, and 250,000 shares of common stock to a financial consultant. The stock was valued at an aggregate price of $25,000, or $0.05 per share, which was the same per share value of the cash purchases of common stock in the transactions mentioned above, which occurred contemporaneously. The Company considers this to be the best estimate of the fair value of the non-cash transaction.

On October 24, 2005, the Company issued 500,000 shares of common stock to KI Equity at a purchase price of $0.05 per share for an aggregate price of $25,000.

NOTE 4 - INCOME TAXES

The Company has a federal net operating loss carryforward of $88,830 available to offset taxable income through the year 2026. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards aggregating $88,830, against which the Company has recorded a full valuation allowance in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period. At May 31, 2006, the effect of such limitation, if imposed, has not been determined.

Components of the Company's deferred tax assets and liabilities are as follows:

Net operating loss carryforward and temporary differences	$33,400
Valuation allowance	(33,400)
Net deferred tax asset	$—

A reconciliation of the effective tax rate per the financial statements to the federal statutory rate follows:

Federal statutory rate	34.0%
State corporate rate, net of federal effect	3.6%
Valuation allowance	(37.6)%
Effective tax rate	0.0%

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no current operations. The Company's success is dependent upon numerous items, certain of which are the completion of the exchange agreement with Prime Fortune Enterprises Limited, an international business company incorporated in the British Virgin Islands ("Prime")(see Note 8) or, if the exchange with Prime is not completed, a successful acquisition or merger with another operating company. Unanticipated problems, expenses, and delays are frequently encountered in negotiating business mergers and acquisitions. No assurance can be given that the Company will successfully merge or acquire a profitable company.

The only foreseeable cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission and evaluating and reviewing possible business ventures and opportunities. In order to meet these cash requirements, the Company will have to raise funds through the issuance of debt and/or equity securities. If new capital is required, the Company may not be able to raise it; or the terms of such funds may not be acceptable to the Company. Cash requirements may be significantly increased in the event of a merger.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

On October 4, 2005, the Company entered into a contract with Vero Management, L.L.C. (“Vero”) for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. In consideration of the services provided, Vero was paid $1,000 for the month of October 2005 and $2,500 each month thereafter in which services are rendered.

Kevin R. Keating is the father of Timothy J. Keating. Timothy J. Keating is the managing member of KI Equity, which is the majority shareholder of the Company. Timothy J. Keating is also the principal member of Keating Investments, LLC, which is a 90% owner of Keating Securities, LLC, a registered broker-dealer. KI Equity owns approximately 85% of the outstanding shares of the Company’s common stock as of May 31, 2006. Kevin R. Keating is not affiliated with and has no equity interest in KI Equity, Keating Investments, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company’s stock owned by KI Equity. Similarly, Keating Investments, LLC, Keating Securities, LLC and KI Equity disclaim any beneficial interest in the shares of the Company’s common stock currently owned by Kevin R. Keating.

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 7 - PENDING LITIGATION

On March 7, 2006, a complaint was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor’s bankruptcy petition. The Company intends to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses.

To the extent the Company incurs any losses, costs or damages with respect to the preference claim, including attorneys’ fees and related costs, the Company believes it may recover such losses, costs and damages from Frank Yuan and ASAP pursuant to the indemnification provisions under the Transfer Agreement. The Company has informed Frank Yuan and ASAP that it intends to seek indemnification from them with respect to the preference claim. Further, the Company has informed Frank Yuan and ASAP that the $50,000 reserve originally due to be paid March 30, 2006 under the terms of the Transfer Agreement will be retained by the Company until this preference claim is resolved to satisfy any potential indemnity claims.

NOTE 8 - SUBSEQUENT EVENT

Effective July 7, 2006, the Company entered into an Exchange Agreement (“Exchange Agreement”) with KI Equity Partners II, LLC, a Delaware limited liability company (“KI Equity”), Prime Fortune Enterprises Limited, an international business company incorporated in the British Virgin Islands ("Prime"), and each of the equity owners of Prime (the “Prime Shareholders”). Under the terms of the Exchange Agreement, the Company will, at closing of the Exchange transaction, acquire all of the outstanding capital stock and ownership interests of Prime from the Prime Shareholders in exchange for 1,000,000 shares of the Company's newly issued Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock will be convertible into an aggregate of 116,721,360 of the Company's common shares. Following completion of the exchange transaction (the “Exchange”), Prime will become a wholly-owned subsidiary of the Company.

The consummation of the Exchange is contingent on a minimum of $7,000,000 (or such lesser amount as mutually agreed to by Prime and the placement agent) being subscribed for, and funded into escrow, by certain accredited and institutional investors (the "Investors") for the purchase of the Company's newly issued Series B Convertible Preferred Stock under terms and conditions approved by the Company's board of directors immediately following the Exchange. (the "Financing.")

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8 - SUBSEQUENT EVENT (continued)

Both the Series A and Series B Preferred Shares will be issued pursuant to exemptions from registration under the Securities Act of 1933. However, it is expected that the Company will agree to register for public re-sale the shares of its common stock underlying the Series B Preferred Shares. In addition, the Company has agreed to register for public re-sale after the Exchange: (i) 2,000,000 shares of its common stock which are currently outstanding and have been granted piggyback registration rights, (ii) 7,104,160 shares of its common stock currently held by KI Equity which do not have piggyback registration rights, (iii) 2,850,000 of its common stock to be issued to a consultant, for services rendered in connection with the Exchange, prior to the Exchange, (iv) approximately 6,484,519 shares of its common stock underlying Series A Preferred Shares, and (v) 134,100 shares of its common stock issued for legal services rendered to Prime in connection with the Exchange and Financing.

The Series A Preferred Shares will immediately and automatically be converted into shares of the Company's common stock upon the approval by a majority of its stockholders (voting together on an as-converted-to-common-stock basis), following the exchange transaction, of an increase in the number of authorized shares of the Company's common stock from 40,000,000 shares to 300,000,000 shares and a change of its corporate name. Accordingly, upon completion of the Exchange and the Financing (assuming maximum gross proceeds from the Financing of $10,000,000), the Prime Shareholders together with the Investors (assuming the Investors elect to convert all of their Series B Preferred Shares) will own approximately 92.3% of the total outstanding shares of the Company’s common stock, and the current stockholders will own approximately 7.7% of the total outstanding shares of its common stock.

Effective as of the closing of the Exchange, and subject to applicable regulatory requirements, including the preparation, filing and distribution to our stockholders of the 14f-1 Information Statement at least ten (10) days prior to Closing, the Company’s current board of directors and its current sole officer will resign such positions and the Company’s board will appoint as directors:

•	Kwok Chung, InfoSmart’s current Chief Executive Officer
•	Pauline Sze, InfoSmart’s current Chief Financial Officer
•	Andrew Chang, a director of InfoSmart
•	Godwin Wong, an independent director designated by KI Equity

If the Exchange closes as contemplated, it will be treated for accounting purposes as a “reverse merger” whereby Prime, the acquired company, will be considered the accounting acquirer as it will retain control of the Company after the reverse merger.

The Exchange Agreement may be terminated as follows: (i) by mutual written consent, (ii) by either party if the exchange transaction is not consummated by August 31, 2006 , (iii) by either party if the exchange transaction is prohibited by issuance of an order, decree or ruling, and

CYBER MERCHANTS EXCHANGE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8 - SUBSEQUENT EVENT (continued)

(iv) by either party if the other is in material breach of any representation, warranty, covenant or agreement.

At or prior to the closing , the Company will also enter into a certain financial advisory agreement with Keating Securities, LLC (“Keating Securities”), a registered broker-dealer, under which Keating Securities will be compensated by the Company for advisory services rendered to the Company in connection with the Exchange. The transaction advisory fee will be $450,000, with the payment thereof being subject to the closing of the Exchange. This fee will be paid in full at the closing of the Exchange.

Prime owns all of the capital stock of Infosmart Group, Limited, a company incorporated in the British Virgin Islands (“InfoSmart”). InfoSmart beneficially owns 100% of the issued and outstanding capital stock of both: (i) Info Smart Technology Limited, a company incorporated under the laws of Hong Kong (“IS Technology”); and (ii) Info Smart International Enterprises Limited, a company incorporated under the laws of Hong Kong (“IS International”). IS Technology owns all of the issued and outstanding capital stock of Infoscience Media Limited, a company incorporated under the laws of Hong Kong (“IS Media”). IS Media owns 99.42% of the issued and outstanding capital stock of Discobras Industria E Comercio de Electro Eletronica Limiteda, a company incorporated under the laws of Brazil (“Discobras”). Prime, Infosmart, IS International, IS Technology, IS Media and Discobras, collectively, the "InfoSmart Group," are engaged in the business of development, manufacturing, marketing and sales of recordable DVD media.