Form 10QSB
period 2006-09-30
Infosmart Group, Inc.
filed 2006-11-20
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: September 30, 2006

Or

☐	Transition Report Pursuant To Section 13 Or 15 (d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 001-15643
INFOSMART GROUP, INC.
(Exact name of registrant as specified in its charter)

California	95-4597370
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

5th Floor, QPL Industrial Building, 126-140 Texaco Road, Tsuen Wan, Hong Kong	N/A
(Address of principal executive offices)	(Zip code)

(852) 2944-9905
(Registrant's telephone number, including area code)

Cyber Merchants Exchange, Inc. 936A Beachland Boulevard Suite 13, Vero Beach, FL 32963 Former fiscal year end: May 31
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 134,426,299 issued and outstanding as of November 16, 2006.

Transitional Small Business Disclosure Form (Check one): Yes ☐  No ☒

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED SEPTEMBER 30, 2006

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-QSB (“Form 10-QSB”) for Infosmart Group, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-QSB, unless the context requires otherwise, “we” or “us” or “Infosmart” or the “Company” means Infosmart Group, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Infosmart Group Inc.
(formerly Cyber Merchants Exchange Inc.)

Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2006 and 2005
(Stated in US Dollars)

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Index to financial statements

PAGES

Condensed consolidated statements of operations	F-1

Condensed consolidated balance sheets	F-2 - 3

Condensed consolidated statements of cash flows	F-4

Notes to condensed consolidated financial statements	F-5 - 24

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Total sales	$7,560,552	$3,990,318	$20,122,556	$18,479,677

Cost of sales	(5,405,277)	(2,902,758)	(14,487,445)	(13,078,141)

Gross profit	2,155,275	1,087,560	5,635,111	5,401,536

Administrative expenses	(384,635)	(227,394)	(950,529)	(583,764)

Depreciation - note 12	(62,852)	(54,889)	(183,936)	(155,543)

Selling and distributing costs	(158,081)	(130,406)	(396,195)	(505,590)

Income from operations	1,549,707	674,871	4,104,451	4,156,639

Professional expenses related to Restructuring
and Share Exchange - note 6	(2,753,390)	(165,765)	(2,753,390)	(165,765)

Reversal of commission payable	-	-	-	717,692

Other income - note 7	159,767	39,930	331,017	239,375

Interest expenses	(132,279)	(133,864)	(407,765)	(363,939)

Income (loss) before income taxes	(1,176,195)	415,172	1,274,313	4,584,002

Income taxes - note 8	(261,176)	(72,656)	(698,271)	(802,201)

Net income (loss)	(1,437,371)	342,516	576,042	3,781,801

Series B preferred dividends	(66,978)	-	(66,978)	-
Series B preferred deemed dividend - note 15	(2,297,157)	-	(2,297,157)	-

	(2,364,135)	-	(2,364,135)	-
Net income (loss) applicable to common
Shareholders	$(3,801,506)	$342,516	$(1,788,093)	$3,781,801

Earnings (loss) per share
- basic and dilutive	$(0.03)	$0.00	$(0.02)	$0.03

Weighted average shares outstanding
- basic and dilutive	119,986,624	110,236,846	112,429,857	110,236,846

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$2,178,209	$154,368
Restricted cash - note 14(b)	630,788	263,085
Trade receivables	6,081,413	3,252,678
Prepaid expenses and other receivables - note 10	2,979,465	1,478,343
Inventories, net - note 11	972,181	1,427,790

Total current assets	12,842,056	6,576,264
Deferred tax assets - note 8	-	45,724
Plant and equipment, net - note 12	18,807,006	18,298,753

TOTAL ASSETS	$31,649,062	$24,920,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$2,436,155	$1,800,984
Other payables and accrued liabilities - note 13	816,560	1,102,953
Bank borrowings - note 14	2,525,195	4,461,840
Current obligations under capital leases	-	52,692
Series B preferred stock dividend payable - note 15	66,978	-
Current portion of other loans	3,227,308	1,996,614

Total current liabilities	9,072,196	9,415,083
Non-current portion of other loans	-	1,750,131
Advance from a related party	889,423	2,217,054
Deferred tax liabilities - note 8	3,136,032	2,497,054

TOTAL LIABILITIES	$13,097,651	$15,879,322

COMMITMENTS AND CONTINGENCIES - note 19

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS (cont’d)
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Series B Redeemable Convertible Preferred Stock: No par value - note 15
Authorized 1,800,000 shares; issued and outstanding
1,092,857.143 shares	$3,094,026	$-

STOCKHOLDERS’ EQUITY
Common stock: No par value
Authorized 40,000,000 shares; issued and outstanding
13,428,810 shares	747,000	-
Preferred stock: No par value, authorized 7,000,000 shares - note 15	-	-
Series A Convertible Preferred Stock: No par value - note 15
Authorized 1,200,000 shares; issued and outstanding
1,000,000 shares	2,046,672	619,878
Additional paid-in-capital	6,072,992	-
Accumulated other comprehensive income	(11,069)	31,658
Retained earnings	6,601,790	8,389,883

TOTAL STOCKHOLDERS’ EQUITY	15,457,385	9,041,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,649,062	$24,920,741

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

	Nine months ended
	September 30
	2006	2005
Cash flows from operating activities
Net income	$576,042	$3,781,801
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation	1,344,673	1,179,059
Income taxes	698,271	802,201
Professional expenses related to Restructuring and Share Exchange	2,623,794	-
Changes in operating assets and liabilities:
Trade receivables	(2,852,723)	(574,040)
Prepaid expenses and other receivables	(1,512,697)	(1,928,614)
Inventories	450,367	(487,970)
Trade payables	595,552	(772,747)
Advance from a related party	(1,321,423)	(1,463,225)
Other payables and accrued liabilities	(290,346)	(87,671)

Net cash flows provided by operating activities	311,510	448,794

Cash flows from investing activities
Acquisition of plant and equipment	(1,939,885)	(348,601)
Cash acquired on the acquisition of a subsidiary	28,664	-

Net cash flows (used in) investing activities	(1,911,221)	(348,601)

Cash flows from financing activities
Proceeds from new bank loans	618,240	1,285,000
Repayment of non-recurring bank loans	(925,643)	(718,145)
Net advancement (repayment) of other bank borrowings	(1,355,836)	1,058,044
Repayment of other loans	(503,574)	(111,683)
Increase in restricted cash	(370,076)	(126,873)
(Decrease) increase in bank overdrafts	(258,621)	317,318
Proceeds from issuance of Infosmart common stock	999	-
Proceeds from the issuance of Series B preferred stock
and detachable common stock warrants	7,650,000	-
Preferred stock issuance costs and recapitalization costs	(1,172,302)	-
Repayment of obligations under capital leases	(52,610)	(1,487,118)

Net cash flows provided by financing activities	3,630,577	216,543

Effect of foreign currency translation on cash and cash equivalents	(7,025)	1,208

Net increase in cash and cash equivalents	2,023,841	317,944

Cash and cash equivalents, beginning of period	154,368	95,226

Cash and cash equivalents, end of period	$2,178,209	$413,170

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$455,786	$396,081
Income taxes	-	-

Noncash investing and financing activities:
Issuance of Placement Agent warrants	644,801	-
Value of exchange transaction and financing services rendered in
exchange for shares of common stock	747,000	-
Value of exchange transaction and financing services rendered in
exchange of Series A shares	1,426,794	-

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

1.	Change of company name and financial year date

Effective on October 12, 2006, the company changed its name from Cyber Merchants Exchange Inc. to Infosmart Group Inc. (the “Company”).

On August 16, 2006, the Company’s Board of Directors approved a change of fiscal year end date from May 31 to December 31, with all the required filings submitted to the United States Securities and Exchange Commission.

2.	Basis of presentation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes for the year ended December 31, 2005 included in the Company’s Form SB2 as filed with the Securities and Exchange Commission on September 15, 2006 which became effective October 10, 2006.

The Company entered into an Exchange Agreement dated July 7, 2006 and amended on August 14, 2006 (the “Exchange Agreement”) with KI Equity Partners II, LLC (“KI Equity”), Infosmart Group Limited (“Infosmart”), the owners of 100% of the capital shares of Infosmart, namely Chung Kwok, Po Nei Sze, Prime Corporate Developments Limited (“Prime Corporate”) (collectively the “Original Infosmart Shareholders”) and Hamptons Investment Group Limited (“HIG”) (collectively the “Infosmart Shareholders”), and Worldwide Gateway Co., Ltd. The closing of the Exchange Agreement occurred on August 16, 2006.

At the closing of the Exchange Agreement, the Company acquired all of Infosmart’s capital shares (the “Infosmart Shares”) from the Infosmart Shareholders, and the Infosmart Shareholders transferred and contributed all of their Infosmart Shares to the Company. In exchange, the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock (note 15) to the Infosmart Shareholders. Each share of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 116.72136 shares of the Company's common stock, subject to adjustments. The Series A Preferred Stock will immediately and automatically be converted into shares of the Company's common stock upon the approval by a majority of the Company's stockholders (voting together on an as-converted-to-common-stock basis), following the closing of the Exchange Agreement, an increase in the number of authorized shares of the Company's common stock from 40,000,000 shares to 300,000,000 shares and a change of the Company's corporate name to Infosmart Group Inc..

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

2.	Basis of presentation (cont’d)

As a result of the closing of the Exchange Agreement, Infosmart became the wholly owned subsidiary of the Company and became the Company’s main operational business. The Exchange transaction, for accounting and financial reporting purposes, is deemed to be a reverse takeover transaction (“RTO”).

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Infosmart become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 944,444.45 shares of the Company’s Series A Preferred Stock (which is convertible into 110,236,841 common stocks) outstanding prior to the RTO are accounted for at $(21,336) of net book value of deficit at the time of the RTO (note 5). The accompanying condensed consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the transaction occurred as of the beginning of the first period presented.

For the purpose of RTO, the companies comprising Infosmart Group underwent the restructuring on October 20, 2005 (the “Re-structuring”), Infosmart acquired all of the outstanding and issued shares of common stock of its subsidiaries from their then existing stockholders (the “Former Infosmart Stockholders”) in consideration for the issuance of 1 share of $1 each of the Company’s voting common stock, representing 100% of the voting power in Infosmart, at the direction of the Former Infosmart Stockholders, to Prime Fortune Enterprises Limited (“Prime”).

Prime’s issued and outstanding ordinary shares were owned as follows: 713 shares held by Prime Corporate, 212 shares held by Kwok Chung, and 75 shares held by Lui Sau Wan. On August 11, 2006, at the request of the new investors of Series B Redeemable Convertible Preferred Stock and in connection with the RTO, Prime’s board of directors approved resolutions for Prime to transfer the one (1) issued and outstanding ordinary share of Infosmart owned by Prime to Prime shareholder, Kwok Chung, in exchange for a cash payment of $1.00 (the “Prime Transfer”), and that pursuant to such resolutions, Prime transferred the one Infosmart share to Kwok Chung on August 11, 2006 in exchange for the $1.00 cash payment.

Further, on August 11, 2006 and concurrent with the Prime Transfer, Infosmart’s Board approved resolutions for the issuance of 999 new shares in Infosmart to Prime Corporate, Kwok Chung and Lui Sau Wan, as follows: 713 shares to Prime Corporate, 211 shares to Kwok Chung, and 75 shares to Lui Sau Wan, in exchange for a cash payment by Prime Corporate, Kwok Chung and Lui Sau Wan of $1.00 per Infosmart share that each receives (the “Infosmart Share Issuance”) or an aggregate total payment of $999 for such shares, and that on August 11, 2006, the Company issued the 999 Infosmart shares, in amounts as described above, to Prime Corporate, Kwok Chung and Lui Sau Wan and, in exchange, received the $999 cash payment, pursuant to such resolutions.

3.	Description of business

The Company, through its wholly owned subsidiary Infosmart, is engaged in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”), an optical digital disc used for storing data and interactive sequences as well as audio and video files, under the two cooperation agreements as detailed in the consolidated financial statements for the year ended December 31, 2005. Due to customers demand, in the third quarter of 2006, the Company also started to manufacture recordable compact discs (“CDR”).

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

3.	Descriptions of business (cont’d)

The key raw materials for the production of the Company’s products are PC resin and silver granule. PC resin is mainly used in the molding of DVDR and CDR discs. Silver granule is mainly used in coating the DVDR and CDR discs.

The Company’s main suppliers are located in Hong Kong while the Company’s customers are located in both Hong Kong and overseas including Australia, Europe and South America. The Company’s major customers include distributors and retail traders. The Company currently manufactures and ships the products from Hong Kong where we operate state of the art DVDR manufacturing facilities.

4.	Summary of significant accounting policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

Stock-based payment

The Company adopted the SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the period. The calculation of the weighted average number of shares also includes the number of common stock equivalent of Series A Convertible Preferred Stock (110,236,846) issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock after the balance sheet date.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (cont’d)

Basic and diluted earnings per share (cont’d)

Diluted earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company’s common stock equivalents at September 30, 2006 include the following:

Convertible preferred stock Series A	116,721,360
Convertible redeemable preferred stock Series B	29,310,345
Detachable common stock warrants	29,310,345
Placement agent warrants	2,931,035

178,273,085

Accounts receivables

The Company extends unsecured credit to customers in the normal course of business and believes all trade receivables in excess of the allowances for doubtful receivables to be fully collectible. Full allowances for doubtful receivables are made when the receivables are overdue for 1 year and an allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company does not accrue interest on trade accounts receivable.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase as the management projected demand requirements; decrease due to market conditions, product life cycle changes.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives. The principal annual rates are as follows:

Production line and equipment	10% with 30% residual value
Leasehold improvement and others	20%

Construction in progress represents factory under construction, which is stated at cost less any impairment losses, and is not depreciated. Cost comprises the direct costs of construction. Construction in progress is reclassified to the appropriate category of fixed assets when completed and ready for use.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (cont’d)

Impairment of long-live assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. No impairment of long-lived assets was recognized for any of the periods presented.

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s condensed consolidated financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the Company as of December 31, 2006, the beginning of the Company’s 2007 fiscal year. The Company does not believe the adoption of SFAS No. 156 will have a material impact on the Company’s condensed consolidated financial position or results of operations.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect of FIN 48 on its financial statements.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (cont’d)

Recent accounting pronouncements (cont’d)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

The FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of its defined benefit and other postretirement plans as of December 31, 2006, and to provide the required disclosures in the Company’s 2006 annual report on Form 10-KSB. The Company is assessing the impact on the adoption of SFAS No. 158 will have on the Company’s condensed consolidated financial position.

5.	Reverse acquisition

Pursuant to the Exchange Agreement as detailed in note 2, the Company acquired 100% ownership interest in Infosmart, in consideration for the issuance by the Company of 1,000,000 shares of its Series A Convertible Preferred Stock to the Infosmart Shareholders. The acquisition of Infosmart has been accounted for using the recapitalization accounting treatment which is equivalent to reverse takeover accounting basis with Infosmart being the accounting parent and the Company being the accounting subsidiary. The net deficits of the Company at the completion date on August 16, 2006 are as follows :-

(Unaudited)
Current assets
Cash and cash equivalents	$28,664

Current liabilities
Other payables and accrued liabilities	(50,000)

Net deficits acquired	$(21,336)

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

6.	Professional expenses related to Restructuring and Share Exchange

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Issuance of shares of Infosmart’s
common stock to HIG (Note 6(a))	$1,426,794	$-	$1,426,794	$-
Reverse Merger fees (Note 6(b))	450,000	-	450,000	-
Issuance of the Company’s
Common stock to professional
parties (Note 6(c))	747,000	-	747,000
Others	129,596	165,765	129,596	165,765

	$2,753,390	$165,765	$2,753,390	$165,765

Notes:

6(a).
Under the terms of the Exchange Agreement, immediately prior to the closing of the Exchange Agreement, HIG received 58.82352 shares (exchanged for 55,555.55 shares of the Company’s Series A Convertible Preferred Stock) of Infosmart’s common stock as payment for its services as a finder in connection with the exchange transaction.

6(b).	Keating Securities, LLC. was paid an advisory fee of $450,000.
6(c).	Fees for services rendered by Worldwide Gateway Company Ltd. and Richardson and Patel were settled by issuance of 2,850,000 shares and 459,770 shares of the Company’s common stock.

7.	Other income
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income	$23,240	$2,611	$29,347	$4,202
Scrap sales and other income	136,527	37,319	301,670	235,173

	$159,767	$39,930	$331,017	$239,375

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

8.	Income taxes

Income taxes are calculated at estimated annual effective tax rate of 17.5% on the income before income taxes of the Company.

The components of the provision for income taxes are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$-	$-	$-	$-
Deferred taxes	261,176	72,656	698,271	802,201

	$261,176	$72,656	$698,271	$802,201

The effective income tax expenses differs from the statutory rate of 17.5% in Hong Kong as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Provision for income tax at statutory tax rate	$(205,834)	$72,656	$223,005	$802,201
Income not subject to tax	(9,800)	-	(9,800)	-
Non-deductible items for tax	476,810	-	485,066	-

Effective income tax expenses	$261,176	$72,656	$698,271	$802,201

Deferred tax (assets) liabilities as of September 30, 2006 and December 31, 2005 are composed of the following:

	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Deferred tax assets
Operating losses available for future periods	$-	$(573,653)

Deferred tax liabilities
Temporary difference on accelerated tax
depreciation on plant and equipment	3,136,032	3,024,983

Deferred tax liabilities, net	$3,136,032	$2,451,330

Recognized in the balance sheet:
Net deferred tax assets	$-	$(45,724)
Net deferred tax liabilities	3,136,032	2,497,054

	$3,136,032	$2,451,330

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

9.	Comprehensive income (loss)
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(1,437,371)	$342,516	$576,042	$3,781,801
Foreign currency translation
Adjustments	(18,575)	9,892	(42,727)	25,028

Total comprehensive income (loss)	$(1,455,946)	$352,408	$533,315	$3,806,829

10.	Prepaid expenses and other receivables
	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Prepaid professional expenses related to Restructuring and
Share Exchange	$-	$28,896
Other prepaid expenses	66,365	-
Rental and utility deposits	26,045	49,014
Advance to Mega Century	88,975	24,882
Advances to a party of cooperation agreement (the “Third Party”)	2,645,157	1,227,738
Other receivables for advancement	152,923	147,813

	$2,979,465	$1,478,343

The advances to the Third Party are interest-free and unsecured and have no fixed terms of repayment.

11.	Inventories

	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Raw materials	$396,365	$272,124
Finished goods	575,816	1,155,666

	$972,181	$1,427,790

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

12.	Plant and equipment
	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Costs
Production lines and equipment	$22,310,758	$21,895,934
Leasehold improvements	1,081,963	954,794
Furniture, fixtures and office equipment	118,959	116,078
Motor vehicles	54,668	54,924

	23,566,348	23,021,730
Accumulated depreciation
Production lines and equipment	5,436,280	4,299,143
Leasehold improvements	518,988	363,144
Furniture, fixtures and office equipment	59,815	42,382
Motor vehicles	26,423	18,308

	6,041,506	4,722,977
Net
Production lines and equipment	16,874,478	17,596,791
Leasehold improvements	562,975	591,650
Furniture, fixtures and office equipment	59,144	73,696
Motor vehicles	28,245	36,616

	17,524,842	18,298,753
Construction in progress, at cost	1,282,164	-

Plant and equipment, net	$18,807,006	$18,298,753

An analysis of production lines and equipment acquired under capital leases and pledged to banks for banking facilities (note 14(a)) granted to the Company is as follows:

	Acquired under		Pledged for
	capital leases		banking facilities
	As of		As of
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Costs	$-	$1,677,000	$4,789,320	$4,192,500
Accumulated depreciation	-	(289,283)	(971,282)	(723,206)

Net	$-	$1,387,717	$3,818,038	$3,469,294

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

12.	Plant and equipment (cont’d)

	Acquired under		Pledged for
	capital leases		banking facilities
	Nine months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Depreciation for the period	$-	$358,073	$252,223	$238,872

The components of depreciation charged are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Included in factory overheads
Production lines and equipment	$392,479	$363,111	$1,160,737	$1,023,516

Included in operating expenses
Leasehold improvements	54,186	46,187	158,024	131,095
Furniture, fixtures and office equipment	5,928	5,230	17,686	15,514
Motor vehicles	2,738	3,472	8,226	8,934

	62,852	54,889	183,936	155,543

	$455,331	$418,000	$1,344,673	$1,179,059

13.	Other payables and accrued liabilities
	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Customers deposits	$124,844	$201,655
Accrued professional fee	70,620	317,340
Staff costs payable	141,914	173,047
Other loans interest payable	17,951	66,132
Other accrued expenses for operations	461,231	344,779

	$816,560	$1,102,953

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

14.	Bank borrowings
	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Secured:
Bank overdrafts repayable on demand	$-	$256,140
Repayable within one year
Non-recurring bank loans	406,885	794,066
Other bank borrowings	2,118,310	1,747,847

	2,525,195	2,798,053

Unsecured:
Bank overdrafts repayable on demand	-	2,883
Repayable within one year
Other bank borrowings	-	1,660,904

	-	1,663,787

	$2,525,195	$4,461,840

As of September 30, 2006, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over 6 DVDR discs production lines with carrying amounts of $3,818,038 (note 12);

(b)	charge over bank deposit of $268,288; and

(c)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders, a director of the Company’s subsidiary and the Third Party.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

15.	Common Stock and Convertible Preferred Stock

	Common	Series A	Series B
Number of shares	stock	stock	stock

Balance at January 1, 2006	-	944,444.45	-

On August 16, 2006

Issuance of common stock for finders fee	2,850,000	-	-
Issuance of common stock for legal advise fee	459,770	-	-
Issuance of Series A shares for the exchange
of 999 shares of Infosmart’s common stock
held by Original Infosmart Shareholders	-	-	-
Issuance of Series A shares for the exchange
of 58.82352 shares of Infosmart’s common
stock held by HIG	-	55,555.55	-
Recapitalisation	10,119,040	-	-
Issuance of Series B shares with detachable
warrants	-	-	1,092,857.1429
Issuance of Placement Agent warrants	-	-	-

Balance at September 30, 2006	13,428,810	1,000,000.00	1,092,857.1429

				Additional
	Common	Series A	Series B	paid-in
Amount	stock	stock	stock	capital

Balance at January 1, 2006	$-	$619,878	$-	$-

On August 16, 2006

Issuance of common stock for finders fee	627,000	-	-	-
Issuance of common stock for legal advise fee	120,000	-	-	-
Issuance of Series A shares for the exchange
of 999 shares of Infosmart’s common stock
held by Original Infosmart Shareholders	-	-	-	999
Issuance of Series A shares for the exchange
of 58.82352 shares of Infosmart’s common
stock held by HIG	-	1,426,794	-	-
Recapitalisatoin	-	-	-	(21,336)
Issuance of Series B shares with detachable
Warrants	-	-	3,738,827	5,448,528
Issuance of Placement Agent warrants	-	-	(644,801)	644,801

Balance at September 30, 2006	$747,000	$2,046,672	$3,094,026	$6,072,992

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

15.	Common Stock and Convertible Preferred Stock (cont’d)

Preferred Stock

The Company is authorized under its Articles of Incorporation to issue 10,000,000 shares of preferred stock, no par value per share. Of the 10,000,000 shares of preferred stock authorized, 1,200,000 shares were designated as Series A Convertible Preferred Stock and 1,800,000 shares were designated as Series B Redeemable Convertible Preferred Stock pursuant to Certificates of Determination that were approved by the Company's board of directors, and filed with and accepted by, the Secretary of State of the State of California prior to the closing of the exchange transaction.

Series A Preferred Stock

Under the terms of the Exchange Agreement, the Infosmart Shares held by the Infosmart Shareholders were exchanged for 1,000,000 shares of the Company’s Series A Preferred Stock (the “Exchange”). Each Series A Preferred share would be convertible into 116.72136 shares of the Company’s common stock (the “Conversion Rate”). The Series A Preferred Shares would immediately and automatically be converted into shares of the Company’s common stock (the “Mandatory Conversion”) at such time as the Company files an amendment to its Articles of Incorporation with California’s Secretary of State increasing the authorized number of shares of Common Stock from 40,000,000 to 300,000,000 so that the Company has a sufficient number of authorized and unissued shares of Common Stock so as to permit the conversion of all outstanding shares of the Series A Preferred Stock, and the Company changes its corporate name (collectively, the “Corporate Actions”).

The Corporate Actions were approved on September 5, 2006 by the Company’s Board of Directors and the holders of at least a majority of the Company’s outstanding capital stock. All the required filings were submitted to the United States Securities and Exchange Commission on October 11, 2006.

Series B Preferred Stock and Warrants

The consummation of the Exchange was contingent on a minimum of $7 million (or such lesser amount as mutually agreed by Infosmart and the placement agent) being subscribed for, and funded into escrow, by certain accredited and institutional investors (“Investors”) for the purchase of shares of Series B Redeemable Convertible Preferred Stock of the Company promptly after the closing the Exchange under terms and conditions approved by the Company’s board of directors immediately following the Exchange (the “Financing”). The closing of the Financing was contingent on the closing of the Exchange, and the Exchange was contingent on the closing of the Financing.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

15.	Common Stock and Convertible Preferred Stock (cont’d)

Series B Preferred Stock and Warrants (cont’d)

Immediately following the closing of the Exchange, the Company received gross proceeds of approximately $7.65 million in connection with the Financing from the Investors. Pursuant to Subscription Agreements entered into with these Investors, the Company sold 1,092,857.143 shares of the Company’s Series B Preferred Stock with detachable warrants at a price per share of $7.00. Each share of Series B Preferred Stock will be convertible into shares of the Company’s common stock. It will be convertible into shares of the Company’s common stock at the election of the holder at conversion price equal to $0.261 per share (“Conversion Price”). The Company was required to register the common stock underlying the Series B Preferred Stock and warrants issued in the Financing with the Securities and Exchange Commission for resale by the Investors. After deducting placement agents’ commissions and expenses as detailed below, the Company received net proceeds of approximately $6.89 million in the Financing.

In connection with the issuance of the Series B Preferred Stock to the Investors, the Company issued warrants to the Investors to purchase an aggregate of 29,310,345 shares of common stock, on as-converted basis, of the Company. The warrants have an exercise price of $0.326 per share, subject to adjustments.

Keating Securities, LLC and Axiom Capital Management, Inc. (“Placement Agents”) acted as Placement Agents in connection with the Financing. For their services, the Placement Agents received a commission equal to 8% of the gross proceeds or approximately $587,000 from the offering and a non-accountable expense allowance equal to 2% of the gross proceeds or approximately $153,000.

In addition, the Placement Agents received, for nominal consideration, five-year warrants to purchase 10% of the number of shares of common stock into which the Series B Preferred Stock issued in the Financing are converted to (“Placement Agent Warrants”). The Placement Agent Warrants will be exercisable at any time at a price equal 125% of the conversion price, on a net-issuance or cashless basis. The Placement Agent Warrants will have registration rights similar to the registration rights afforded to the holders of Series B Preferred Stock and warrants. The Company also paid for the out-of-pocket expenses incurred by the Placement Agents and all purchasers in the amount of $25,000. Further, the Company issued to the Placement Agent, warrants to purchase an aggregate of 2,931,035 shares of our common stock on an as-converted basis at an exercise price of $0.326 per share. The warrants are fully vested at the time of grant and have a term of five years.

The material terms of the Company’s Series B Preferred Stock are summarized below.

Voting: The holders of Preferred Stock (including the Investors acquiring such shares as part of the Financing after the closing of the Exchange) are entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. Each share of Preferred Stock will carry a number of votes equal to the number of shares of common stock issuable as if converted at the record date.

Dividends. The Series B Convertible Preferred Stock is cumulative, non-participating and carries dividends at 8% per annum payable quarterly in cash in US Dollars.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

15.	Common Stock and Convertible Preferred Stock (cont’d)

Series B Preferred Stock and Warrants (cont’d)

Conversion. The outstanding and unconverted Series B Convertible Preferred Stock shall be converted into shares of the Company’s common stock at the Conversion Price then in effect by delivering to the holders an Automatic Conversion Notice upon the happening of all of the following events: (i) for each of the twenty (20) consecutive Trading Days immediately preceding the date of delivery of the Automatic Conversion Notice, the daily Closing Price of the Common Stock shall be equal to at least two hundred fifty percent (250%) of the Conversion Price in effect as of the date immediately preceding the date of the Automatic Conversion Notice; and (ii) the daily trading volume of the Common Stock for each of the Trading Days during such twenty (20) Trading day period shall be at least 500,000 shares; provided, however, no such conversion is permitted unless at the time of the delivery of the Automatic Conversion Notice and on the Automatic Conversion Date, (A) The Company is in compliance with all of its obligations under this Certificate of Determination and the Transaction Documents, (B) during each of the Trading Days in such twenty (20) day period, the Registration Statement has been effective and has not been suspended by the SEC, (C) as of the Conversion Date, the Registration Statement is effective and has not been suspended by the SEC and no event has occurred which will likely result in the Registration Statement being declared ineffective or suspended by the SEC, and (D) no Triggering Event (as described under “Redemption Rights” in this Form 8-K) has occurred and is continuing.

Any outstanding Series B Convertible Preferred Stock not yet converted will be converted automatically two years from the date of the issuance of such stock at the then effective conversion price.

16.	Additional paid-in capital

The Company allocated the proceeds between the Series B Preferred Stock and the warrants based upon their relative fair values as of the closing date. The Company determined the fair value of the warrants (including Placement Agent Warrants) using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 5.05%; volatility of 368% and a contractual life of 5 years. The Company recorded the portion of the proceeds attributable to the stock as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities after determining the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity did not apply. The Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but do not require derivative treatment pursuant to the scope exception in paragraph 11(a) of SFAS 133.

The Company evaluated whether the embedded conversion feature in the stock required bifurcation and determined that the economic characteristics and risks of the embedded conversion feature in the stock were clearly and closely related to the stock and concluded that bifurcation was not required under SFAS 133. The Company calculated the intrinsic value of the beneficial conversion feature embedded in the stock pursuant to the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

17.	Pension plans

The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in employment in Hong Kong. Contributions are made by the Company operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of $2,580 (equivalent of HK$20,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan.

The assets of the schemes are controlled by trustees and held separately from those of the Company. The Company fully complied the contribution requirement and total pension cost was $65,533 and $59,949 for the nine months ended September 30, 2006 and 2005 respectively.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

18.	Segment Information

The Company is engaged in the manufacture and distribution of DVD discs and CDR. The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar. Information for the products of DVD and CDR is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	DVD and Related Products		CDR		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$19,233,494	$18,220,095	$889,062	$259,582	20,122,556	$18,479,677

Segment profit	$3,889,063	$4,718,900	$138,640	$30,867	$4,027,703	$4,749,767

	DVD and Related Products		CDR		Total
	Three months ended September 30,		Three months ended September 30,,		Three months ended September 30,
	2006	2005	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$6,734,576	$3,934,454	$825,976	$55,864	7,560,552	$3,990,318

Segment profit	$1,509,407	$567,720	$67,788	$13,217	$1,577,195	$580,937

	DVD and Related Products		CDR		Total
	As of		As of		As of
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005	2006	2005
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$23,289,631	$23,693,003	$5,714,274	$-	$29,003,905	$23,693,003

Revenues from two customers, of which contributed 10% or more of the Company’s net sales, represents $7,304,442 (2005: one customer of $14,158,348) of the Company’s consolidated revenues for the nine months ended September 30, 2006.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

18.	Segment Information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$29,003,905	$23,693,003
Advance to the Third Party	2,645,157	1,227,738

	$31,649,062	$24,920,741

Other than the construction in progress (note 12) located in Brazil, all of the Company’s long-lived assets are located in Hong Kong. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Australia	$1,862,129	$969,774	$3,763,946	$1,849,068
Brazil	2,284,339	-	4,353,961	-
Chile	197,480	-	522,153	-
Czech Republic	-	-	413,558	98,284
China and Hong Kong	1,362,973	83,621	3,765,744	1,598,156
United Kingdom	469,555	2,772,926	4,265,169	14,610,220
United States	620,723	10,544	1,582,927	23,293
Singapore	433,254	-	467,760	-
Other countries	330,099	153,453	987,338	300,656

Total	$7,560,552	$3,990,318	$20,122,556	$18,479,677

19.	Commitments and contingences

For the development of market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties for setting up a subsidiary, Discobrás Indústria E Comércio De Eletro Eletrônica Ltda (“Discobrás”), in Brazil. Discobrás has a social capital of $8,046,281 (equivalent to R$17,385,600) and 99.42% or $8,000,000 (equivalent to R$17,285,600) (“Investment Cost”) of which will be subscribed by the Company. The capital contribution to Discobrás is satisfied by certain production lines of $6,000,000 (equivalent to R$12,964,200) and cash consideration of $2,000,000 (equivalent to R$4,321,400).

The Investment Cost is required to be contributed by the Company within one year.

In conjunction with the Investment Cost, on March 26, 2006 the Company had contracted an engineer in Hong Kong to set up the foundation for the factory in Brazil with contract sum of approximately $2,721,000. As of September 30, 2006, $950,160 was paid.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
(Stated in US Dollars)

19.	Commitments and contingences (cont’d)

Stanley Rosner (“Rosner”) v. World Wide Magic Net, Inc. (n/k/a Cyber) and Burlington Coat Factory, New York State Supreme Court, Nassau County, Index No. 98-006524. Breach of contract, fraud and tortuous interference action seeking $5,000,000 in compensatory damages, unspecified punitive damages and declaratory relief. By stipulation parties dated May 7, 1998, Rosner agreed to transfer the action to Supreme Court, New York County, after conceding Nassau County was not the proper venue for the action. Since that date, Rosner has neither transferred the case nor pursued it further.

20.	Events after balance sheet date

After the balance date, 1,000,000 shares of Series A Convertible Preferred Stock were immediately and automatically converted into 116,721,360 shares of the Company's common stock without any notice or action required on the part of the Company or the holders after the Company filed an amendment to its Articles of Incorporation (“Amendment”) with the Secretary of State of California increasing the authorised number of shares of the Company’s common stock from 40,000,000 to 300,000,000.

On October 31, 2006, 800,000 shares of the Company’s common stock were issued for the exercise of the warrants.

Up to November 2, 2006, 3,476,129 shares of the Company’s common stock were issued for the conversion of 129,610.0015 shares of Series B Redeemable Convertible Preferred Stock.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2006 and 2005 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-QSB. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements”, and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

OVERVIEW

Infosmart Group, Inc. (the “Company”), through our wholly owned subsidiary Infosmart Group Limited (“Infosmart”), is mainly in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) optical media. However, due to customer demand, in the third quarter of 2006, the Company also started to manufacture recordable compact discs (“CDR”). We currently manufacture DVDRs with 8x and 16x writable speeds as well as CDRs with 52x writable speed. We are also preparing for the manufacturing of high density format DVDR (“HD DVDR”) or Blu-Ray format DVDR discs. We have customers in Western Europe, Australia, China and South America. We currently manufacture and ship our products from Hong Kong where we operate state of the art DVDR and CDR manufacturing facilities.

The Company owns all of the capital stock of Infosmart, a holding company incorporated in the British Virgin Islands. Infosmart beneficially owns 100% of the issued and outstanding capital stock of both: (i) Info Smart Technology Limited (“IS Technology”), a company incorporated under the laws of Hong Kong; and (ii) Info Smart International Enterprises Limited (“IS International”), a company incorporated under the laws of Hong Kong. IS Technology owns all of the issued and outstanding capital stock of Infoscience Media Limited (“IS Media”), a company incorporated under the laws of Hong Kong. IS Media owns 99.42% of the issued and outstanding capital stock of Discobras Industria E Comercio de Eletro Eletronica Ltda., a company incorporated under the laws of Brazil (“Discobras”), the remaining 0.58% ownership interest in Discobras is held by our local Brazilian partner.

We are constructing a DVDR production facility in Brazil.  In March 2006, IS Media formed Discobras, a Brazilian company, with a local partner, with registered capital of US$8 million for our new Brazilian DVDR production facility. We intend to relocate some of our DVDR manufacturing equipment to Brazil in November 2006.  We have obtained all required government licenses and all other documents and approvals necessary to operate a DVDR production facility in Brazil. The facility has been leased since April 2006 and is already prepared for DVDR manufacturing equipment to be installed in late December 2006. Production in Brazil is expected to start in January 2007.

Share Exchange Transaction

The Company did not become engaged in the DVDR manufacturing business until August of 2006. Before the closing of the recent share exchange transaction in August 2006, we were a shell company with nominal assets and operations, whose sole business was to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a business combination be negotiated and completed pursuant to which the Company would acquire a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity. We entered in an Exchange Agreement (the “Exchange Agreement”) dated July 7, 2006 and amended on August 14, 2006 with KI Equity Partners II, LLC (“KI Equity”), Infosmart, the owners of 100% of the capital shares of Infosmart, namely Chung Kwok, Po Nei Sze, Prime Corporate Developments Limited (“Prime Corporate”) and Hamptons Investment Group Limited (“Hamptons”) (collectively the “Infosmart Shareholders”), and Worldwide Gateway Co., Ltd. The closing of the Exchange Agreement occurred on August 16, 2006. At the closing of the Exchange Agreement, the Company acquired all of Infosmart’s capital shares (the “Infosmart Shares”) from the Infosmart Shareholders, and the Infosmart Shareholders transferred and contributed all of their Infosmart Shares to the Company. In exchange, the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock to the Infosmart Shareholders. Each share of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 116.721360 shares of the Company's common stock, subject to adjustments. The Series A Preferred Stock were to be immediately and automatically converted into shares of the Company's common stock upon the approval by a majority of the Company's stockholders (voting together on an as-converted-to-common-stock basis) and the filing of a Certificate of Amendment to the Company’s Articles of Incorporation, following the closing of the Exchange Agreement, to increase in the number of authorized shares of the Company's common stock from 40,000,000 shares to 300,000,000 shares and to change of the Company's corporate name to Infosmart Group, Inc.

As a result of the closing of the Exchange Agreement, Infosmart became the wholly owned subsidiary of the Company and became the Company’s main operational business. The Exchange transaction, for accounting and financial reporting purposes, is deemed to be a reverse acquisition, where the Company (the legal acquirer) is considered the accounting acquiree and Infosmart (the legal acquiree) is considered the accounting acquirer, and thus the historical financial statements of the Company are the financial statements of Infosmart. On August 16, 2006, pursuant to the authority granted by the Company’s bylaws, the Board of Directors of the Company changed its fiscal year end from May 31 to December 31 of each year.

Name Change and Increase in Authorized Shares of Common Stock

On October 12, 2006, the Company effected an increase in the number of authorized shares of the Company's common stock from 40,000,000 shares to 300,000,000 shares and also effected a change of the Company's corporate name (the “Name Change”) to “Infosmart Group, Inc.” (the “Amendments”) through the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the State of California’s Secretary of State. Per the conversion rights set forth in the Certificate of Determination for the Series A Preferred Stock, upon filing and acceptance of the Amendments to the Company’s Articles of Incorporation, all of the Series A Preferred Stock were automatically converted into approximately 116,721,360 shares of the Company’s Common Stock. The Company’s Name Change and its trading symbol (OTCBB: IFSG) became effective on the OTC Bulletin Board on October 18, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

Stock-based payment

The Company adopted the SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the period. The calculation of the weighted average number of shares also includes the number of common stock equivalent of Series A Convertible Preferred Stock (110,236,846) issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock after the balance sheet date.

Diluted earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company’s common stock equivalents at September 30, 2006 include the following:

Convertible preferred stock Series A	116,721,360
Convertible redeemable preferred stock Series B	29,310,345
Detachable common stock warrants	29,310,345
Placement agent warrants	2,931,035
178,273,085

Accounts receivables

The Company extends unsecured credit to customers in the normal course of business and believes all trade receivables in excess of the allowances for doubtful receivables to be fully collectible. Full allowances for doubtful receivables are made when the receivables are overdue for one (1) year and an allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company does not accrue interest on trade accounts receivable.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase as the management projected demand requirements; decrease due to market conditions, product life cycle changes.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives. The principal annual rates are as follows:

Production line and equipment	10% with 30% residual value
Leasehold improvement and others	20%

Construction in progress represents factory under construction, which is stated at cost less any impairment losses, and is not depreciated. Cost comprises the direct costs of construction. Construction in progress is reclassified to the appropriate category of fixed assets when completed and ready for use.

Impairment of long-live assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. No impairment of long-lived assets was recognized for any of the periods presented.

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not believe the adoption of SFAS No. 155 will have a material impact on the Company's condensed consolidated financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the Company as of December 31, 2006, the beginning of the Company’s 2007 fiscal year. We do not believe the adoption of SFAS No. 156 will have a material impact on our condensed consolidated financial position or results of operations.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the effect of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We are currently evaluating the effect, if any, of SFAS 157 on its financial statements.

The FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of its defined benefit and other postretirement plans as of December 31, 2006, and to provide the required disclosures in the Company’s 2006 Annual Report on Form 10-KSB. We are assessing the impact on the adoption of SFAS No. 158 will have on our condensed consolidated financial position.

RESULTS OF OPERATIONS

Comparison of Three Month and Nine Month Periods Ended September 30, 2006 and September 30, 2005.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three months ended September 30				Nine months ended September 30
	2006	% of	2005	% of	2006	% of	2005	% of
	Unaudited	Revenue	Unaudited	Revenue	Unaudited	Revenue	Unaudited	Revenue
SALES	$7,560,552	100.00%	$3,990,318	100.00%	$20,122,556	100.00%	$18,479,677	100.00%

COST OF SALES	5,405,277	71.49%	2,902,758	72.75%	14,487,445	72.00%	13,078,141	70.77%

GROSS PROFIT	2,155,275	28.51%	1,087,560	27.25%	5,635,111	28.00%	5,401,536	29.23%

ADMINISTRATIVE EXPENSES	384,635	5.09%	227,394	5.70%	950,529	4.72%	583,764	3.16%

DEPRECIATION	62,852	0.83%	54,889	1.38%	183,936	0.91%	155,543	0.84%

SELLING AND DISTRIBUTING COSTS	158,081	2.09%	130,406	3.27%	396,195	1.97%	505,590	2.74%

INCOME FROM OPERATIONS	1,549,707	20.50%	674,871	16.90%	4,104,451	20.40%	4,156,639	22.49%

PROFESSIONAL EXPENSES RELATED TO RESTRUCTURING AND SHARE EXCHANGE	2,753,390	36.42%	165,765	4.15%	2,753,390	13.68%	165,765	0.90%

REVERSAL OF COMMISSION PAYABLE	-	0.00%	-	0.00%	-	0.00%	717,692	3.88%

OTHER INCOME	159,767	2.11%	39,930	1.00%	331,017	1.65%	239,375	1.30%

INTEREST EXPENSES	132,279	1.75%	133,864	3.35%	407,765	2.03%	363,939	1.97%

INCOME/(LOSS) BEFORE INCOME TAXES	(1,176,195)	(15.56)%	415,172	10.40%	1,274,313	6.33%	4,584,002	24.80%

INCOME TAXES	261,176	3.45%	72,656	1.82%	698,271	3.47%	802,201	4.34%

NET INCOME/(LOSS)	(1,437,371)	(19.01)%	342,516	8.58%	576,042	2.86%	3,781,801	20.46%

SERIES B PREFERRED DIVIDENDS	66,978	0.89%	-	0.00%	66,978	0.33%	-	0.00%
SERIES B PREFERRED DEEMED DIVIDEND	2,297,157	30.38%	-	0.00%	2,297,157	11.42%	-	0.00%

NET INCOME/(LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(3,801,506)	(50.28)%	$342,516	8.58%	$(1,788,093)	(8.89)%	$3,781,801	20.46%

Comparison of Three Months Ended September 30, 2006 and 2005

Net Sales. For the three months ended September 30, 2006, net sales increased 89.5% from $3,990,318 to $7,560,552 relative to the three months ended September 30, 2005. The increase in revenues was mainly due to net sales of approximately $2.3 million that were generated from new markets in Brazil with higher margins, together with an increase in net sales of approximately $0.9 million in Australia. The increase in sales from Asia and other places offset the decrease in net sales in Europe. The decrease of net sales in Europe was driven by our policy of geographical diversification as well as a shift in focus by the Company from the lower margin market in Europe to other higher margin markets. The production of CDRs, which commenced in the third quarter of 2006, contributed net sales of approximately $0.8 million for the three months ended September 30, 2006.

Cost of Sales. Cost of sales increased from $2,902,758, or approximately 72.8% of net sales for the three months ended September 30, 2005, to $5,405,277, or approximately 71.5% of net sales for the three months ended September 30, 2006, an increase of 86.2% over these same comparable quarters in 2005 and 2006. The increase in the cost of sales was in line with the increase in our sales for the three months ended September 30, 2006.

Gross Profit. Gross profit increased approximately 98.2% from $1,087,560 for the three months ended September 30, 2005 to $2,155,275 for the three months ended September 30, 2006. This increase in gross profit was primarily due to the increase of our net sales and the contribution from higher margin sales in Brazil for the period.

Selling and Distribution Costs. For the three months ended September 30, 2006, selling and distribution costs increased approximately 21.2% from $130,406 to $158,081 relative to the three months ended September 30, 2005. This increase in selling and distribution costs was due to an increase of sales for the three months ended September 30, 2006. In addition, the change to a more competitive freight forwarder led to a reduction of the freight expenses, which partly offset the effect from the substantial increase of our net sales during the three months ended September 30, 2006.

Administrative Expenses. Administrative expenses increased approximately 69.1% from $227,394 for the three months ended September 30, 2005 to $384,635 for the three months ended September 30, 2006. This increase in administrative expenses was mainly due to increased costs related to the hiring and employment of new administrative personnel, additional professional fees incurred in relation to our financial reporting, and overseas traveling expenses that were incurred for the share exchange transaction and financing activities during the period.

Professional Expenses Related To Restructuring and Share Exchange. Professional expenses increased substantially from $165,765 for the three months ended September 30, 2005 to $2,753,390 for the three months ended September 30, 2006. The increase was mainly due to the completion of our restructuring and the share exchange transaction in August 2006. These one-off payments were made to different professional parties who provided services in connection with the restructuring and share exchange transaction during the period. The professional expenses were comprised of the following major items:

Financial Advisory Fees	$1,426,794
Reverse Merger Fees	450,000
Other Professional Parties’ Fees	747,000

Net Loss. The Company incurred a net loss of $1,437,371 incurred for the three months ended September 30, 2006 compared to net income of $342,516 for the three month period ended September 30, 2005. The net loss incurred was mainly due to the professional expenses related to our restructuring and share exchange transaction of approximately $2.8 million incurred during the three months ended September 30, 2006. Excluding the effect of the professional fees incurred for the share exchange and financing activities, there would have been an increase in adjusted net income of approximately 158.9% from $508,281 for the three months ended September 30, 2005 to $1,316,019 for the three months ended September 30, 2006. The increase of this adjusted net income was mainly due to the increase in net sales for the three months ended September 30, 2006.

Comparison of Nine Months Ended September 30, 2006 and 2005

Net Sales. For the nine months ended September 30, 2006, net sales increased 8.9% from $18,479,677 to $20,122,556 relative to the nine months ended September 30, 2005. The increase in revenue was mainly due to the effect of new market sales generated in Brazil and a substantial increase in sales in Australia, Asia and North America, but this was offset by a substantial decrease in our net sales in Europe. The decrease of net sales in Europe was driven by our policy of geographical diversification and a shift in our Company’s focus from the lower margin market in Europe to other higher margin markets.

Cost of Sales. Cost of sales increased from $13,078,141, or approximately 70.8% of net sales for the nine months ended September 30, 2005, to $14,487,445, or approximately 72.0% of net sales for the nine months ended September 30, 2006, an increase of 10.8% over the same comparable quarters in 2005 and 2006. The increase in the cost of sales was in line with the increase in our net sales for the nine months ended September 30, 2006.

Gross Profit. Gross profit increased approximately 4.3% from $5,401,536 for the nine months ended September 30, 2005 to $5,635,111 for the nine months ended September 30, 2006. This increase in gross profit was due to the increase in sales for the period. In addition, the slight decrease of our gross profit percentage from 29.2% for the nine months ended September 30, 2005 to 28.0% for the nine months ended September 30, 2006 was mainly due to a slight decrease of our sales prices in 2006.

Selling and Distribution Costs. For the nine months ended September 30, 2006, selling and distribution costs decreased approximately 21.6% from $505,590 to $396,195 relative to the nine month ended September 30, 2005. This decrease in selling and distribution costs was mainly due to the change to a more competitive freight forwarder which led to a reduction of our freight expenses for the nine month period ended September 30, 2006. In addition, fewer overseas exhibitions were held as we focused on more effective local exhibitions, and which, in turn, lowered the exhibition expenses we incurred for the nine month period ended September 30, 2006.

Administrative Expenses. Administrative expenses increased approximately 62.8% from $583,764 for the nine months ended September 30, 2005 to $950,529 for the nine months ended September 30, 2006. This increase in administrative expenses was mainly due to increased costs related to the employment of new administrative personnel, additional professional fees that were incurred for our financial reporting, overseas traveling expenses associated with our share exchange transaction and financing activities during the nine month period ended September 30, 2006.

Professional Expenses Related To Restructuring and Share Exchange. Such professional expenses increased substantially from $165,765 for the nine months ended September 30, 2005 to $2,753,390 for the nine months ended September 30, 2006. The increase was mainly due to the completion of the restructuring and share exchange transaction in August 2006. These one-off payments were made to different professional parties who provided services in connection with the restructuring and share exchange transaction during the period. The professional expenses comprised the following major items:

Financial Advisory Fees	$1,426,794
Reverse Merger Fees	450,000
Other Professional Parties’ Fees	747,000

Net Income. Net income decreased approximately 84.8% from $3,781,801 for the nine months ended September 30, 2005 to $576,042 for the nine months ended September 30, 2006. Further, the net income margin was 2.9% and 20.5% in the same comparable periods in 2006 and 2005, respectively. This decrease in net income was due primarily to the professional expenses related to our restructuring and the share exchange transaction of approximately $2.8 million for the nine months ended September 30, 2006. Excluding the effect of the professional expenses related to the restructuring and share exchange transaction, the decrease of adjusted net income from $3,947,566 for the nine months ended September 30, 2005 to $3,329,432 for the nine months ended September 30, 2006 would represent a decrease of only approximately 15.7%. This decrease was mainly due to the reversal of commission payable of $717,692 that occurred during the nine month period ended September 30, 2005. Our Company and our customers agreed to cancel potential sales rebates worth $717,692, which had been accrued but not paid in prior years. Excluding the reversal of the commission payable of $717,692 in 2005, the final adjusted net income for the nine months ended September 30, 2005 would have been $3,229,874. In this regard, the adjusted net income for the nine months ended September 30, 2006 would increase by 3.1%.

GROWTH STRATEGIES

Our growth strategy is to continue to focus on the production of DVDRs for developed and, increasingly, developing economies while preparing some of our production lines for the next generation HD format DVDRs and/or Blu-Ray format DVDRs for sale to developed countries. By the end of 2007, we plan to have at least two production lines converted to HD format DVDR output and another 32 lines ready for conversion. The timing of product and territory market entry and exit is a critical determinant of success in the optical media market. Flexibility in our technology base and manufacturing locations will enable us to time the switch of emphasis to HD format or Blu-Ray format DVDR production and regional markets according to local information and actual, rather than projected, market developments.

We started production of CDRs during the third quarter of 2006 because of the demand from our customers. Since we have executed our geographical diversification policy, our customer base has become more diverse and we do not expect that we will have to rely solely on one or two large customers in the future. Further, a number of customers have adopted the concept of “one-stop shop” and they prefer to order both DVDRs as well as CDRs from one single supplier, like us.

New Markets:

South America and Brazil

As expected, sales in South America grew dramatically in the third quarter of the 2006 and we anticipate that sales will continue to grow in this region in the near future.

Our Company’s latest developments in connection with Brazil are discussed in the section above entitled “Overview.” For other South American countries, we will select strong distribution partners, conduct more marketing activities and exhibitions, and pre-position inventory in bonded warehouses in the region to ensure prompt delivery of our products.

Brazil will remain our main focus in 2006 and 2007. In addition to attending certain IT exhibition in Brazil for the year 2006, we will attend local computer games exhibitions and the main tradeshow for supermarket and chain store buyers in 2007. Our sales team will continue to locate distributors and strategic channel partners for specific territorial submarkets in Brazil.

We plan to launch our own brand “Hontek”, “Laser Line” as well as “TOP COMP” recordable optical media products in the Brazilian retail market from 2007, with sales to supermarkets and chain stores such as Bompreco (a Wal-Mart subsidiary). Management expects that sales directly to retailers will generate higher profit margins than sales to local wholesalers, and has earmarked a $650,000 budget for this marketing effort over the next 18 months.

Other Developing Markets - The Middle East, Africa, Eastern European Region/Russia

Some of our Western European distributors sell our products to retailers in the Middle East and Eastern Europe. We plan to exploit opportunities in major developing markets in the Middle East, Africa, Russia and Eastern European countries directly by attending tradeshows and advertising in trade websites.

Online Marketing Exposure

The Internet is increasingly being used for product sourcing. We currently invest approximately $20,000 per year on online exposure in industry portals such as globalsources.com, alibaba.com and the Hong Kong Trade Development Council website. We plan to increase our online promotional activities in 2007.

Next Generation HD DVDR

We are investing approximately $1,250,000 over the next 18 months on pre-production activities for HD DVDR production, including dye and stamper testing, mould modification and process fine-tuning. In order to position the Company to be one of the first companies to have the capabilities to mass-produce HD DVDRs to coincide with the early growth phase of the product life cycle, we have worked closely with dye and stamper developers in Taiwan and will be conducting pre-production testing to prepare for HD DVDR production. However, if Blu-Ray format DVDRs become the dominant format, we would need to purchase totally new equipment for Blu-Ray DVDR production. Although we are getting ready to produce HD DVDRs, we will still work closely with distributors to monitor the market demand and we will continue to keep in touch with Blu-Ray technology providers for more technical information, so that we would be ready to move straight into Blu-Ray DVDR production in the event that such market needs arise.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 2006

Net cash flow provided by operating activities was $311,510 for the nine months ended September 30, 2006 and $448,794 for the nine months ended September 30, 2005. The decrease in our net cash flow provided by operating activities for the nine months ended September 30, 2006 was mainly due to the repayment of a significant amount of advances from a related party and to advance a significant amount to a party to our Cooperation Agreement during the nine months ended September 30, 2006. Another factor leading to the decrease in our net cash flow provided by operating activities was the increase in our trade receivables.

Net cash flow used in investing activities was $1,911,221 and $348,601 for the nine months ended September 30, 2006 and 2005, respectively. Uses of cash flow for investing activities mainly related to the capital expenditures for the acquisition of plant and equipment as well as for the construction of our production facilities in Brazil.

Net cash flow provided by financing activities was $3,630,577 for the nine months ended September 30, 2006. Compared with net cash flow used in financing activities of $216,543 for the nine months ended September 30, 2005, the substantial increase in our net cash flow was mainly due to the inflow of net proceeds of approximately $6.4 million from the financing that we completed in August 2006, with $400,000 being retained with the Escrow Account. During the nine months ended September 30, 2006, significant amounts were used to repay bank borrowings and other loans under normal repayment schedules.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of September 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$2,525	$2,525	$—	$—	$—
Other Indebtedness	3,227	3,227	—	—	—
Operating Leases	6	6	—	—	—
Purchase Obligations	1,771	1,771	—	—	—
Total Contractual Obligations:	$7,529	$7,529	$—	$—	$—

Bank indebtedness consists of secured and unsecured borrowings from our banking facilities arrangements including letters of credit, bank overdrafts, and non-recurring bank loans.

Other indebtedness consists of loans and debt financing from independent third parties for working capital and the acquisition of DVDR production lines and equipment.

Operating lease amounts include a lease for factory premises under non-cancelable operating lease agreement that expires in year 2007, with an option to renew the lease. The lease is on a fixed repayment basis. The lease does not include contingent rentals.

Purchase obligations consist of a contract with an engineer in Hong Kong to set up the foundation for the factory in Brazil.

Off-balance Sheet Arrangements

A bank guarantee was given by a bank to an electric utility company on Infosmart’s behalf. This guarantee exempted Infosmart from the obligation of paying a deposit required by the electric utility company. This off-balance sheet arrangement has no effect on the Infosmart’s liquidity, capital resources, market risk support or credit risk support, other than allowing Infosmart to retain approximately HK$2.3 million deposit that would have been required by the utility company. Infosmart is not aware of any events, demands, commitments, trends or uncertainties that will result in of reasonably likely result in the termination of this arrangement.

Other than the arrangement described above, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Quantitative and Qualitative Disclosures about Market Risk

We currently do not use derivative financial instruments in its investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we will engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2006, we had approximately $2,178,209 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. The majority of our revenues derived and expenses and liabilities incurred are in Hong Kong dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of Hong Kong. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the nine months ended September 30, 2006 was not material to us.

Inflation. We believe that inflation has not had a material effect on our operations to date.

 RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

The limited operating history of Infosmart makes evaluation of our business difficult.

We have limited operating histories. Infosmart was incorporated in the British Virgin Islands on August 23, 2005, and IS Technology was founded in August of 2002. These limited operating histories and the unpredictability of our industry make it difficult for investors to evaluate our business and future operating results. An investor in the Company's securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We continually seek to develop new products and standards, which may not be widely adopted by consumers or, if adopted, may reduce demand by consumers for our older products.

We continually seek to develop new products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. We cannot assure you that our new products and standards will gain market acceptance or that we will be successful in penetrating the new markets that we target. As we introduce new products and standards, it will take time for these new products and standards to be adopted, for consumers to accept and transition to these new products and standards and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new products and standards by consumers may reduce demand for our older products and standards. If this decreased demand is not offset by increased demand for our new products and standards, our results of operations could be harmed. We cannot assure you that any new products or standards we develop will be commercially successful.

Our future operating results may fluctuate and cause the price of our common stock to decline.

We expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to fluctuate include, but are not limited to:

•	price competition;

•	general price increases by suppliers and manufacturers;

•	our ability to maintain and expand our customer relationships;

•	the introduction of new or enhanced products and strategic alliances by us and our competitors;

•	the success of our brand-building and marketing campaigns;

•	consumer acceptance of our products and general shifts in consumer behavior with respect to our industry;

•	our ability to maintain, upgrade and develop our production facilities and infrastructure;

•	technical difficulties and system downtime;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	general economic conditions as well as economic conditions specific to our industry; and

•	our ability to attract and retain qualified management and employees.

If our revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could significantly decline.

Our ability to manage our future growth is uncertain.

We are currently anticipating a period of growth as a result of our corporate growth strategy, which aims to, among other things, further develop our manufacturing capabilities, expand our product offerings, and reach new customers. In pursuing these objectives, the resulting strain on our managerial, operational, financial and other resources could be significant. Success in managing such expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.

Increased product returns will decrease our revenues and impact profitability.

We do not make allowances for product returns in our financial statements based on the fact that we have not had a material historical return rate. In order to keep product returns low, we continuously monitor product purchases and returns and may change our product offerings based on the rates of returns. If our actual product returns significantly increase, especially as we expand into new product categories, our revenues and profitability could decrease. Any changes in our policies related to product returns may result in customer dissatisfaction and fewer repeat customers.

Our growth and operating results could be impaired if we are unable to meet our future capital needs.

We may need to raise additional capital in the future to:

•	fund more rapid expansion;

•	acquire or expand into new facilities;

•	maintain, enhance and further develop our manufacturing systems;

•	develop new product categories or enhanced services;

•	fund acquisitions; or

•	respond to competitive pressures.

If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Furthermore, any new securities could have rights, preferences and privileges senior to those of the Company's preferred shares and the common stock into which the Company's preferred shares are convertible. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, develop or enhance our products or services or respond to competitive pressures.

The loss of key senior management personnel could negatively affect our business.

We depend on the continued services and performance of our senior management and other key personnel, particularly Chung Kwok, our Chief Executive Officer and President, Gavin Wong, our V.P. of Sales and Marketing and Sebastian Tseng, our Regional Director for South America and V.P. of Production and R&D. The loss of any of our executive officers or other key employees could harm our business. Infosmart currently has employment agreements with its key personnel. Further, the Company expects to assume the employment agreements our executive officers currently have with Infosmart. Infosmart has a “key person” life insurance policy for Chung Kwok.

Rapid changes in technology could adversely affect our business and hurt our competitive position.

We believe that our ability to increase sales by developing appealing, innovative products has an important role to play in our growth. However, it is extremely difficult to predict future demand in the rapidly changing storage media industry and develop new technologies to meet that demand. We may fail to develop and supply in a timely manner attractive, new products with innovative technologies for this industry and its markets. In the event that our management misreads the industry and market and/or is slow in developing innovative technologies on a cost competitive basis, actual earnings could differ significantly from our forecasts. At the same time, we may cease to be able to compete in markets, resulting in a significant adverse effect on our business results and growth prospects.

The use of technologies and intellectual properties for the production of all of our products are derived from two cooperation agreements and the failure to maintain the effectiveness of such agreements could substantially and adversely affect our business.

Our ability to produce our products depends on two cooperation agreements (the “Cooperation Agreements”) with two parties (“Cooperative Partners”) that have been granted licenses (the “Patent Licenses”) for the use of technologies and intellectual properties necessary for the production of all of our products. Such Cooperation Agreements currently expire on December 31, 2006, but we can renew both agreements. A failure to extend and otherwise maintain effectiveness of such agreements could prevent us from conducting our business of manufacturing our products and could substantially and adversely affect our business.

The patents required for manufacturing our DVDR products are owned by multiple companies. Our failure to obtain all of the required patents to manufacture our products may interfere with our current or future product development and sales.

We have never conducted a comprehensive patent search relating to the technology we use in our products. The Patent Licenses held by the parties with whom we have Cooperation Agreements were obtained through a joint patent licensing program (the “DVDR Patent License Program”) that is administered by Koninklijke Philips Electronics, N.V. (“Philips”). Parties acquiring the patent licenses through this DVDR Patent License Program are allowed to use patents owned by companies including Philips, Sony, Pioneer and/or Hewlett Packard (or for which such companies have patent applications pending) that are essential for manufacturing DVDR products. However, there may be other issued or pending patents owned by third parties that are required for manufacturing our products for which our Cooperative Partners do not have a patent license. If so, we could incur substantial costs defending against patent infringement claims or we could even be blocked from selling our products. We cannot determine with certainty whether any other existing third party patents or the issuance of any new third party patents would require us or our Cooperative Partners to alter, or obtain licenses relating to, our processes or products, or implement alternative non-infringing approaches, all at a significant additional cost to the Company. There is no assurance that we or our Cooperative Partners will be able to obtain any such licenses on terms favorable to us, if at all, and obtaining and paying royalties on new licenses might materially increase our costs. Additionally, the fees in respect of existing licenses could increase materially in the future when these licenses are renewed, and such increase may have a significantly and adversely impact our business.

Our inability to obtain its own Patent Licenses through the DVD Patent License Program prior to the expiration of the Cooperation Agreements could adversely affect its operations.

We are in the process of obtaining our own Patent Licenses and expect to complete the process before the expiration of the two Cooperation Agreements. In the event we are unable to obtain its own Patent Licenses, then it plans to exercise its option to renew Cooperation Agreements. However, if we are unable to obtain our own Patent Licenses then we may not be able to manufacture our products and this could significantly and adversely affect our business results and financial condition. Our inability to either obtain its own Patent Licenses or to renew and maintain the effectiveness of the Cooperation Agreements could result in delays in product development or prevent us from selling our products until equivalent substitute technology can be identified, licensed and/or integrated or until we are able to substantially engineer our products to avoid infringing the rights of third parties. We might not be able to renegotiate agreements, be able to obtain necessary licenses in a timely manner, on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, the loss of or inability to extend any of these Patent Licenses would increase the risk of infringement claims being made against us, which claims could have a material adverse effect on our business.

We may be unable to obtain its own new Hong Kong business customs license for its manufacturing facilities in Hong Kong

The Hong Kong government requires companies manufacturing DVDRs to obtain a business license for the manufacture of optical Disc/Stampers (the “Hong Kong Business Licenses”) from the Customs and Excise Department of Hong Kong. We currently manufacturer our products under HK Business Licenses held by its Cooperative Partners under the Cooperation Agreement. In addition, we are in the process of obtaining our own Hong Kong Business Licenses for our Hong Kong factories and expect to complete the process before the expiration of the Cooperation Agreement. However, if we are unable to obtain such business licenses and we are also unable to extend the Cooperation Agreements beyond December 31, 2006, then production of our products at our Hong Kong factories may be halted, causing substantial losses to the Company.

Our business may suffer if we are sued for infringing upon the intellectual property rights of third parties.

There may be cases where it is alleged that our products infringe on the intellectual property rights of third parties. As a result, we may suffer damages or may be sued for damages. In either case, settlement negotiations and legal procedures would be inevitable and could be expected to be lengthy and expensive. If our assertions are not accepted in such disputes, we may have to pay damages and royalties and suffer losses such as the loss of our market share. The failure to prevent infringement on the rights of others could have a materially adverse effect on our business development, business results and financial condition.

We are dependent on certain raw materials and other products, and our business will suffer if we are unable to procure such materials and products.

Our manufacturing systems are premised on deliveries of raw materials and other supplies in adequate quality and quantity in a timely manner from many external suppliers. In new product development, we may rely on certain irreplaceable suppliers for materials. Because of this, there may be cases where supplies of raw materials and other products to us are interrupted by: an accident or some other event at a supplier; supply is suspended due to quality or other issues; or there is a shortage of or instability in supply due to a rapid increase in demand for finished products that use certain materials and products. If any of these situations becomes protracted, we may have difficulty finding substitutes in a timely manner from other suppliers, which could have a significant, adverse effect on our production and prevent us from fulfilling our responsibilities to supply products to our customers. Furthermore, if an imbalance arises in the supply-demand equation, there could be a spike in the price of raw materials. In the event of these or other similar occurrences, there could be a material adverse effect on our business results and financial condition.

We compete in a highly competitive industry where some of our competitors are larger and have more resources than us.

We operate in a highly competitive environment. Our competitors are both larger and smaller than us in terms of resources and market share. The marketplaces in which we operate are generally characterized by rapid technological change, frequent new product introductions and declining prices. In these highly competitive markets, our success will depend to a significant extent on its ability to continue to develop and introduce differentiated and innovative products and customer solutions successfully on a timely basis. The success of our product offerings is dependent on several factors including understanding customer needs, strong digital technology, differentiation from competitive offerings, market acceptance and lower costs. Although we believe that we can take the necessary steps to meet the competitive challenges of these marketplaces, no assurance can be given with regard to our ability to take these steps, the actions of competitors, some of which will have greater resources than us, or the pace of technological changes.

Technology in our industry evolves rapidly, potentially causing our products to become obsolete, and we must continue to enhance existing systems and develop new systems or we will lose sales.

Rapid technological advances, rapidly changing customer requirements and fluctuations in demand characterize the current market for our products. Further, there are alternative data storage media and additional media is under development, including high capacity hard drives, new CD-R/DVDR technologies, file servers accessible through computer networks and the Internet. Our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented by or are proprietary to our competitors, then we may not be able to access these technologies. We believe that we must continue to innovate and anticipate advances in the storage media industry in order to remain competitive. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer lost sales.

Our market is becoming more competitive. Competition may result in price reductions, lower gross profits and loss of market share.

The storage media industry is becoming more competitive and we face the potential for increased competition in developing and selling our products. Our competitors may have or could develop or acquire significant marketing, financial, development and personnel resources. We cannot assure you that we will be able to compete successfully against our current or future competitors. The storage media industry has increased visibility, which may lead to large, well-known, well-financed companies entering into this market. Increased competition from manufacturers of systems or consumable supplies may result in price reductions, lower gross profit margins, increased discounts to distribution and loss of market share and could require increased spending by us on research and development, sales and marketing and customer support.

If we are unable to compete effectively with existing or new competitors, the loss of its competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share.

We have several competitors, which include the largest DVDR manufacturers in the world. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share, which creates increased pressure, including pricing pressure, within the market. In addition, certain of the competitors, including CMC and Ritek, have financial and human resources that are substantially greater than ours, which increases the competitive pressures we face. Customers make buying decisions based on many factors, including among other things, new product and service offerings and features; product performance and quality; ease of doing business; a vendor’s ability to adapt to customers’ changing requirements; responsiveness to shifts in the marketplace; business model; contractual terms and conditions; vendor reputation and vendor viability. As competition increases, each factor on which we compete becomes more important and the lack of competitive advantage with respect to one or more of these factors could lead to a loss of competitive position, resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. We expect competitive pressure to remain intense.

The products we make have a life cycle. If we are unable to successfully time market entry and exit and manage its inventory, it may fail to enter profitable markets or exit unprofitable markets.

We operate in a highly competitive, quickly changing environment. We are preparing for high density format DVDR (“HD DVDR”) or Blu-Ray format DVDR production. Thirty two (32) of Infosmart’s forty four (44) production lines can be upgraded to HD DVDR production at a time of management’s choosing. However, if the market turns in favor of Blu-Ray, the Company will have to purchase new equipment to produce Blu-Ray DVRD discs, and thus the Company’s business and operating results could be adversely affected. If strong competitors challenge us in Brazil and other key markets, we will need to quickly develop an adequate competitive response. If we fail to accurately anticipate market and technological trends, then our business and operating results could be materially and adversely affected.

We must also be able to manufacture the products at acceptable costs. This requires us to be able to accurately forecast customer demand so that it can procure the appropriate inputs at optimal costs. We must also try to reduce the levels of older product inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce its prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing 8x or 16x writable speed DVDR products in anticipation of new HD DVDR or Blu-Ray product introductions. As a result, we may decide to adjust prices of existing products during this process to try to increase customer demand for these products. Our future operating results would be materially and adversely affected if such pricing adjustments were to occur and we are unable to mitigate the resulting margin pressure by maintaining a favorable mix of products, or if we are unsuccessful in achieving input cost reductions, operating efficiencies and increasing sales volumes.

If we are unable to timely develop, manufacture, and introduce new products in sufficient quantity to meet customer demand at acceptable costs, or if we are unable to correctly anticipate customer demand for our new and existing products, then our business and operating results could be materially adversely affected.

If our products fail to compete successfully with other existing or newly-developed products for the storage media industry, our business will suffer.

The success of our products depends upon end users choosing our DVDR technology for their storage media needs. However, alternative data storage media exist, such as high capacity hard drives, new CD-R/DVDR technologies, file servers accessible through computer networks and the Internet, and additional media is under development. If end users perceive any technology that is competing with ours as more reliable, higher performing, less expensive or having other advantages over our technology, the demand for our DVDR products could decrease. Further, some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software or biometric applications. Competition from other storage media is likely to increase. If our products do not compete successfully with existing or new competitive products, our business will suffer.

Our products may have manufacturing or design defects that we discover after shipment, which could negatively affect our revenues, increase our costs and harm our reputation.

Our products may contain undetected and unexpected defects, errors or failures. If these product defects are substantial, the result could be product recalls, an increased amount of product returns, loss of market acceptance and damage to our reputation, all of which could increase our costs and cause us to lose sales. We do not carry general commercial liability insurance covering our products. In addition, we are preparing to launch production of HD format or Blu-Ray format DVDRs in 2007. HD and Blu-Ray format DVDR production will require us to master new production techniques and modify existing or purchase new machinery and equipment. It is possible that we may fail to achieve mastery of these new techniques and production yields could suffer as a result.

The development of digital distribution alternatives, including the copying and distribution of music and video and other electronic data files could lessen the demand for our products.

We are dependent on the continued viability and growth of physical distribution of music, video and other electronic data through recordable media. Alternative distribution channels and methods, both authorized and unauthorized, for delivering music, video and other electronic data may erode our volume of sales and the pricing of its products and services. The growth of these alternatives is driven by advances in technology that allow for the transfer and downloading of music, video and other electronic data files from the Internet. The proliferation of this copying, use and distribution of such files is supported by the increasing availability and decreasing price of new technologies, such as personal video recorders, DVD burners, portable MP3 music and video players, widespread access to the Internet, and the increasing number of peer-to-peer digital distribution services that facilitate file transfers and downloading. We expect that file sharing and downloading, both legal and illegal, will continue to exert downward pressure on the demand for traditional DVDRs. As current technologies and delivery systems improve, the digital transfer and downloading of music, video and other electronic data files will likely become more widespread. As the speed and quality with which music, video and other electronic data files can be transferred and downloaded improves, file sharing and downloading may in the future exert significant downward pressure on the demand for DVDRs. In addition, our business faces pressure from the emerging distribution alternatives, like video on demand (“VOD”) and personal digital video recorders. As substantially all of our revenues are derived from the sale of DVDRs, increased file sharing, downloading and piracy or the growth of other alternative distribution channels and methods, could materially adversely affect its business, financial condition and results of operations.

Our revenues, cash flows and operating results may fluctuate for a number of reasons.

Future operating results and cash flows will continue to be subject to quarterly fluctuations based on a wide variety of factors, including seasonality. Although our sales and other operating results can be influenced by a number of factors and historical results are not necessarily indicative of future results, our sequential quarterly operating results generally fluctuate downward in the fourth quarter of each fiscal year when compared with the immediately preceding quarter. For example, our first calendar quarter is modestly affected by the Chinese New Year.

A significant portion of the revenues will depend on the success of the Company’s new venture in Brazil.

A significant portion of the Company’s revenues will depend on the success of our new Brazilian venture. We have no prior manufacturing and distribution experience in Brazil, and will rely on the local knowledge of its Brazilian joint venture partner and the general knowledge of the South American marketplace of its regional director Sebastian Tseng. Our results could suffer should its relationships with either of these two parties deteriorate in the early months of the Brazilian venture.

We are at risk of losing our significant investment in Brazil if we are unable to obtain the intellectual property licenses required for our Discobras manufacturing facility.

The owners of the technologies and intellectual property necessary for the production of our products require that we obtain separate Patent Licenses for the use of intellectual property in our new DVDR manufacturing facility in Brazil. We are in the process of obtaining the Patent Licenses for use at the Discobras manufacturing facility in 2006. However, if there is a substantial delay in obtaining approval for our use of the Patent Licenses, then we may be unable to manufacture a sufficient amount of our products to fill our sales orders, and this could cause us to lose substantial revenues. Further, in the event we are unable to obtain the Patent Licenses, then we may not be able to manufacture our products in Brazil, thus placing us at risk of losing its significant investment in the Brazilian venture.

Past activities of the Company and its affiliates may lead to future liability for the combined companies.

Prior to the closing of the share exchange transaction in August 2006, the Company was engaged in businesses unrelated to that of our current business operations. Any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on the Company.

Risks Relating To Doing Business in Hong Kong and Brazil

Adverse changes in economic and political policies of the People’s Republic of China government could have a material adverse effect on the overall economic growth of Hong Kong, which could adversely affect our business.

Although, as described above, we are planning a new venture in Brazil, substantially all of our business operations are currently conducted in Hong Kong, a special administrative region in the People’s Republic of China (“PRC”). Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in Hong Kong and the PRC. The PRC’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Hong Kong or China based on United States or other foreign laws against us or our management.

We currently conduct substantially all of our operations in Hong Kong and substantially all of our assets are located in Hong Kong. In addition, all of our senior executive officers reside within Hong Kong. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Hong Kong upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, neither the PRC nor Hong Kong have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Fluctuation in the value of the Hong Kong Dollar may have a material adverse effect on your investment.

The value of the Hong Kong dollar against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Although the exchange rate between the Hong Kong dollar and the U.S. dollar has been effectively pegged, there can be no assurance that the Hong Kong dollar will remain pegged, to the U.S. dollar, especially in light of the significant international pressure on the Chinese government to permit the free floatation of the RMB and the Hong Kong dollar, which could result in an appreciation of RMB or the Hong Kong dollar against the U.S. dollar. Our revenues and costs are mostly denominated in Hong Kong dollars, while a significant portion of our financial assets are also denominated in Hong Kong dollars. Any significant revaluation of the Hong Kong dollar may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of the Hong Kong dollar against the U.S. dollar would make any new Hong Kong dollar denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into Hong Kong dollars for such purposes. An appreciation of the Hong Kong dollar against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into the Hong Kong dollar, as the Hong Kong dollar is our reporting currency.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China and Hong Kong reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China or in Hong Kong may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Changes in Hong Kong or Brazil’s political or economic situation could harm our operational results.

In addition to our operations in Hong Kong, we are currently establishing a production facility and a sales base in Brazil. Economic reforms adopted by the Chinese or Brazilian governments have had positive effects on the economic development of these countries, but the governments could change these economic reforms or any of the legal systems at any time. This could either benefit or damage the Company’s operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

Any of the foregoing events or other unforeseen consequences of public health problems could damage the Company’s operations.

The Brazilian government has historically exercised, and continues to exercise, significant influence over the Brazilian economy. Brazilian political and economic conditions will have a direct impact on our business and the market price of our securities.

The Brazilian government frequently intervenes in the Brazilian economy and occasionally makes substantial changes in policy, as often occurs in other emerging economies. The Brazilian government’s actions to control inflation and carry out other policies have in the past involved wage and price controls, currency devaluations, capital controls and limits on imports, among other things. Our business, financial condition and results of operations may be adversely affected by factors in Brazil including:

•	Currency volatility;

•	Inflation acceleration;

•	Monetary policy and interest rate increases;

•	Fiscal policy and tax changes;

•	International trade policy including tariff and non-tariff trade barriers;

•	Foreign exchange controls;

•	Energy shortages; and

•	Other political, social and economic developments in or affecting Brazil.

In 2005, government figures, legislators and political party officials, especially those of the President’s party, have been the subject of a variety of allegations of unethical or illegal conduct. These accusations, which are currently being investigated by the Brazilian Congress, involve campaign financing and election law violations, and influencing of government officials and Congressmen in exchange for political support. Several members of the President’s party and of the federal government, including the President’s chief of staff, have resigned. We cannot predict what effect these accusations and investigations may have on the Brazilian economy.

Inflation and government measures to curb inflation may contribute significantly to economic uncertainty in Brazil and to heightened volatility in the Brazilian securities markets and, consequently, may adversely affect our business in Brazil.

Brazil has in the past experienced extremely high rates of inflation, with annual rates of inflation reaching as high as 2,567% in 1993 (as measured by the Índice Geral de Preços do Mercado published by Fundação Getúlio Vargas , or IGP-M Index). More recently, Brazil’s rates of inflation were 10.4% in 2001, 25.3% in 2002, 8.7% in 2003, 12.4% in 2004 and 0.2% in the nine months ended September 30, 2005 (as measured by the IGP-M Index). Inflation, governmental measures to combat inflation and public speculation about possible future actions have in the past had significant negative effects on the Brazilian economy and have contributed to economic uncertainty in Brazil. If Brazil experiences substantial inflation in the future, our costs may increase and our operating and net margins may decrease. Inflationary pressures may also lead to further government intervention in the economy, which could involve the introduction of government policies that may adversely affect the overall performance of the Brazilian economy.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

If we successfully establish our business operations in Brazil, some of our revenues will be settled in the Brazilian Real. Any future restrictions on currency exchanges may limit our ability to use revenue generated in Reals to fund any future business activities outside Brazil or to make dividend or other payments in U.S. dollars. Currently, we can legally exchange and transfer out of Brazil after-tax profits of up to the Company’s total investment in its Brazilian subsidiary Discobras, which we expect to be approximately $8 million for 2006 and an additional $6 million for 2007.

The value of our securities will be affected by the foreign exchange rate between the U.S. dollar, the Hong Kong dollar and the Real.

The value of our common stock will be affected by the foreign exchange rate between U.S. and Hong Kong dollars and Real, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. or Hong Kong dollars into Real for our operational needs and should the Real appreciate against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our Reals into U.S. or Hong Kong dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. Dollar appreciates against the Real, the U.S. or Hong Kong dollar equivalent of our earnings from our subsidiaries in Hong Kong and Brazil would be reduced. We will engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

We will depend on Brazil’s foreign investment incentive programs, which provide reductions in taxation or exemptions from taxation for our operations in Brazil. The loss of the tax benefits from these incentive programs may substantially affect our earnings.

Under the State of Bahia’s investment incentive program, our Brazilian subsidiary, Discobras, has been granted a reduction in the Value Added Tax (“VAT”) it is required to pay for products. Discobras pays 2.28% only, as compared to VAT of 12% in Salvador, or 18% in São Paulo. This VAT reduction will be available to us until June 2016. We will also avail ourselves of an incentive program for foreign investment which exempts Discobras from paying Brazil’s ICMS taxes on raw materials it imports for production in Brazil and create substantial tax savings for the Company. This tax exemption will last through June 2016. In the event that the VAT reduction program is no longer available to us or we are unable to extend the ICMS tax-exemption, our after-tax earnings would decline by the amount of the tax benefits, which may be substantial.

Risks Relating to this Offering and Ownership of Our Securities

Your rights with respect to ownership of the Company's Series B Preferred Shares are set forth in the Certificate of Determination of Rights, Preferences, Privileges and Restrictions for the Series B Preferred Stock and form of Warrants and such documents should be reviewed carefully with your legal counsel.

Your rights with respect to ownership of our Series B Preferred Shares and the Warrants are set forth in the Certificate of Determination of Rights, Preferences, Privileges and Restrictions for the Series B Preferred Stock that was attached as Exhibit 3.4 and in the form of Warrant attached as Exhibit 10.17 to our Current Report on Form 8-K filed with SEC on August 24, 2006. These documents contain important provisions that provide you with rights, limitations and obligations and should be reviewed carefully with your legal counsel. We will also provide copies of these documents upon request.

After the closing of the share exchange transaction and the Financing, we will operate as a public company subject to evolving corporate governance and public disclosure regulations that may result in additional expenses and continuing uncertainty regarding the application of such regulations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

Following the closing of the share exchange transaction and the Financing, our shares may have limited liquidity.

Following the closing of the share exchange transaction and the Financing in August 2006, a substantial portion of our shares of common stock became subject to registration, and will be closely held by certain institutional and insider investors. Consequently, the public float for the shares may be highly limited. As a result, should you wish to convert the Series B Preferred Stock and sell your shares into the open market you may encounter difficulty selling large blocks of your shares or obtaining a suitable price at which to sell your shares.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, the stock market in which shares of our common stock will be quoted, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;

•	announcements of technological innovations, new services or product lines by us or our competitors;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	changes in operating and stock price performance of other companies in our industry;

•	additions or departures of key personnel; and

•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

We have broad discretion as to the use of proceeds from this Financing and may not use the proceeds effectively.

Our management team will retain broad discretion as to the allocation and timing of the use of proceeds from the Financing and may spend these proceeds in ways with which our shareholders may not agree. The failure of our management to apply these funds effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

As of the closing of the Financing and share exchange transaction in August 2006, our directors and executive officers controlled approximately 56% of our outstanding shares of stock that are entitled to vote on all corporate actions. Specifically, Chung Kwok, our Chief Executive Officer, President and Director, Po Nei Sze, our Chief Financial Officer, Secretary, Treasurer and Director, and Andrew Chang, our Director, controlled approximately 56% of the outstanding voting shares as of the completion of the Financing and the share exchange transaction. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

A large number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. After the Financing and assuming the full conversion of our Series A Preferred Stock and our Series B Preferred Stock, we will have approximately 159,460,515 shares of common stock outstanding. This includes 116,721,360 shares to be received by the shareholders of Infosmart in the Exchange transaction after the conversion of the Series A Preferred Stock. As restrictions on resale of such additional shares end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

A large number of common shares are issuable upon exercise of outstanding common share warrants and upon conversion of our Series A and Series B Preferred Stock. The exercise or conversion of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in the Company as well as the book value of your common shares. The sale of a large amount of common shares received upon exercise of these warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of September 30, 2006, there are outstanding warrants entitling the holders to purchase up to 32,241,380 common shares at an exercise price of $0.326 per share. As of September 30, 2006, there were 116,721,360 shares underlying our convertible Series A Preferred Stock and there were 29,310,345 shares underlying our convertible Series B Preferred Stock at a conversion price per common share of $0.261 per common share. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the warrants.

We will incur increased costs and compliance risks as a result of becoming a public company with substantial business operations.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur prior to the closing of the share exchange transaction as a shell company with no business operations and nominal assets. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers (“NASD”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

We have recently taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with Infosmart’s becoming a public company. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to convert your Series B Preferred Stock and sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common shares have historically been sporadically or “thinly-traded” on the “Over-The-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for the Company’s common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you convert your Series B Preferred Stock into our common stock many be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for the Company’s common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by its shareholders may disproportionately influence the price of those shares in either direction. The price for its shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Other than the dividend payments that will be due for the Series B Preferred Stock, we do not anticipate paying any cash dividends.

Other than the dividend payments that will be due for the Series B Preferred Stock, we presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Item 3.	Controls And Procedures

(a)          Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)         Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 2.01 of the Form 8-K Current Report filed on August 26, 2006 under the section “Legal Proceedings” which disclosures are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2006, we issued 459,770 shares of common stock at a price per share of $0.261 to Richardson & Patel LLP, an unaffiliated entity, as payment for legal services rendered in connection with the share exchange transaction as of August 16, 2006. This transaction was made in reliance upon the exemption from registration set forth in Section 4(2) of the Act. The shares were issued to an entity qualified as an "accredited investor," as that term is defined in the Act. The following conditions were all met with respect to this transaction: (1) the registrant did not advertise this issuance in any public medium or forum, (2) the registrant did not solicit any investors with respect to this issuance, (3) the registrant did not publicize any portion of the purchase or sale of the shares issued, (4) none of the shares issued were offered in conjunction with any public offering, and (5) neither the registrant nor the investor paid any fees to any finder or broker-dealer in conjunction with this issuance.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

On September 5, 2006, the Board and the holders of a majority of the Company’s voting shares consented in writing to amendments to our Articles of Incorporation, including: (1) an increase in the authorized common stock of the Company from 40,000,000 to 300,000,000 shares (the “Authorized Share Amendment”); and (2) a change of our corporate name (“Name Change”) to our current name, Infosmart Group, Inc. We announced the approval of these amendments and its details in a Definitive Information Statement on Schedule 14C (the “Information Statement”) filed with the Securities and Exchange Commission on September 18, 2006, which is incorporated herein by reference. The Certificate of Amendment to our Articles of Incorporation to effect the Name Change and the Authorized Share Amendment was filed with the State of California’s Secretary of State on October 12, 2006 and our Name Change became effective on the OTC Bulletin Board on October 18, 2006.

Item 5. Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Description
2.1	Amended and Restated Securities Purchase Agreement, dated August 25, 2005 (5)

2.2	Transfer and Assumption Agreement dated as of May 31, 2005 (5)

2.3	Exchange Agreement by and among Cyber, KI Equity, Hamptons Investment Group, Ltd., Prime and the Prime Shareholders dated July 7, 2006 *(6)

2.4	Guarantee and Assumption Agreement by and among Cyber, Infosmart, IS International, IS Technology and IS Media dated July 7, 2006 (6)

2.5
First Amendment to the Exchange Agreement dated August 16, 2006 between Cyber, KI Equity Partners, LLC, Hamptons Investment Group, Ltd., Prime, Prime Shareholders, Infosmart Group Ltd. and the Infosmart Shareholders * (7)

2.6	Amended and Restated Guarantee and Assumption Agreement by and among Cyber, IS International, IS Technology and IS Media dated August 16, 2006 (7)

2.7	Voting Agreement by and among the Infosmart Stockholders and KI Equity dated August 16, 2006 (7)

2.8	Escrow Agreement by and among Cyber, KI Equity, Infosmart, the Infosmart Stockholders and Richardson, as escrow agent, dated August 16, 2006 (7)

2.9	Financial Advisory Agreement by an among Keating Securities LLC and Cyber Merchants Exchange Inc. dated August 16, 2006 (7)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series A Convertible Preferred Stock

3.4	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series B Convertible Preferred Stock

4.1	Lock-Up Agreement (2)

4.2	Specimen Stock Certificate for Shares of Common Stock of the Company (4)

10.1	Lease of registrant's facilities dated January 29, 2004 (3)

10.2	Lease of registrant's facilities dated March 22, 2006 (3)

10.3	Lease of registrant's facilities dated September 16, 2003 (3)

10.4	Lease of registrant's facilities dated July 25, 2003 (3)

10.5	Lease of registrant's facilities dated September 30, 2003 (3)

10.6	Placement Agent Agreement dated July 7, 2006 between the Registrant, Securities, LLC and Axiom Capital Management, Inc. * (7)

10.7	Form of Subscription Agreement between the Registrant and the Investor to be identified therein (7)

10.8	Registration Rights Agreement (7)

10.9	Form of Common Stock Purchase Warrant (7)

10.10	Assignment and Assumption of Placement Agreement by an among Infosmart, Cyber, Keating Securities, LLC and Axiom Capital Management, Inc. dated August 16, 2006 (7)

10.11	Appointment Letter Agreement by and among Po Nei Sze and Infosmart Group Limited dated June 1, 2006 (7)

10.12	Appointment Letter Agreement by and among Andrew Chang and Infosmart Group Limited dated July 1, 2006 (7)

10.13	Appointment Letter Agreement by and among Chung Kwok (aka Andy Kwok) and Infosmart Group Limited dated July 1, 2006 (7)

10.14	Cooperation Agreement by and among Infoscience Media Ltd. and Infoscience Holdings Ltd. dated December 1, 2005 (7)

10.15	Cooperation Agreement by and among Info Smart Technology Limited. and Mega Century Limited dated January 1, 2006 (7)

10.16	Amendment Agreement by and among Info smart Technology Limited, Info Smart International Enterprises Limited, and Mega Century Ltd. dated January 1, 2006 (7)

10.17	Banking Facilities Letter Agreement by and between Infoscience Media Limited and Hang Seng Bank Limited dated September 15, 2005 (7)

10.18	General Banking Facilities Agreement by and between Info Smart Technology Ltd. and Chiyu Banking Corporation Limited dated November 28, 2003 (7)

10.19	Contract for two Automatic Dual Track DVDR Manufacturing Systems "Streamline II DVDR" between Infoscience Media Ltd. and ACME Cassette Manufacturing Limited dated September 15, 2004 (7)

24.1	Power of Attorney (3)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (9)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (9)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (9)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (9)

*  The schedules to this document are not being filed herewith.  The Company agrees to furnish supplementally a copy of any such schedule to the Securities and Exchange Commission upon request.

(1)	Filed on May 6, 1999 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-60487), as amended, and incorporated herein by reference.

(2)	Filed on January 27, 2000 as an exhibit to a report by the Company on a Form 8-A and incorporated herein by reference.

(3)	Filed on September 15, 2006 as an exhibit to the Company 's Registration Statement on Form SB-2 (File No. 333-137362) and incorporated herein by reference.

(4)	Filed on September 29, 2000 as an exhibit to the Company 's report on Form 10-KSB for the fiscal year ended June 30, 2000 and incorporated herein by reference.

(5)	Filed on August 26, 2005 as an exhibit to a report by the Company on a Form 8-K dated August 25, 2005 and incorporated herein by reference.

(6)	Filed on July 12, 2006 as an exhibit to a report by the Company on a Form 8-K dated July 7, 2006 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company 's first Current Report on Form 8-K filed on August 24, 2006.

(8)	Filed as an exhibit to the Company 's second Current Report on Form 8-K filed on August 24, 2006.

(9)	Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSMART GROUP, INC. (Registrant)

Dated: November 20, 2006	By:	/s/ Chung Kwok
Chung Kwok Chief Executive Officer