Form 10KSB
period 2006-12-31
Infosmart Group, Inc.
filed 2007-04-02
CIK 1066961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-15643

INFOSMART GROUP, INC.
(name of small business issuer in its charter)

California	95-4597370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5th Floor, QPL Industrial Building, 126-140 Texaco Road, Tsuen Wan, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (852) 2944-9905

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer’s revenues for the fiscal year ended December 31, 2006 were $27,102,441.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $7,111,678 based upon the average bid and asked price listed on the OTC Bulletin Board on March 22, 2007.

Number of Shares outstanding as of March 22, 2007 was 136,576,336.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OVERVIEW

We are in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) media. In addition, due to customer demand, in the third quarter of 2006, we also started manufacturing recordable compact discs (“CDR”). We currently manufacture DVDRs with 8x and 16x writable speeds as well as CDRs with 52x writable speeds. We are also preparing for manufacturing of high density format DVDR (“HD DVDR”) or Blu-Ray format DVDR discs. We have customers in Western Europe, Australia, China and South America.

We produce our products through our three main operational business subsidiaries, Info Smart Technology Limited (“IS Technology”), Info Smart International Enterprises Limited (“IS International”) and Infoscience Media Limited (“IS Media”) at our state of the art DVDR manufacturing facilities in Hong Kong.

We also recently completed construction of our DVDR production facility in Brazil.  In March 2006, IS Media formed Discobras Industria E Comercio de Electro Eletronica Limiteda, a Brazilian company (“Discobras”), with a local partner, with registered capital of US$8 million for our new Brazilian DVDR production facility. IS Media currently holds a 99.42% ownership interest in Discobras and the local partner holds the remaining 0.58% ownership interest in Discobras. We have obtained all required government-issued licenses and necessary documents and approvals for operating a DVDR production facility in Brazil. We installed DVDR manufacturing equipment in February 2007 and began trial production in Brazil in March 2007. We expect that regular production will commence in April 2007.

HISTORY AND DEVELOPMENT OF THE COMPANY

History

We were incorporated on July 16, 1996 in the State of California under the name, Cyber Merchants Exchange, Inc. (“Cyber”). In July 1999, we raised approximately $3.2 million through an initial public offering. On June 30, 2000 we raised an additional $6.3 million in a private placement offering subscribed by 30 high net-worth Chinese investors. Prior to our reorganization, we were an intermediary to global suppliers and buyers in the manufacturing, wholesaling and retailing apparel business. Effective on October 12, 2006, we changed our name from Cyber Merchants Exchange, Inc. to Infosmart Group, Inc. (the “Company”).

Company Reorganization

Our shareholders of record on March 25, 2005 approved on May 16, 2005 a reorganization of the Company (the "Company Reorganization"). The Reorganization is summarized as follows:

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

•	We entered into an amended and restated Securities Purchase Agreement (“SPA”) with KI Equity effective as of August 25, 2005; and

•
On September 30, 2005, we completed the sale of 7,104,160 shares of our common stock to KI Equity for $415,000 (the "Investment"), with the net proceeds of the Investment being paid to ASAP pursuant to the terms of the Transfer Agreement.

In connection with the closing of the Investment, our then current directors and officers resigned and Kevin Keating was appointed the sole director and officer of the Company. We accounted for the Reorganization as a reverse spinoff in accordance with the Emerging Issues Task Force Issue No. (“EITF”) 02-11, “Accounting for Reverse Spinoffs.” In a reverse spinoff, the legal spinnee (ASAP) is treated as though it were the spinnor for accounting purposes. Reverse spinoff accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the consolidated financials statements. Under this treatment, the historical financial statements of the Company became the historical financial statements of ASAP. In making its determination, the Company considered the following indicators, among others: (i) the accounting spinnor (legal spinnee, ASAP) is larger than the accounting spinnee (legal spinnor, the Company); (ii) the fair value of the accounting spinnor (legal spinnee) is greater than that of the accounting spinnee (legal spinnor); (iii) the accounting spinnor (legal spinnee) retains the senior management of the formerly combined entity; and (iv) the accounting spinnor (legal spinnee) retains senior management. As a result of the Company Reorganization, the Company became a shell company with nominal assets and operations, with a business purpose being to identify, evaluate and complete a business combination with an operating company.

Change in Control Transaction

On July 7, 2006, the Company entered into an Exchange Agreement with KI Equity Partners LLC, Prime Fortune Enterprises Ltd. (“Prime”), the equity owners of Prime, namely, Mr. Chung Kwok, Ms. Po Nei Sze and Prime Corporate Developments Limited (the “Prime Shareholders”), and Hamptons Investment Group Ltd. (“Hamptons”) (collectively the “Infosmart Shareholders”) to acquire all of the equity ownership of Infosmart Group Limited (“Infosmart”) through the acquisition of Prime, the former 100% direct equity owner and holding company of Infosmart. Under the terms of the Exchange Agreement, immediately prior to the closing of the share exchange transaction, Hamptons was to receive 58.82352 shares of Prime’s capital stock as payment for its services as a finder in connection with the exchange transaction.

However, on August 11, 2006 and prior to the closing of the share exchange transaction, Prime’s and Infosmart’s board of directors and their respective shareholders agreed to restructure the ownership of Infosmart’s issued capital stock and this resulted in the transfer of entire equity ownership of Infosmart directly to Mr. Chung Kwok, Ms. Po Nei Sze and Prime Corporate Developments Limited. On August 14, 2006, the Company entered into a First Amendment to the Exchange Agreement with KI Equity, Prime, the equity owners of Prime, Infosmart, the equity owners of Infosmart (which also consisted of Mr. Chung Kwok, Ms. Lui Sau Wan and Prime Corporate Developments Limited), and Hamptons, whereby Infosmart and the Infosmart Shareholders replaced Prime and the Prime Shareholders as a parties to the Exchange Agreement and they assumed all of Prime’s and the Prime Shareholders’ obligations, representations, warranties, liabilities and responsibilities under the Exchange Agreement, including Prime’s obligation to issue the shares of stock to compensate Hamptons for its services immediately prior to the closing of the share exchange transaction. Pursuant to the Exchange Agreement, as amended by the First Amendment, the Company acquired all of the outstanding shares of Infosmart’s capital stock from the equity owners of Infosmart and Hamptons, and the Infosmart Shareholders transferred and contributed all of their Infosmart Shares to the Company. In exchange, the Company issued to the Infosmart Shareholders 1,000,000 shares of the Company’s Series A Preferred Stock, which were convertible into 116,721,360 shares of the Company’s common stock.

The closing of the Exchange Agreement was contingent on a minimum of $7,000,000 being subscribed for, and funded into escrow, by certain accredited and institutional investors (“Investors”) for the purchase of shares of the Company’s Series B Preferred Stock promptly after the closing of the Exchange under terms and conditions approved by the Company’s board of directors immediately following the Exchange (the “Financing”). The closing of the Financing was contingent on the closing of the Exchange, and the Exchange was contingent on the closing of the Financing.

Recent Financing

Immediately following the closing of the Exchange Agreement, we received gross proceeds of approximately $7.65 million in connection with the Financing from the Investors. Pursuant to Subscription Agreements entered into with these Investors, we sold 1,092,857.143 shares of our Series B Preferred Stock at a price per share of $7.00. Each share of Series B Preferred Stock is convertible into shares of our common stock. The Company registered the common stock underlying the Series B Preferred Stock issued in the Financing with the Securities and Exchange Commission for resale by the Investors. After commissions and expenses, we received net proceeds of approximately $6.89 million in the Financing.

In connection with the issuance of the Series B Preferred Stock to the Investors, the Company issued warrants to the Investors to purchase an aggregate of 29,310,345 shares of common stock, on as-converted basis, of the Company. The warrants have an exercise price of $0.326 per share, subject to adjustments.

Keating Securities, LLC and Axiom Capital Management, Inc. (“Placement Agents”) acted as placement agent in connection with the Financing. For their services, the Placement Agents received a commission equal to 8% of the gross proceeds from the Financing and a non-accountable expense allowance equal to 2% of the gross proceeds. In addition, the Placement Agents received, for nominal consideration, five-year warrants to purchase 10% of the number of shares of common stock into which the Series B Preferred Stock issued in the Financing may be converted number of shares of common stock into which the Series B Preferred Stock in the offering (“Placement Agent Warrants”).  The Placement Agent Warrants are exercisable at any time at a price equal 125% of the conversion price, on a net-issuance or cashless basis. The Placement Agent Warrants have registration rights similar to the registration rights afforded to the holders of Series B Preferred Stock and Warrants. The Company also paid for the out-of-pocket expenses incurred by the Placement Agent and all purchasers in the amount of $25,000.

Upon completion of the Exchange transaction, and after giving effect to the Financing, the Infosmart Shareholders owned 1,000,000 shares of the Company’s Series A Preferred Stock and the Investors in the aggregate received 1,092,857.143 shares of our Series B Preferred Stock. The Series A Preferred Stock automatically converted into 116,721,360 shares of common stock upon the filing and approval of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of California on October 12, 2006. The Infosmart Shareholders and the Investors own, in the aggregate, 91.84% of our issued and outstanding shares of common stock after giving effect to the conversion of the Series A and Series B Preferred Stock into common stock. The Company’s stockholders immediately prior to the Exchange own 8.16% of the outstanding common stock (or, 12,969,040 shares of our common stock) after giving effect to the conversion of the Series A and Series B Preferred Stock into common stock.

The issuance of the Series A Preferred Shares to the Infosmart Shareholders and, upon conversion, the shares of the Company’s common stock underlying the Series A Preferred Shares, is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. The issuance of the Series B Preferred Shares to Investors is intended to be exempt from registration under the Securities Act pursuant to Section 4(2) thereof and such other available exemptions. As such, the Series A Preferred Shares and the Series B Preferred Shares, and upon conversion thereof, the Company’s common stock, may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

Name Change and Increase in Authorized Shares of Common Stock

On October 12, 2006, the Company effected an increase in the number of authorized shares of the Company’s common stock from 40,000,000 shares to 300,000,000 shares and also effected a change of the Company’s corporate name (the “Name Change”) to “Infosmart Group, Inc.” (the “Amendments”) through the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the State of California’s Secretary of State. Per the conversion rights set forth in the Certificate of Determination for the Series A Preferred Stock, upon filing and acceptance of the Amendments to the Company’s Articles of Incorporation, all of the Series A Preferred Stock were automatically converted into approximately 116,721,360 shares of the Company’s Common Stock. The Company’s Name Change and its trading symbol (OTCBB: IFSG) became effective on the OTC Bulletin Board on October 18, 2006.

Infosmart’s History and Organizational Structure

Infosmart Group Limited (“Infosmart”) was incorporated in the British Virgin Islands on August 23, 2005 under the International Business Companies Act, British Virgin Islands. Prior to the Re-structuring (as described below) Prime Fortune Enterprises Limited, a British Virgin Islands company (“Prime”), was the sole equity owner and shareholder of 100% of Infosmart’s issued capital shares. In August 2006, the board of directors of both Prime and Infosmart decided to re-structure certain shareholdings in Infosmart, so that after the re-structuring, Prime would no longer own 100% of Infosmart’s issued capital shares and so that Prime Corporate Developments Ltd. (“Prime Corporate”), Mr. Chung Kwok and Ms. Sau Wan Lui would replace Prime as the direct owners of 100% of the issued capital shares and equity ownership of Infosmart (the “Re-structuring”).

Prior to the Re-structuring, Prime owned 100% of the issued capital shares of Infosmart, which consisted on one (1) issued capital share, and Prime’s issued capital shares were owned as follows: 713 shares held by Prime Corporate, 212 shares held by Mr. Chung Kwok, and 75 shares held by Lui Sau Wan. On August 11, 2006, and in connection with the Re-structuring, Prime’s board of directors approved resolutions for Prime to transfer the one (1) issued capital share of Infosmart owned by Prime to Prime shareholder Chung Kwok in exchange for a cash payment of $1.00 (the “Prime Transfer”), and that pursuant to such resolutions, Prime transferred the one Infosmart share to Chung Kwok on August 11, 2006 in exchange for the $1.00 cash payment.

Further, on August 11, 2006 and concurrent with the Prime Transfer, Infosmart’s Board approved resolutions for the issuance of 999 new shares in Infosmart to Prime Corporate Developments Limited (“Prime Corporate”), Chung Kwok and Lui Sau Wan, as follows: 713 shares to Prime Corporate, 211 shares to Chung Kwok, and 75 shares to Lui Sau Wan, in exchange for a cash payment by Prime Corporate, Chung Kwok and Lui Sau Wan of $1.00 per Infosmart share that each receives (the “Infosmart Share Issuance”) or an aggregate total payment of $999 for such shares. On August 11, 2006, Infosmart issued the 999 Infosmart shares, in amounts as described above, to Prime Corporate, Chung Kwok and Lui Sau Wan and, in exchange, received the $999 cash payment, pursuant to such resolutions.

As a result of and immediately after the Prime Transfer and the Infosmart Share Issuance, Prime Corporate, Mr. Chung Kwok and Ms. Sau Wan Lui became the owners of 100% of the issued capital shares of Infosmart, with each of them owning the same number of Infosmart shares as the number of Prime shares that each currently owns. Pursuant to a group reorganization completed in October 2005 (the “Infosmart Reorganization”), Infosmart is the holding company (directly and indirectly) of IS Technology, IS International, IS Media and Infosmart’s new Brazilian joint venture, Discobras, by the acquisition of 100% of the issued and outstanding common stock of IS Technology and IS International. IS Technology wholly owns IS Media, which, in turn, owns 99.42% of Discobras.

Infosmart started in the DVDR manufacturing business with the establishment of IS Technology. Founded in Hong Kong in August of 2002, IS Technology was the first company in Hong Kong to manufacture recordable digital versatile discs. With the continual growth in DVDR demand, the initial shareholders of IS Technology took in other shareholders to form two other companies, IS International and IS Media Limited, to produce DVDRs., In December 2006, IS Media acquired 100% of the issued and outstanding common stock of Infoscience Holdings Limited (“IS Holdings”). IS Media has a Cooperation Agreement with IS Holdings wherein it manufactures its DVDRs using certain patent licenses owned by IS Holdings. IS Media acquired IS Holdings to guarantee the continuation of this agreement. These four companies and Discobras now form the Company’s main operational business in Hong Kong and Brazil respectively.

Current Organizational Structure

As a result of the share exchange transaction, the Company and Infosmart Reorganizations, the Infosmart Re-structuring as well as the acquisition of a new subsidiary in December 2006 discussed above, the Company’s current organizational structure is as follows (the percentages depict the current equity interests):

Our Business

We develop, manufacture, market and sell 8x and 16x writable speed DVDRs and 52x writable speed CDRs, and we are preparing for manufacturing of writable high density format DVDRs (“HD DVDR”) or Blu-Ray format DVDR discs. In order to act as a one-stop-shop for the optical storage media needs for our customers, we also outsource orders for products we do not produce ourselves, such as DVD±RW discs and DVD-RAM discs and other low margin DVDR items. We have customers in Western Europe, China, South America and Australia. To capture the South American market, we have established a sales and distribution network in Brazil and set up a DVDR production facility in Brazil.

Current Products

We currently develop, manufacture, market and sell recordable digital versatile discs (“DVDRs”). A recordable digital versatile disc is an optical disc storage media format that can be used for data storage, including movies with high video and sound quality. DVDRs are manufactured with different writable speed ratings. The writable speed ratings of blank DVDRs match the speed at which the recording lasers in digital versatile disc (“DVD”) drives (such as those found in DVD players or the DVD disc drives in computers) can write or “burn” data onto the DVDRs. Currently, most DVD drives are able to write or “burn” data onto DVDRs at 8 times (“8x”) or 16 times (“16x”) the industry set standard speed for writing or “burning” data onto a DVDR disc. We currently manufacture discs with 8x and 16x writable speed ratings. We estimate that our sales of our 8x writable speed DVDRs account for approximately 67% of our output, while 16x writable speed DVDRs make up approximately 17% of our output.

We also currently manufacture recordable compact discs (“CDRs”). CDR is a ‘write-once’ recordable disc storage media format that can be used for data, photos, video and music. CDR has been widely used all over the world due to its advantages on capacity, mobility, costs and most importantly, compatibility. According to Techno Systems Research Co., Ltd. (Japan), total global production volume of CD media in 2005 was 7,891,800,000 discs. We currently manufacture CD-R with a standard capacity of 700MB for data and 80MIN for music. The writable speed is ‘52x’ and we estimate that our sales of these CDRs account for approximately 16% of our output.

Research and Development

Infosmart is investing approximately $1,200,000 over the next 12 months on pre-production activities for HD DVDR production, including dye and stamper testing, mould modification and process fine-tuning. In order to position the company to be one of the first companies to have the capabilities to mass-produce HD DVDRs to coincide with the early growth phase of the product life cycle, we have worked closely with dye and stamper developers in Taiwan and will be conducting pre-production testing to prepare for HD DVDR production. However, if the market turns in favor of Blu-Ray, the Company will have to purchase new equipment to produce Blu-Ray discs.

Manufacturing

We currently operate two factories in both Hong Kong and Brazil , with a combined production capacity of approximately 15 million 8x, 16x writable speed, single layer DVDRs as well as CDRs per month. Currently, our product mix is approximately 67% of 8x DVDRs, approximately 17% of 16x DVDRs as well as approximately 16% of CDRs. We have the flexibility to switch production easily between the two product types. After manufacturing the DVDRs and CDRs, Infosmart puts its products through a rigorous quality assurance process.  Infosmart’s Quality Management System complies with ISO9001:2000 requirements and Infosmart is ISO 9000 certified. Our production equipment is easily upgradeable to HD DVDR production, and we believe that this flexibility provides us with competitive advantage if HD format DVDRs win the current standard war against Blu-Ray format DVDRs. Whichever format wins, however, the Company expects to make needed production purchases in 2007 in order to catch the expected first waves of demand in the high definition media storage market.

Intellectual Properties and Licenses

Infosmart does not own any patents or any other intellectual properties.  The intellectual properties used in manufacturing our products are provided to us pursuant to two separate cooperation agreements described below.

Agreement 1

The first cooperation agreement (“Agreement 1”) was entered into between our subsidiary Infosmart Technology Limited (“IS Technology”) and Mega Century Limited (“Mega Century”), a Hong Kong company formerly controlled by Chief Financial Officer Po Nei Sze, on January 1, 2006. Under Agreement 1, the parties agreed to combine operationally their production facilities so that Mega Century and IS Technology can both produce DVDRs using certain intellectual properties for the production of DVDRs for which Mega Century was granted a patent licenses (the “Patent License”) for use by the DVDR developer, and also the right to manufacture DVDRs under a government manufacturing license (the “Manufacturing License”) held by the Mega Century. In addition, Mega Century agreed that (1) IS Technology has full legal and beneficial ownership of the first 6,500,000 DVDR discs (the “First Minimum Quantity”) produced in IS Technology’s production facilities each whole month during the one year term of Agreement 1, which IS Technology can sell to third parties or to Mega Century; and (2) for any amount of DVDRs produced in excess of the First Minimum Quantity (excluding quantities sold by IS Technology directly to Mega Century), IS Technology will receive 70% of the gross profits from the sale of such DVDRs.

In exchange, IS Technology agreed that for any amount of discs produced in excess of the First Minimum Quantity (excluding quantities sold by IS Technology directly to Mega Century), Mega Century receives 30% of the gross profits from the sale of such DVDRs. Under Agreement 1, Mega Century is responsible for paying all the relevant licensee fees and IS Technology is responsible for all the recurrent costs and expenses incurred for the production of all DVDR products manufactured at IS Technology’s production facility during the one year term of Agreement 1. On January 1, 2006, Mega Century, IS Technology and Infosmart International Enterprises Limited (“IS International”) entered into an Amendment Agreement amending Agreement 1 whereby IS International agreed to be an additional party to Agreement 1 and to undertake IS Technology’s rights and obligations with IS Technology, jointly and severally.

Agreement 2

The second cooperation agreement (“Agreement 2”) was entered into between our subsidiary Infoscience Media Limited (“IS Media”) and Infoscience Holdings Limited, an independent third party, (the “Third Party”) on December 1, 2005. Under Agreement 2, the parties agreed to combine operationally their production facilities so that both IS Media and the Third Party can both produce DVDRs at their combined facilities using certain intellectual properties for the production of DVDRs for which the Third Party holds patent licenses (the “Patent License”) for use from the DVDR developer (the “License Agreement”) and also a right to manufacture DVDRs under a government manufacturing license (the ”Manufacturing License”) held by the Third Party. The Third Party also agreed that IS Media shall have full legal and beneficial ownership of the first 5,000,000 DVDR discs (the “Second Minimum Quantity”) produced in both IS Media’s and the Third Party’s production facilities (the “Combined Facilities”) for each whole month during the one year term of Agreement 2.

In exchange, IS Media agreed: (1) the Third Party shall receive full legal and beneficial ownership of all DVDRs produced in the Combined Facilities that are in excess of the Second Minimum Quantity; and (2) to provide the Third Party with stand-by credit facility of not more than HK$30,000,000 from IS Media’s own sources or indirectly from any third party including any licensed Hong Kong bank. Under Agreement 2, the Third Party is responsible for paying all the relevant licensee fees and IS Media is responsible for all the recurrent costs and expenses (except for rent and public utilities, for which each party is responsible for the costs they incur in their own production facility) incurred for the production of all DVDR products manufactured in the Combined Facilities during the one year term of Agreement 2.

On December 1, 2006, IS Media entered into a Sale and Purchase Agreement with New Passion Investments Limited in which it purchased 100% of the outstanding stock of Infoscience Holdings Limited.

Patent Licenses

Agreement 2 has been extended for a further 2 years. Accordingly, we continue to produce the Products under the Patent License from the DVDR developer and also the Manufacturing License. Agreement 1 is not extended due to the suspension of production in IS Technology and IS International. The suspension of production is mainly due to the relocation of certain productions lines to Brazil and the other productions lines are used to support the production in IS Media. The production in Hong Kong is going to be focused in IS Media. In addition, in connection with the completion of the Discobras DVDR production facility in Brazil, Infosmart is in the process of obtaining the required Patent License for use of intellectual property required to manufacture its DVDR products in Brazil. We expect that the process will be completed in April 2007.

The Patent Licenses discussed above that are held by Mega Century and the Third Party were obtained through a joint patent licensing program (the “DVDR Patent License Program”) that is administered by Koninklijke Philips Electronics, N.V. (“Philips”). Parties acquiring the patent licenses through this DVDR Patent License Program are allowed to use patents owned (or for which these companies have patent applications pending) by participating companies including Philips, Sony, Hewlett Packard and/or Pioneer that are essential in the DVDR manufacturing process. The patent license offered through Philips’ DVDR Patent Licensing Program is offered under non-discriminatory terms and conditions and in principle is available to all manufacturers.

Sources and Availability of Raw Materials and Principal Suppliers

Raw material costs constitute approximately 50% of the production costs for DVDR and CDR discs. Key materials used in DVDR and CDR production are polycarbonate, silver target, organic dye, printing oil and bonding glue. The most important cost item is polycarbonate, which accounts for about half of cost of goods sold.

The supply market for polycarbonate is competitive. Major polycarbonate suppliers include Teijin Chemicals, Dow Chemical, General Electric, Bayer, and Mitsubishi. Infosmart orders polycarbonate from a variety of sources depending on price and availability. Since polycarbonate is a petroleum byproduct its price is affected by crude oil prices and can be volatile. We place three (3) month supply contracts with polycarbonate vendors. These supply contracts guarantee quantity but leave pricing to be market determined.

Polycarbonate prices increased from $1.90 - 2.50/kg in 2004 to around $2.80/kg - $3.50/kg in 2005 because of surging oil prices and supply constraints, thereby seriously cutting the profit margins of disc manufacturers worldwide. Capacity was hit in 2004 by the explosion of GE’s PCB factory in Spain. At the end of 2005, worldwide polycarbonate capacity expanded as a major new factory came online in Shanghai, and two other large factories in Japan and the U.S. expanded output in response to higher market prices. Polycarbonate prices were approximately $3.00/kg - $3.10/kg at the beginning of 2006, and have since dropped into the $2.80-$3.10 range. It is anticipated that expanded industry capacity for PCB will offset upward price pressures resulting from rising oil prices, leading to price stability or even a modest price decline in PCB prices in the near term.

Marketing and Distribution

We mainly sell to distributors, who resell to retailers. We have acquired about 80% of our customers, and increased our exposure in Europe, USA, South America, the Middle East, Asia and China, through attendance at trade shows such as:

•	CeBIT (Hannover, Germany) 2003, 2004, 2005

•	Comdex (Las Vegas, USA) 2003

•	Computex (Taipei, Taiwan) 2004

•	Gitex (Dubai, UAE) 2004 and 2005

•	China Sourcing Fairs 2004

•	IT Brazil 2005, 2006

•	Hong Kong Electronics Show 2004, 2005, 2006

We have gained the rest of our customers mainly through print advertising and referrals.

To further establish our distribution and sales network, we are planning a marketing campaign in Brazil including advertisements in Brazilian newspapers and magazines, and we also plan to attend the following local Brazilian trade exhibitions in 2006:

•	Abras (exhibition for buyers and purchasers for supermarkets and retail shops)

•	HI-FI (exhibition of audio and video products)

•	ESCORALERES (exhibition for schools and student usage products)

•	GAME (video game trade show)

Current Customers

We have established a wide client base and distribution network covering Europe/United Kingdom, the Middle East, Australia, South America and Asia.

Our top three customers by value, who accounted for 47% of our revenue in 2006, are as follows:

•
E-Net Distribution is the largest optical media distribution company in Europe; business from E-Net contributes 13.9% of our revenue. E-Net sells to European as well as Middle Eastern retailers and sources from us about 15% of the blank DVDR discs that it sells.

•
Laser Corporation markets our DVDR blank media in Australia. Laser Corporation obtains almost 100% of its DVDR blank media supplies from us. Sales to Laser Corporation account for approximately 20.4% of our revenue.

•	AgroDigital markets our DVD blank media in Brazil. AgroDigital obtains about 30% of its DVDR blank media supplies from us. Sales to AgroDigital account for approximately 12.7% of our revenue.

Management expects that the proportion of revenue accounted for by these customers will decrease as its new markets develop in South America. We will be careful to maintain relationships with existing customers in developed countries because they are expected to be volume buyers of our HD DVDR discs.

Our pricing and payment terms are flexible. Our objective is to build a strong base of loyal customers and management will offer competitive price to capture market share in specific markets that have strong growth prospects. Our payment terms are more stringent for new customers and more flexible for long-term customers and established businesses.

In the Brazil local market, it is the norm to pay Cash or checks on Delivery (C.O.D.). We do not intend to give any payment terms to our Brazilian customers except some major customers such as local chain stores or departmental stores, which will eliminate any credit risk from new customers in this newly developed market.

Competition

Products

We currently produce Single Layer (“SL”) DVDR discs of two writable speeds (8x and 16x) and CDR discs of 52x writable speed, but we are preparing to launch production of DVDR discs in either High Density or Blu-Ray formats. The table and discussion below describe some competitor products:

Computer storage media comparison

Product	Media Type	Storage Capacity	Unit Price ($)	Approximate Price per MB (¢/MB)
Floppy Disc	Non- optical	1.44 MB	0.22	23.75
USB Drive	Non- optical	2 GB	70 - 140	7-12
Flash Memory	Non- optical	1 GB	76 - 120	7.4-11.7
Hard Disc	Non- optical	200 GB	130	0.06
CD-R	Optical	700 MB	0.18-0.30	0.026-0.043
DVD±R*	Optical	4.7 GB	0.6-0.8	0.012-0.017
HD DVD**	Optical	15-30 GB	10-15	0.05-0.07
Blu-Ray	Optical	25-50 GB	25-30	0.06-0.10

Note: 1GB = 1024 MB

Optical storage media, hard discs, USB drives and flash memory are the most commonly used computer storage media. Hard discs have up to 500GB of capacity, cost around $0.75/GB and are the most economical choice for large storage needs. However the hard disc is less versatile, more fragile and harder to install than optical storage media; it is also bulky and has poor portability.

Both USB drives and flash memory are compact in size, provide great portability and reusability, but are relatively expensive and have limited storage capacity (maximum only 1-2 GB). These devices are mainly used to store computer and music/home video files where portability is required. Floppy disc capacity is too small for multimedia or today’s software files.

For full movies or computer file backups recordable compact discs and DVDRs offer large (from 750MB to 9.4GB) and economical (from $0.18 to $0.80 per disc) storage solutions. Rewritable DVDR discs (“DVD±RW”) are reusable but are more expensive, and therefore less popular, than write-once DVDR discs that we produce.

High Density format and Blu-Ray format DVDRs represent the next generation of optical media. High density optical storage media (HD DVDR/Blu-Ray) utilizes blue lasers, which have shorter wavelengths than the red lasers used for DVDR and enable data storage on polycarbonate discs at higher densities needed for high-definition film and television images. Blue lasers increase the storage capacity per disc from 4.7-8.5GB to 40-50GB. Two incompatible blue laser technologies have been developed, namely HD DVDR and Blu-Ray, led by Toshiba and Sony respectively. Both sides have failed to agree on a unified format that would support a single consumer hardware platform and thereby avoid a rerun of the VHS versus Betamax war that held back the early development of the videocassette industry. The damage of the format war can be reduced with the introduction of “ultra-multi” drives which can read both formats. Blu-Ray and HD DVDR discs have ultra-large capacity and are predicted to be impacting the market in a significant way from late 2006 to 2007.

Competitor Companies

Our competitors are numerous and include companies such as CMC Magnetics, Ritek, NBI and UME Disc Group. Some of our competitors have significantly larger manufacturing market share, but that is not necessarily indicative of greater profitability. We believe that we have achieved optimal capacity and can match the lowest single layer DVDR production costs anywhere in the industry.

Government Regulation and Probability of Affecting Business

The development of our products is generally not subject to government regulation. However, because we market and sell our products in other countries, importation and exportation regulations may impact our activities. A breach of these laws or regulations may result in the imposition of penalties or fines, suspension or revocation of licenses. We are not currently involved in any such judicial or administrative proceedings and believe that we are in compliance with all applicable regulations.

Although it is impossible to predict with certainty the effect that additional importation and exportation requirements and other regulations may have on future earnings and operations, we are presently unaware of any future regulations that may have a material effect on our financial position, but cannot rule out the possibility.

Employees

As of March 23, 2007, we had 166 full-time employees, including management. None of these employees are represented by any collective bargaining agreements. Neither we nor any of the subsidiaries have experienced a work stoppage. Management believes that our relations with our employees are good.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

The limited operating history of Infosmart makes evaluation of our business difficult.

We have limited operating histories. Infosmart was incorporated in the British Virgin Islands on August 23, 2005, and IS Technology was founded in August of 2002. These limited operating histories and the unpredictability of our industry make it difficult for investors to evaluate our business and future operating results. An investor in the Company’s securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

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

We expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to fluctuate include, but are not limited to:

●	price competition;

●	general price increases by suppliers and manufacturers;

●	our ability to maintain and expand our customer relationships;

●	the introduction of new or enhanced products and strategic alliances by us and our competitors;

●	the success of our brand-building and marketing campaigns;

●	consumer acceptance of our products and general shifts in consumer behavior with respect to our industry;

●	our ability to maintain, upgrade and develop our production facilities and infrastructure;

●	technical difficulties and system downtime;

●	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

●	general economic conditions as well as economic conditions specific to our industry; and

●	our ability to attract and retain qualified management and employees.

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

Our growth and operating results could be impaired if we are unable to meet our future capital needs.

We may need to raise additional capital in the future to:

●	fund more rapid expansion;

●	acquire or expand into new facilities;

●	maintain, enhance and further develop our manufacturing systems;

●	develop new product categories or enhanced services;

●	fund acquisitions; or

●	respond to competitive pressures.

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

We depend on the continued services and performance of our senior management and other key personnel, particularly Chung Kwok, our Chief Executive Officer and President, Gavin Wong, our V.P. of Sales and Marketing and Sebastian Tseng, our Regional Director for South America and V.P. of Production and R&D. The loss of any of our executive officers or other key employees could harm our business. Infosmart currently has employment agreements with its key personnel. Further, the Company expects to assume the employment agreements our executive officers currently have with Infosmart that are described in more detail in the section titled “Executive Compensation - Employment Agreements” in this prospectus. Infosmart has a “key person” life insurance policy for Chung Kwok.

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

The use of technologies and intellectual properties for the production of all of our products are derived from one cooperation agreement and the failure to maintain the effectiveness of such agreement could substantially and adversely affect our business.

Our ability to produce our products depends on a cooperation agreement (the “Cooperation Agreement”) with IS Holdings, that has been granted licenses (the “Patent Licenses”) for the use of technologies and intellectual properties necessary for the production of all of our products. Such Cooperation Agreement has currently been extended to December 31, 2008, and can be renewed thereafter. If we are unable to renew this Cooperation Agreement or otherwise lose our rights under the Cooperation Agreement, we could lose our ability to manufacture our products.

The patents required for manufacturing our DVDR products are owned by multiple companies. Our failure to obtain all of the required patents to manufacture our products may interfere with our current or future product development and sales.

We have never conducted a comprehensive patent search relating to the technology we use in our products. The Patent Licenses held by IS Holdings with whom we have a Cooperation Agreement were obtained through a joint patent licensing program (the “DVDR Patent License Program”) that is administered by Koninklijke Philips Electronics, N.V. (“Philips”). Parties acquiring the patent licenses through this DVDR Patent License Program are allowed to use patents owned by companies including Philips, Sony, Pioneer and/or Hewlett Packard (or for which such companies have patent applications pending) that are essential for manufacturing DVDR products. However, there may be other issued or pending patents owned by third parties that are required for manufacturing our products for which IS Holdings does not have a patent license. If so, we could incur substantial costs defending against patent infringement claims or we could even be blocked from selling our products. We cannot determine with certainty whether any other existing third party patents or the issuance of any new third party patents would require us or IS Holdings to alter, or obtain licenses relating to, our processes or products, or implement alternative non-infringing approaches, all at a significant additional cost to the Company. There is no assurance that we or IS Holdings will be able to obtain any such licenses on terms favorable to us, if at all, and obtaining and paying royalties on new licenses might materially increase our costs. Additionally, the fees in respect of existing licenses could increase materially in the future when these licenses are renewed, and such increase may have a significantly and adversely impact our business.

We may be unable to obtain our own Hong Kong business customs license for our manufacturing facilities in Hong Kong

The Hong Kong government requires companies manufacturing DVDRs to obtain a business license for the manufacture of optical Disc/Stampers (the “Hong Kong Business License”) from the Customs and Excise Department of Hong Kong. We currently manufacture our products under Hong Kong Business License held by IS Holdings under the Cooperation Agreement. If we are unable to renew this Cooperation Agreement or otherwise lose our rights under the Cooperation Agreement, there is no guarantee that we will be able to obtain the Hong Kong Business Licenses necessary to operate our manufacturing facilities in Hong Kong.

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

We compete in a highly competitive industry where some of our competitors are larger and have more resources than we do.

We operate in a highly competitive environment. Our competitors are both larger and smaller than we are in terms of resources and market share. The marketplaces in which we operate are generally characterized by rapid technological change, frequent new product introductions and declining prices. In these highly competitive markets, our success will depend to a significant extent on its ability to continue to develop and introduce differentiated and innovative products and customer solutions successfully on a timely basis. The success of our product offerings is dependent on several factors including understanding customer needs, strong digital technology, differentiation from competitive offerings, market acceptance and lower costs. Although we believe that we can take the necessary steps to meet the competitive challenges of these marketplaces, no assurance can be given with regard to our ability to take these steps, the actions of competitors, some of which will have greater resources than us, or the pace of technological changes.

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

If we are unable to compete effectively with existing or new competitors, the loss of our competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share.

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

We operate in a highly competitive, quickly changing environment. We are preparing for high density format DVDR (“HD DVDR”) or Blu-Ray format DVDR production. Thirty two (32) of Infosmart’s forty-nine (49) production lines can be upgraded to HD DVDR production at a time of management’s choosing. However, if the market turns in favor of Blu-Ray, the Company will have to purchase new equipment to produce Blu-Ray DVDR discs, and thus the Company’s business and operating results could be adversely affected. If strong competitors challenge us in Brazil and other key markets, we will need to quickly develop an adequate competitive response. If we fail to accurately anticipate market and technological trends, then our business and operating results could be materially and adversely affected.

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

A significant portion of the revenues will depend on the success of our new venture in Brazil.

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

The owners of the technologies and intellectual property necessary for the production of our products require that we obtain separate Patent Licenses for the use of intellectual property in our new DVDR manufacturing facility in Brazil. We are in the process of obtaining the Patent Licenses for use at the Discobras manufacturing facility and expect that the process will be completed in April 2007. However, if there is a substantial delay in obtaining approval for our use of the Patent Licenses, then we may be unable to manufacture a sufficient amount of our products to fill our sales orders, and this could cause us to lose substantial revenues. Further, in the event we are unable to obtain the Patent Licenses, then we may not be able to manufacture our products in Brazil, thus placing us at risk of losing its significant investment in the Brazilian venture.

Past activities of the Company and its affiliates may lead to future liability for the combined companies.

Prior to the closing of the share exchange transaction in August 2006, the Company engaged in businesses unrelated to that of our current business operations. Any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on the Company.

Risks Relating To Doing Business in Hong Kong and Brazil

Adverse changes in economic and political policies of the People’s Republic of China government could have a material adverse effect on the overall economic growth of Hong Kong, which could adversely affect our business.

Although, as described above, we have a new venture in Brazil, we continue to conduct a substantial portion of our business operations in Hong Kong, a special administrative region in the People’s Republic of China (“PRC”). Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in Hong Kong and the PRC. The PRC’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Hong Kong or China based on United States or other foreign laws against us, our management or the experts named in the prospectus.

We currently conduct a substantial portion of our operations in Hong Kong and a substantial amount of our assets are located in Hong Kong. In addition, all of our senior executive officers reside within Hong Kong. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Hong Kong upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, neither the PRC nor Hong Kong have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

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

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China and Hong Kong reported a number of cases of SARS in April 2003. Any prolonged recurrence of SARS or other adverse public health developments in China or in Hong Kong may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Changes in Hong Kong or Brazil’s political or economic situation could harm our operational results.

In addition to our operations in Hong Kong, we also have our production facility and a sales base in Brazil. Economic reforms adopted by the Chinese or Brazilian governments have had positive effects on the economic development of these countries, but the governments could change these economic reforms or any of the legal systems at any time. This could either benefit or damage the Company’s operations and profitability. Some of the things that could have this effect are:

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

The Brazilian government frequently intervenes in the Brazilian economy and occasionally makes substantial changes in policy, as often occurs in other emerging economies. The Brazilian government’s actions to control inflation and carry out other policies have in the past involved wage and price controls, currency devaluations, capital controls and limits on imports, among other things. Our business, financial condition and results of operations may be adversely affected by factors in Brazil including:

●	Currency volatility;

●	Inflation acceleration;

●	Monetary policy and interest rate increases;

●	Fiscal policy and tax changes;

●	International trade policy including tariff and non-tariff trade barriers;

●	Foreign exchange controls;

●	Energy shortages; and

●	Other political, social and economic developments in or affecting Brazil.

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

Brazil has in the past experienced extremely high rates of inflation, with annual rates of inflation reaching as high as 2,567% in 1993 (as measured by the Índice Geral de Preços do Mercado published by Fundação Getúlio Vargas, or IGP-M Index). More recently, Brazil’s rates of inflation were 10.4% in 2001, 25.3% in 2002, 8.7% in 2003, 12.4% in 2004, 1.2% in 2005 and 3.8% in 2006 (as measured by the IGP-M Index). Inflation, governmental measures to combat inflation and public speculation about possible future actions have in the past had significant negative effects on the Brazilian economy and have contributed to economic uncertainty in Brazil. If Brazil experiences substantial inflation in the future, our costs may increase and our operating and net margins may decrease. Inflationary pressures may also lead to further government intervention in the economy, which could involve the introduction of government policies that may adversely affect the overall performance of the Brazilian economy.

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

Under the State of Bahia’s investment incentive program, our Brazilian subsidiary, Discobras, has been granted a reduction in the Value Added Tax (“VAT”) it is required to pay for products. Discobras pays only 2.28%, as compared to VAT of 12% in Salvador, or 18% in São Paulo. This VAT reduction will be available to us until June 2016. We will also avail ourselves of an incentive program for foreign investment which exempts Discobras from paying Brazil’s ICMS taxes on raw materials it imports for production in Brazil and create substantial tax savings for Cyber. This tax exemption will last through June 2016. In the event that the VAT reduction program is no longer available to us or we are unable to extend the ICMS tax-exemption, our after-tax earnings would decline by the amount of the tax benefits, which may be substantial.

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

We are a public company subject to evolving corporate governance and public disclosure regulations that may result in additional expenses and continuing uncertainty regarding the application of such regulations.

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

Our shares may have limited liquidity.

A substantial portion of our shares of common stock are closely held by certain institutional and insider investors. Consequently, the public float for our shares may be highly limited. As a result, you may encounter difficulty selling large blocks of your shares or obtaining a suitable price at which to sell your shares.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, the stock market in which shares of our common stock will be quoted, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

●	variations in our operating results;

●	announcements of technological innovations, new services or product lines by us or our competitors;

●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

●	changes in operating and stock price performance of other companies in our industry;

●	additions or departures of key personnel; and

●	future sales of our common stock.

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

Our directors and executive officers control approximately 56% of our outstanding shares of stock that are entitled to vote on all corporate actions. Specifically, Chung Kwok, our Chief Executive Officer, President and Director and Po Nei Sze, our Chief Financial Officer, Secretary, Treasurer and Director, control approximately 56% of the outstanding voting. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

A large number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Assuming the full conversion of our Series B Preferred Stock, we will have approximately 160,260,512 shares of common stock outstanding. As restrictions on resale of such additional shares end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

A large number of common shares are issuable upon exercise of outstanding common share warrants and upon conversion of our Series B Preferred Stock. The exercise or conversion of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in the Company as well as the book value of your common shares. The sale of a large amount of common shares received upon exercise of these warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of March 22, 2007, there are outstanding warrants entitling the holders to purchase up to 28,510,346 common shares at an exercise price of $0.326 per share. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the warrants.

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

Other than the dividend payments that are due for the Series B Preferred Stock, we do not anticipate paying any cash dividends.

Other than the dividend payments that are due for the Series B Preferred Stock, we presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

Hong Kong offices and facilities

Our main offices and manufacturing facilities are located in Hong Kong. We currently store and deliver products from our manufacturing facilities located in Chai Wan and Tsuen Wan, New Territories, Hong Kong. We have placed a high priority on operating a safe, clean, and well-maintained distribution facility, which is a key selling point for many of our customers. Our prime location provides excellent proximity for shipping products to a diverse customer base located in all regions of the world.

A summary description of our facilities, including the total approximate square footage of our facilities, is provided in the table below:

Location	Principal Activities	Area (sq. feet)	Lease Expiration Date
Workshops 9 & 10 on 3rd Floor QPL Building, 126-140 Texaco Road, Tsuen Wan, New Territories, Hong Kong	Warehouse	5,400 sq. ft.	Expired in January 31, 2009

4 - 5/F., QPL Industrial Building, 126-140 Texaco Road, Tsuen Wan, New Territories, Hong Kong	Administrative offices, Manufacturing facility	42,000 sq. ft.
Originally expired in January 31, 2007 and March 14, 2007 for 4th and 5th floors respectively and subsequently renewed for further 2 years to January 31, 2009 for both floors (entered by Infoscience Media Limited)

We lease office and factory premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2009. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2006 are as follows:

Year ending December 31
2007	$80,806
2008	32,082
2009	2,674

Rental expense was $169,221 and $518,967 during 2006 and 2005, respectively. We believe that our existing facilities are well maintained and in good operating condition.

Brazil production facility

In the first quarter of 2006, we started the construction of the production facility in Brazil, which was completed in February 2007. In February 2007, we relocated twelve of our existing production lines from Factory 1 to our production facility in Brazil, and we also installed eight new production lines in that facility. Our Brazilian production facility is located in Camaçari, State of Bahia, close to Salvador. The factory is approximately 1,800 sq. meters and can accommodate 26 production lines. All licenses required for the facility have been obtained, an incentive program from the State of Bahia had been approved, and the factory and the warehouse have been leased.

We also use a warehouse and the sales office, which are located in São Paulo and are where most of the current commercial activities are conducted. The warehouse is owned by our local Brazilian partner and we are not obligated to pay rent for using the premises. The warehouse is located at Rua Santa Clara, Brás, while the sales office is located at Rua Alameda Santo, Cerqueria Cesar, both in São Paulo.

A summary description of our facilities in Brazil, including the total approximate square footage of our facilities, is provided in the table below:

Location	Principal Activities	Area (sq. feet)	Lease Expiration Date
Loteamento Poloplast Quadra D lote 5, galpoes C, D, and E, Camacari, State of Bahia, Brazil - BA, CEP 41230-090	Manufacturing facility	20,000 sq. ft.	April 14, 2010, with options for renewal.

Rua Santa Clara, No 272/274, Bras, Sao Paulo, Brazil - SP, CEP 03025-030	Warehouse	15,000 sq. ft.	None.

Alameda Santos, 211 CJ., 401/402, Cerqueira Cesar, Sao Paulo, Brazil - SP, CEP 01419-000	Sales Office	1,400 sq. ft.	November 30, 2008, with options for renewal.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time subject to legal claims and legal proceedings that arise in the ordinary course of its business. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation. Management is not currently aware of any claims and litigation against Infosmart.

In Re: Factory 2-U Stores, Inc. (U.S. Bankruptcy Court, District of Delaware - Adv. Proc. No. 005-30480) On March 7, 2006, a complaint was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from Cyber $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. The Company has defended against the preference claim by asserting that such transfers were made in the ordinary course of business. This bankruptcy proceeding is currently scheduled for trial on May 17, 2007.  The Company plans to defend this claim vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock, having no par value per share, is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "IFSG." The following table sets forth, for each quarter within the last two fiscal years, the reported high and low closing bid quotations for the Company’s common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2006	0.52	0.25
June 30, 2006	1.25	0.30
May 31, 2006	1.25	0.30
February 28, 2006	0.51	0.30

November 30, 2005	0.55	0.25
August 31, 2005	1.45	0.25
May 31, 2005	1.28	1.11
February 28, 2005	1.28	0.94

Note:
Quotations on and prior to July 22, 2005 were adjusted for a 10-for-85 reverse stock split on July 22, 2005. On August 16, 2006, the Company changed its fiscal year end to December 31st and thus the high and low bid quotations for the quarter ended June 30, 2006 is also provided.

We currently have approximately 136,576,336 shares of common stock issued and outstanding, no shares of Series A preferred stock issued and outstanding, and 883,081 shares of Series B preferred stock issued and outstanding.

We also have outstanding warrants that were issued in conjunction the private placement of our Series B Preferred Stock on August 16, 2006. These warrants, if exercised, would permit stockholders to purchase approximately an additional 28,510,345 shares of our common stock.

Assuming conversion of all the preferred stock and exercise of all warrants, we will have approximately 188,770,859 shares of common stock outstanding.

Sales of Unregistered Securities

None.

Holders

We currently have 191 record holders of our common stock and 21 record holders of our Series B preferred stock.

Dividends

We have never paid any dividends on the common stock. We anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock or the preferred stock, other than for our Series B Preferred Stock, in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2006 and 2005 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-KSB. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements”, and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

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

The Company owns all of the capital stock of Infosmart, a holding company incorporated in the British Virgin Islands. Infosmart beneficially owns 100% of the issued and outstanding capital stock of both: (i) Info Smart Technology Limited (“IS Technology”), a company incorporated under the laws of Hong Kong; and (ii) Info Smart International Enterprises Limited (“IS International”), a company incorporated under the laws of Hong Kong. IS Technology owns all of the issued and outstanding capital stock of Infoscience Media Limited (“IS Media”), a company incorporated under the laws of Hong Kong. IS Media owns 99.42% of the issued and outstanding capital stock of Discobras Industria E Comercio de Eletro Eletronica Ltda., a company incorporated under the laws of Brazil (“Discobras”), the remaining 0.58% ownership interest in Discobras is held by our local Brazilian partner. During the year 2006, the Company acquired all the issued and outstanding capital stock of Infoscience Holdings Limited (“IS Holdings”), a company incorporated under the laws of Hong Kong, through IS Media. IS Media has a Cooperation Agreement with IS Holdings wherein it manufactures its DVDRs using certain patent licenses and manufacturing licenses owned by IS Holdings. IS Media acquired IS Holdings to guarantee the continuation of this agreement and obtained the right to use the relevant patent licenses and manufacturing licenses.

In March 2006, IS Media formed Discobras, a Brazilian company, with a local partner, with registered capital of US$8 million for our new Brazilian DVDR production facility. We relocated some of our DVDR manufacturing equipment to Brazil in November 2006 and installed them in January 2007. Trial production in Brazil began in March 2007 and we expect that regular production will commence beginning April 2007. In addition, the owners of the technologies and intellectual property necessary for the production of our products require that we obtain separate Patent Licenses for the use of intellectual property in our new DVDR manufacturing facility in Brazil. We are in the process of obtaining these Patent Licenses and expect that the process will be completed in April 2007.

Share Exchange Transaction

The Company did not become engaged in the DVDR manufacturing business until August of 2006. Before the closing of the share exchange transaction in August 2006, we were a shell company with nominal assets and operations, whose sole business was to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a business combination be negotiated and completed pursuant to which the Company would acquire a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity. We entered in an Exchange Agreement (the “Exchange Agreement”) dated July 7, 2006 and amended on August 14, 2006 with KI Equity Partners II, LLC (“KI Equity”), Infosmart, the owners of 100% of the capital shares of Infosmart, namely Chung Kwok, Po Nei Sze, Prime Corporate Developments Limited (“Prime Corporate”) and Hamptons Investment Group Limited (“Hamptons”) (collectively the “Infosmart Shareholders”), and Worldwide Gateway Co., Ltd. The closing of the Exchange Agreement occurred on August 16, 2006. At the closing of the Exchange Agreement, the Company acquired all of Infosmart’s capital shares (the “Infosmart Shares”) from the Infosmart Shareholders, and the Infosmart Shareholders transferred and contributed all of their Infosmart Shares to the Company. In exchange, the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock to the Infosmart Shareholders. Each share of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 116.721360 shares of the Company's common stock, subject to adjustments. The Series A Preferred Stock were to be immediately and automatically converted into shares of the Company's common stock upon the approval by a majority of the Company's stockholders (voting together on an as-converted-to-common-stock basis) and the filing of a Certificate of Amendment to the Company’s Articles of Incorporation, following the closing of the Exchange Agreement, to increase in the number of authorized shares of the Company's common stock from 40,000,000 shares to 300,000,000 shares and to change of the Company's corporate name to Infosmart Group, Inc.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

Minority Interests

For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties for setting up a subsidiary, Discobrás Indústria E Comércio De Eletro Eletrônica Ltda (“Discobrás”), in Brazil. Discobrás has a social capital of $8,046,281 (equivalent to R$17,385,600) and 99.42% or $8,000,000 (equivalent to R$17,285,600) (“Investment Cost”) of which has been subscribed by the Company. As of December 31, 2006, neither one of the two independent third parties satisfied their required capital contribution by any means. As a result, no minority interests have been recognized in the accompanying financial statements.

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

License usage rights

License usage rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the remaining term of the license obtained by IS Holdings.

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

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the period. The calculation of the weighted average number of shares also includes the number of common stock equivalent of Series A Convertible Preferred Stock (110,236,841) issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock after the balance sheet date.

Diluted earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company’s common stock equivalents at December 31, 2006 include the following:

Convertible redeemable preferred stock Series B	24,459,088
Detachable common stock warrants	28,510,345
Placement agent warrants	2,931,035
55,900,468

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

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not believe the adoption of SFAS No. 155 will have a material impact on the Company's condensed consolidated financial position or results of operations.

In March 2006, FASB released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the Company as of December 31, 2006, the beginning of the Company’s 2007 fiscal year. We do not believe the adoption of SFAS No. 156 will have a material impact on our condensed consolidated financial position or results of operations.

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

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company is currently evaluating the effect, if any, of SAB No. 108 on its financial statements.

RESULTS OF OPERATIONS

Comparison of Two Years Ended December 31, 2006 and 2005.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended December 31
	2006	% of	2005	% of
	Audited	Revenue	Audited	Revenue
NET SALES	$27,102,441	100.00%	$24,577,206	100.00%

COST OF SALES	19,570,525	72.21%	17,911,674	72.88%

GROSS PROFIT	7,531,916	27.79%	6,665,532	27.12%

A ADMINISTRATIVE EXPENSES	1,997,379	7.37%	816,553	3.32%

DEPRECIATION	223,893	0.83%	214,534	0.87%

SESELLING AND DISTRIBUTING COSTS	475,781	1.76%	641,096	2.61%

INCOME FROM OPERATIONS	4,834,863	17.84%	4,993,349	20.32%

PROFESSIONAL EXPENSES RELATED TO RESTRUCTURING AND SHARE EXCHANGE	2,753,390	10.16%	320,892	1.31%

REVERSAL OF COMMISSION PAYABLE	-	0.00%	718,250	2.92%

OTHER INCOME	449,985	1.66%	302,903	1.23%

INTEREST EXPENSES	511,322	1.89%	520,827	2.12%

INCI INCOME BEFORE INCOME TAXES	2,020,136	7.45%	5,172,783	21.05%

INCOME TAXES	955,592	3.53%	958,022	3.90%

NET INCOME	1,064,544	3.93%	4,214,761	17.15%

SESERIES B PREFERRED DIVIDENDS	202,069	0.75%	-	0.00%
SESERIES B PREFERRED DEEMED DIVIDEND	2,297,157	8.48%	-	0.00%

NET (LOSS)/INCOME APPLICABLE TO COMMON SHAREHOLDERS	$(1,434,682)	(5.29)%	$4,214,761	17.15%

Comparison of Two Years Ended December 31, 2006 and 2005

Net Sales. For the year ended December 31, 2006, net sales increased approximately 10.3% from $24,577,206 to $27,102,441 relative to the year ended December 31, 2005. The increase in revenue was mainly due to the effect of new market sales generated in Brazil and a substantial increase in sales in Australia, Asia and North America, but this was partly offset by a substantial decrease in our net sales in Europe. The decrease of net sales in Europe was driven by our policy of geographical diversification and a shift in our Company’s focus from the lower margin market in Europe to other higher margin markets, like Brazil.

Cost of Sales. Cost of sales increased from $17,911,674, or approximately 72.9% of net sales for the year ended December 31, 2005, to $19,570,525, or approximately 72.2% of net sales for the year ended December 31, 2006. The approximately 9.3% increase was primarily attributable to the increase in our volume of sales. The increase in the cost of sales was in line with the increase in our net sales.

Gross Profit. Gross profit increased approximately 13.0% from $6,665,532 for the year ended December 31, 2005 to $7,531,916 for the year ended December 31, 2006. This increase in gross profit was primarily due to the increase in our volume of sales as well as the substantial increase in sales in the higher margin markets, like Brazil. In addition, the slight increase of our gross profit percentage from approximately 27.1% for the year ended December 31, 2005 to approximately 27.8% for the year ended December 31, 2006 was due to the increase in sales in higher margin markets, which was offset by a slight decrease of our sales prices in other markets in 2006.

Selling and Distribution Costs. For the year ended December 31, 2006, selling and distribution costs decreased approximately 25.8% from $641,096 to $475,781 relative to the year ended December 31, 2005. This decrease in selling and distribution costs was mainly due to the change to a more competitive freight forwarder which led to a reduction of our freight expenses for the year ended December 31, 2006. In addition, fewer overseas exhibitions were held as we focused on more effective local exhibitions, and which, in turn, lowered the exhibition expenses we incurred for the year ended December 31, 2006.

Administrative Expenses. Administrative expenses increased approximately 144.6% from $816,553 for the year ended December 31, 2005 to $1,997,379 for the year ended December 31, 2006. This substantial increase in administrative expenses during the year ended December 31, 2006 was mainly because we wrote off leasehold improvements and other fixed assets of approximately $382,000 for the consolidation of our Hong Kong production facilities by shifting capacity from the Chai Wan facility to our Tsuen Wan facility, we had an increase of approximately $455,000 in expenses mainly related to the charges of top management’s remunerations as well as the employment of new administrative personnel, and also due to an increase of approximately $290,000 mainly for various legal and professional fees that were incurred for the provision of supporting services after the share exchange transaction and financing activities.

Professional Expenses Related To Restructuring and Share Exchange. Such professional expenses increased substantially from $320,892 for the year ended December 31, 2005 to $2,753,390 for the year ended December 31, 2006. The increase was mainly due to the completion of the restructuring and share exchange transaction in August 2006. These one-off payments were made to different professional parties who provided services in connection with the restructuring and share exchange transaction during the period. The professional expenses comprised the following items:

Financial Advisory Fees	$1,431,993
Reverse Merger Fees	450,000
Other Professional Parties’ Fees	747,000
Others	124,397
Total	$2,753,390

Net Income. Net income decreased approximately 74.7% from $4,214,761 for the year ended December 31, 2005 to $1,064,544 for the year ended December 31, 2006. Further, the net income margin was 3.9% and 17.1% in the same comparable periods in 2006 and 2005, respectively. This decrease in net income was due primarily to the professional expenses related to our restructuring and the share exchange transaction of approximately $2.8 million for the year ended December 31, 2006 as well as the reallocation of certain manufacturing equipment from Hong Kong to Brazil in November 2006 which reduced approximately 35% of our production capacity during the last two months of the year. Excluding the effect of the professional expenses related to the restructuring and share exchange transaction, the decrease of adjusted net income from $4,535,653 for the year ended December 31, 2005 to $3,817,934 for the year ended December 31, 2006 would represent a decrease of only approximately 15.8%. This decrease was mainly due to the reversal of commission payable of $718,250 that occurred during the year ended December 31, 2005. Our Company and our customers agreed to cancel potential sales rebates worth $718,250, which had been accrued but not paid in prior years. Excluding the reversal of the commission payable of $718,250 in 2005, the final adjusted net income for the year ended December 31, 2005 would have been $3,817,403. In this regard, the adjusted net income for the year ended December 31, 2006 was slightly higher than last year.

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

New Markets:

South America and Brazil

As expected, sales in South America grew significantly in the year 2006 and we anticipate that sales will continue to grow in this region in the near future.

Our Company’s latest developments in connection with Brazil are discussed in the section above entitled “Overview.” For other South American countries, we will select strong distribution partners, conduct more marketing activities and exhibitions, and pre-position inventory in bonded warehouses in the region to ensure prompt delivery of our products.

Brazil will remain our main focus in 2007. In addition to attending certain IT exhibition in Brazil for the year 2006, we will attend local computer games exhibitions and the main tradeshow for supermarket and chain store buyers in 2007. Our sales team will continue to locate distributors and strategic channel partners for specific territorial submarkets in Brazil.

We plan to launch our own brand “Hontek”, “Laser Line” as well as “TOP COMP” recordable optical media products in the Brazilian retail market in 2007, with sales to supermarkets and chain stores such as Bompreco (a Wal-Mart subsidiary). Management expects that sales directly to retailers will generate higher profit margins than sales to local wholesalers, and has earmarked a $400,000 budget for this marketing effort over the next 12 months.

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

Next Generation HD DVDR

We are investing approximately $1,200,000 over the next 12 months on pre-production activities for HD DVDR production, including dye and stamper testing, mould modification and process fine-tuning. In order to position the Company to be one of the first companies to have the capabilities to mass-produce HD DVDRs to coincide with the early growth phase of the product life cycle, we have worked closely with dye and stamper developers in Taiwan and will be conducting pre-production testing to prepare for HD DVDR production. However, if Blu-Ray format DVDRs become the dominant format, we would need to purchase totally new equipment for Blu-Ray DVDR production. Although we are getting ready to produce HD DVDRs, we will still work closely with distributors to monitor the market demand and we will continue to keep in touch with Blu-Ray technology providers for more technical information, so that we would be ready to move straight into Blu-Ray DVDR production in the event that such market needs arise.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2006

Net cash flow provided by operating activities was $4,679,397 for the year ended December 31, 2006 and $2,269,328 for the year ended December 31, 2005. The substantial increase in our net cash flow provided by operating activities for the year ended December 31, 2006 was mainly due to the increase of our trade payables and the improvement of our inventory turnover ratios from 31.1 days in 2005 to 23.5 days in 2006 which generated more cash flow.

Net cash flow used in investing activities was $8,654,722 and $1,454,531 for the years ended December 31, 2006 and 2005, respectively. Uses of cash flow for investing activities mainly related to the capital expenditures for the acquisition of plant and equipment as well as for the construction of our production facilities in Brazil.

Net cash flow provided by financing activities was $4,027,732 for the year ended December 31, 2006. Compared with net cash flow used in financing activities of $756,134 for the year ended December 31, 2005, the substantial increase in our net cash flow was mainly due to the inflow of net proceeds of approximately $6.4 million from the financing that we completed in August 2006, with $400,000 being retained with the Escrow Account initially for comprehensive investor relations, public relations and after market support. As of December 31, 2006, a balance of $281,114 was retained with the Escrow Account.

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

The following tables summarize our contractual obligations as of December 31, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$6,398	$3,504	$2,894	$—	$—
Other Indebtedness	6,024	4,140	1,738	146	—
Operating Leases	386	165	197	24	—
Purchase Obligations	419	419	—	—	—
Total Contractual Obligations:	$13,227	$8,228	$4,829	$170	$—

Bank indebtedness consists of secured and unsecured borrowings from our banking facilities arrangements including letters of credit, bank overdrafts, and non-recurring bank loans.

Other indebtedness consists of loans and debt financing from independent third parties for working capital and the acquisition of DVDR production lines and equipment.

Operating leases amounts include a lease for factory premises under non-cancelable operating lease agreement that expires in year 2010, with an option to renew the lease. The lease is on a fixed repayment basis. The lease does not include contingent rentals.

Purchase obligations consist of a contract with an engineer in Hong Kong to set up the foundation for the factory in Brazil.

Off-balance Sheet Arrangements

A bank guarantee was given by a bank to an electric utility company on Infosmart’s behalf. This guarantee exempted Infosmart from the obligation of paying a deposit required by the electric utility company. This off-balance sheet arrangement has no effect on the Infosmart’s liquidity, capital resources, market risk support or credit risk support, other than allowing Infosmart to retain approximately $297,000 deposit that would have been required by the utility company. Infosmart is not aware of any events, demands, commitments, trends or uncertainties that will result in of reasonably likely result in the termination of this arrangement.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. As of December 31, 2006, we had approximately $206,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. The majority of our revenues derived are in US dollars and the majority of our expenses and liabilities incurred are in Hong Kong dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in both currencies. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the year ended December 31, 2006 was not material to us.

Inflation. We believe that inflation has not had a material effect on our operations to date.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company informed Corbin & Company, LLP ("Corbin"), its independent registered public accounting firm, that the Company dismissed Corbin and engaged a new independent registered public accounting firm. The new independent registered public accounting firm is PKF Hong Kong (“PKF”). Pursuant to Item 304(a) Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, the Company reported the following:

(a)	(i)	The Company dismissed Corbin as its independent registered public accounting firm effective on August 22, 2006.

(ii)
During the period August 25, 2005 (inception) to May 31, 2006, the Company’s financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph indicating substantial doubt about the Company’s ability to continue as a going concern in the audit report for the period August 25, 2005 (inception) to May 31, 2006.

(iii)	The dismissal of Corbin and engagement of PKF was approved by the Corporation's Board of Directors.

(iv)
The Company and Corbin did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the period from August 25, 2005 (inception) to May 31, 2006 and subsequent interim period from May 31, 2006 through the date of dismissal.

(v)	During the Company's fiscal year ended May 31, 2006, prior to the dismissal of Corbin, the Company did not experience any reportable events.

(b)	On August 16, 2006, the Company engaged PKF of Hong Kong, to be the Company's independent registered public accounting firm.

(i)
Prior to engaging PKF, the Company had not consulted PKF regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or a reportable event, nor did the Company consult with PKF regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

(ii)	The Company did not have any disagreements with Corbin and therefore did not discuss any past disagreements with Corbin.

(c)
The Company provided a copy of the Form 8-K Current Report announcing the change in certifying accountants to Corbin prior to filing it with the SEC on August 24, 2006 and requested Corbin to furnish it with a letter addressed to the SEC stating whether it agrees with the statements made by the Registrant regarding Corbin. A copy of Corbin's letter to the SEC dated August 22, 2006 was filed as Exhibit 16.1 to that Form 8-K Current Report.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer (“CEO”), President, and Chief Financial Officer (“CFO”) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President, and CFO believe:

(i)
that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION

On December 1, 2006, Infoscience Media Limited (“IS Media”), our wholly owned subsidiary, entered into a Sale and Purchase Agreement (the “Agreement”) with New Passion Investments Limited (“New Passion”) whereby IS Media purchased all of the shares of InfoScience Holdings Limited (“IS Holdings”) for HK$1.00. IS Media has a Cooperation Agreement with IS Holdings wherein they agreed to combine operationally their production facilities so that both IS Media and IS Holdings can produce DVDRs at their combined facilities using certain intellectual properties for the production of DVDRs for which IS Holdings holds patent licenses for use from the DVDR developer and also a right to manufacture DVDRs under a government manufacturing license held by IS Holdings.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE    EXCHANGE ACT

As of March 30, 2006, the directors and executive officers of the Company, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Chung Kwok	39	Chief Executive Officer, President and Director	8/16/06
Po Nei Sze	34	Chief Financial Officer, Treasurer, Secretary and Director	8/16/06
Chang Chung Yuen, Andrew (“Andrew Chang”)	37	Chairman of the Board of Directors	8/16/06
Godwin Wong	56	Director	8/16/06
Parker Seto	39	Director	3/16/07
Simon Lee	38	Director	3/16/07

Business Experience Descriptions

Chung Kwok - Chief Executive Officer, President and Director. Chung Kwok, the Company’s Chief Executive Officer, President and Director has over twelve years experience in the optical storage media industry. In 1993, Mr. Kwok began his international sales career with a subsidiary of Sonopress AG, one of the world’s top three pre-recorded CD/DVD manufacturers, and gained significant experience of the dynamics of storage media markets around the world. In 1997, Mr. Kwok co-founded Mega Winner (HK), Ltd. (“Mega Winner”), a leading CD manufacturer, before spotting the DVDR market opportunity and co-founding Infosmart in 2002. He served as Chairman of the Hong Kong Optical Disc Manufacturing and Technology Association from 2000 to 2002. He received his Bachelor of Mathematics degree from the Chinese University of Hong Kong.

Po Nei Sze - Chief Financial Officer, Treasurer, Secretary and Director. Po Nei Sze is the Company’s Chief Financial Officer, Treasurer, Secretary and Director. Ms. Sze co-founded Infosmart in 2002 and oversees its finance, human resources, accounting, purchasing and shipping departments. Before joining Infosmart, she worked with Wing Shing Cassette Manufacturing Co. Ltd. Between 1996 and 1998 and witnessed the evolution of media production from cassette to VCD to DVDR. She established her own company, Mega Century, with her spouse in 1998 to produce VCDs. Ms. Sze’s relationship with and ownership in Mega Century were completely terminated in February 2005. Ms. Sze received her degree in Business Administration from the British Columbian Institute of Technology in Canada. Ms. Sze is the wife of Mr. Wong Hiu Ming (“Tony Wong”), who is a non-executive member of the Board of Directors of Prime, Infosmart, IS International, Is Technology and IS Media.

Andrew Chang - Chairman of the Board of Directors. Andrew Chang, Chairman of the Board of Directors, is a seasoned entrepreneur. In 1995, he founded Hung Tat International (HK) Ltd. (“Hung Tat”), a telecommunications devices manufacturing business, which today employs 1,400 workers and has revenues of $15 million. Hung Tat exports most of its output to the U.S. and its major customers include Family Dollar, Best Buy, Circuit City, Southern Telecom and jWIN Electronics. Mr. Chang holds a Master of Economics degrees from the University of Macquaire, Australia and a Bachelor of Commerce degree majoring in accounting from the University of New South Wales, Australia. Mr. Chang is the cousin of Mr. Tony Wong, one of Infosmart’s non-executive directors.

Godwin Wong - Director. Godwin Wong is a Director of the Company and has been on the faculty of the Haas School of Business at the University of California, Berkeley for twenty years. Dr. Wong was raised in Hong Kong and was educated in the U.S. with a Ph.D. from Harvard University, a Master’s degree from University of California, Los Angeles and a baccalaureate from the University of Wisconsin. Dr. Wong serves on the Board of Directors of the United Commercial Bank, other NASDAQ companies and certain technology ventures in the San Francisco area and overseas, and previously for other California financial institutions. He has been advisor/consultant and specialist/strategist to various organizations, corporations, government agencies and business enterprises in the U.S., Canada, Europe and Asia. Dr. Wong has been appointed Chief Expert Advisor for the City Government of Beijing HaiDian, where the Silicon Valley of China, Zhong Guan Cun, is located. He also serves as director to one of the top ten software companies in Shanghai. He has assisted companies in the negotiation of business transactions, technology transfer, and mergers and acquisitions. Representing various investment groups, Mr. Wong has run his own San Francisco management companies in real estate, consulting and investment management with over thirty-five employees. He speaks, reads and writes fluent Chinese in four dialects.

Parker Seto - Director. Parker Seto graduated from the Chinese University of Hong Kong in Professional Accountancy stream with a Bachelor of Business Administration (Honour) in 1990. He is a Member of the American Institute of Certified Public Accountants, Fellow Member of the Association of Chartered Certified Accountants in United Kingdom and member of the Hong Kong Institute of Certified Public Accountants. He has extensive experience in initial public offerings and auditing public companies and provides financial advisory services. Parker is the Managing Director of WestPark Capital, Inc., a U.S. investment banking firm and he has been invited to be the advisor of several mid-sized businesses in Hong Kong and Mainland China for general business management consultation.

Simon Lee - Director. Simon Lee graduated from the Chinese University of Hong Kong in 1990 with major in Physics. Since then, Lee has been working in the commercial sector and has extensive experience in corporate financial and business management. Lee gained a Master of Business Administration from the Chinese University of Hong Kong specializing in accounting and finance stream in [Year]. He is a Fellow Member of the Association of Chartered Association Accountants of the United Kingdom and a member of the Hong Kong Institute of Certified Public Accountants. He has been an instructor in the School of Accountancy at the Chinese University of Hong Kong and is currently a Lecturer in the School of Accountancy and Law at the Faculty of Business of the Hong Kong Baptist University. Simon is also a Research Fellow of the Corporate Governance and Financial Policy Centre of Hong Kong Baptist University. He has been regularly invited by multinational companies to give training to professionals in the banking and personal financial management sector.

Family Relationships

          There are no family relationships among the directors and executive officers.

Involvement in Certain Legal Proceedings

None of the directors or executive officers has, during the past five years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Mr. Chung Kwok is a twenty-five percent (25%) shareholder and director of Mega Winner, a corporation incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China, which is currently subject to a bankruptcy lawsuit filed against it by Media Lab Ltd., an Australian company, in Hong Kong’s High Court on February 11, 2004. The court has ruled for Mega Winner to be wind-up (Companies Winding-up No. 1360 of 2003). A Liquidator was appointed on March 1, 2004 to wind-up Mega Winner.

Compliance with Section 16(a) of the Exchange Act

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2006, beneficial owners complied with Section 16(a) filing requirements applicable to them, except: Andrew Chang, Chung Kwok, Po Nei Sze, and Prime Corporate Developments Ltd. filed their initial statements of beneficial ownership two days late; Chung Kwok, Po Nei Sze and Prime Corporate Developments Ltd. filed Form 4’s on November 2, 2006 reflecting the automatic conversion of their Series A Preferred shares into common stock that occurred on October 17, 2006 and certain gift transfers of Series A Preferred shares that occurred on October 11, 2006; Sau Wan Lui filed a Form 3 on November 2, 2006 representing the acquisition of shares pursuant to certain gift transfers of Series A Preferred shares on October 11, 2006, and a Form 4 on November 2, 2006 reflecting the automatic conversion of the Series A Preferred shares into common stock; and Andrew Chang did not file a Form 4 reflecting certain gift transfers of Series A Preferred shares on October 11, 2006 and the automatic conversion of the Series A Preferred shares into common stock on October 17, 2006. In addition, Godwin Wong did not file an initial statement of beneficial ownership.

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

The Company has not adopted a formal code of ethics because all of its executive officers are also directors, who are already subject to ethical and fiduciary standards imposed by law. However, the Company intends to develop a formal code of ethics that will apply to all of its employees (including its executive officers). Upon completion, the Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company, c/o Investor Relations, 5th Floor, QPL Industrial Building, 126-140 Texaco Road, Tsuen Wan, Hong Kong.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Audit Committee We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors. We do not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC, the Company’s board of directors is deemed to be its audit committee. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. In addition, two directors qualify as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Accordingly, the board of directors believes that each of its members has sufficient knowledge and the experience necessary to fulfill the duties and obligations that an audit committee would have. Our board of directors intends, however, to appoint an audit committee in the near future.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2006. The following table summarizes all compensation for fiscal year 2006 received by our Chief Executive Officer, and the Company’s two most highly compensated executive officers who earned more than $100,000 in fiscal year 2006.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Chung Kwok, Chief Executive Officer and President	2006	$70,913	—	—	—	—	—	—	$70,913

Kevin R. Keating, former President, Secretary and Treasurer	2006	—	—	—	—	—	—	—	—

Pauline Sze, CFO, Treasurer, Secretary and Director	2006	$85,063	—	—	—	—	—	—	$85,063

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2006.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andrew Chang Chairman of Infosmart	$38,580	—	—	—	—	—	$38,580

Godwin Wong, Director	$17,500	—	—	—	—	—	$17,500

There were no stock or option awards issued to any directors and outstanding as of December 31, 2006.

Employment and Director Agreements

Infosmart entered into a Letter of Appointment agreement with Mr. Chung Kwok on June 1, 2006. Effective June 1, 2006, Mr. Kwok was appointed Chief Executive Officer and Director of Infosmart and his base monthly salary is HK$60,000 per month or approximately US$7,772 per month. Such salary is subject to an annual review by the Board of Directors (“Board”) at a time determined by the Board. Under the terms of the agreement, Mr. Kwok is also entitled to receive reimbursements for all reasonable business, office personnel, company-related entertainment and travel expenses that he incurs or he pays for on behalf of Infosmart.

Infosmart entered into a Letter of Appointment agreement with Mr. Andrew Chang on July 1, 2006. Effective July 1, 2006, Mr. Chang was appointed Chairman and Director of Infosmart and his base monthly salary is HK$50,000 per month or approximately US$6,435 per month. Such salary is subject to an annual review by the Board of Directors (“Board”) at a time determined by the Board. Under the terms of the agreement, Mr. Chang is also entitled to receive reimbursements for all reasonable business, office personnel, company-related entertainment and travel expenses that he incurs or he pays for on behalf of Infosmart.

Infosmart entered into a Letter of Appointment agreement with Ms. Po Nei Sze on June 1, 2006. Effective June 1, 2006, Ms. Sze was appointed Chief Financial Officer and Director of Infosmart and her base monthly salary is HK$50,000 per month or approximately US$6,435 per month. Such salary is subject to an annual review by the Board of Directors (“Board”) at a time determined by the Board. Under the terms of the agreement, Ms. Sze is also entitled to receive reimbursements for all reasonable business, office personnel, company-related entertainment and travel expenses that she incurs or she pays for on behalf of Infosmart.

All of the above-described Letters of Appointment agreements state the officer and/or directors employment may be terminated immediately, without Company prior notice or payment in lieu of notice if at any time the officer and or director (1) becomes physically or mentally disabled whether totally or partially so that he is substantially unable to perform his duties for a period of or for 30 days in the aggregate in any period of six consecutive months, (2) is convicted of a criminal offense, except one which in the reasonable of the Board does not affect his position with Infosmart at the time of such conviction, (3) commits repeated or continued (after warning) any persistent or material breach of the employment agreement; (4) is guilty of willful neglect in discharging his duties or commits any grave misconduct which in the absolute opinion of the Board tends to bring himself or Infosmart into disrepute; or (5) commits an act of bankruptcy or compounded with his creditors generally or is guilty of conduct which would make his continued appointment prejudicial to the interests of Infosmart. Further, the agreements provide for employee insurance, mandatory provident fund benefits and, after completion of the three-month probation period, medical insurance. These agreements also contain restrictive covenants preventing competition with Infosmart during their employment and for a period of 12 months after termination, and also covenants preventing the use of confidential business information, except in connection with the performance of their duties for Infosmart, during or at any time after termination of their employment.

Long-Term Incentive Plan Awards

We do not currently have any long term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plan

We do not currently have any equity compensation plans or arrangements.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 22, 2007 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws.

		Amount and Nature
		of Beneficial		Percent
Title of Class	Name and Address of Beneficial Owner (1)	Ownership (2)		of Class (2)
Common	Chung Kwok (7)	17,625,392	(2)	11.0%
Common	Po Nei Sze (7)	62,370,292	(3)	38.9%
Common	Andrew Chang	9,483,727		5.9%
Common	Godwin Wong	0		0%
Common	Parker Seto	0		0%
Common	Simon Lee	0		0%
Common	Prime Corporate Developments Limited (7)	62,370,292	(4)	38.9%
Common	Lui Sau Wan (7)	20,757,376	(6)	13.0%
Common	KI Equity Partners II, LLC (7) c/o Timothy J. Keating, Manager 5251 DTC Parkway, Suite 1090 Greenwood Village, Colorado 80111	8,604,160	(5)	5.4%
	All officers and directors as a group (6 persons)	89,479,411		55.8%

(1)	Unless otherwise indicated, the address of the beneficial owner will be c/o Infosmart Group Limited, 5th Floor, QPL Industrial Building, 126-140 Texaco Road, Tsuen Wan, Hong Kong.

(2)
The amount of beneficial ownership assumes the conversion of all 883,081.429 shares of Series B Preferred Stock outstanding as of March 22, 2007, in which each share of Series B Preferred Stock is converted into 26.819924 shares of the Company’s common stock (23,684,176 shares of common stock on an as-converted basis), and thus the percentage of common stock beneficially owned is based on a total of 160,260,512 shares of the Company’s common stock outstanding as of March 22, 2007. Figures may vary slightly due to rounding.

(3)	Ms. Po Nei Sze is the sole owner of Prime Corporate and exercises sole voting and investment control over such shares.

(4)	Ms. Po Nei Sze is the sole owner of Prime Corporate and exercises sole voting and investment control over the shares owned by Prime Corporate.

(5)	Timothy J. Keating is the manager of KI Equity and exercises sole voting and investment control over such shares.

(6)	Ms. Lui Sau Wan’s address is No. 188, Victoria Road, Hong Kong.

(7)
These individuals or entities entered into a shareholder voting agreement (the “Voting Agreement”) to vote their shares in favor of changing the Company’s name and also increasing the authorized shares of the Company’s common stock from 40,000,000 to 300,000,000 shares. Pursuant to the Voting Agreement, these parties also agreed (a) that they will take all such actions so that the number of the Company’s directors shall be seven, (b) to vote in favor of the election of the six director designees by Infosmart (which currently includes Po Nei Sze, Chung Kwok, Andrew Chang, Parker Seto and Simon Lee and will also include one other independent director to be designated by Infosmart) and KI Equity’s one director designee, Godwin Wong, to the Board of Directors of the Company (collectively the “Director Designees”) as set forth in the Voting Agreement, and (c) that they will not vote (or cause a vote) for the removal of the Director Designees from the Board of Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

PRIOR TO MERGER WITH INFOSMART GROUP LIMITED

The Company had a revolving $500,000 line of credit with Frank Yuan and his spouse, Vicky Yuan. The line of credit bears interest at 8% per annum and was to expire on February 2006. The line of credit has been terminated and the Company’s obligations thereunder were assumed by ASAP Show, Inc.

Pursuant to a Stock Option Assumption Agreement entered into between the Company and Frank Yuan as of May 31, 2005 (“Option Assumption Agreement”), Frank Yuan, the former CEO of the Company agreed to assume all obligations of the Company with respect to options to purchase 36,025 shares of the Company’s common stock held by certain employees and consultants. In connection with the Option Assumption Agreement, Yuan delivered a certificate representing 36,025 shares of the Company’s common stock, which shares may be cancelled to the extent Yuan fails to deliver shares to such holders upon exercise.

A certain Amended and Restated Securities Purchase Agreement (“SPA”) by and among KI Equity, the Company and Frank Yuan dated August 25, 2005, pursuant to Section 7.2 thereof, Frank Yuan has agreed to indemnify KI Equity and the Company for certain claims and liabilities arising prior to the closing of the Amended SPA for a limited time.

A certain Transfer and Assumption Agreement dated May 31, 2005 (“Assumption Agreement”) by and among the Company, Frank Yuan and ASAP Show, Inc. (“ASAP”), a then wholly owned subsidiary of the Company, under which the Company transferred all of its Assets (as defined therein) to ASAP and ASAP assumed all of the Company’s liabilities (“Assumed Liabilities”). Under Section 5 of the Assumption Agreement, ASAP and Frank Yuan agreed to indemnify the Company for any claims and liabilities relating to the Assumed Liabilities. Further, pursuant to Section 3 of the Assumption Agreement, an indemnity reserve for $50,000 (“Indemnity Escrow”) was established to satisfy any claims that may arise for indemnity under the Amended SPA or the Assumption Agreement. The Company has retained the Indemnity Escrow beyond the six month period after the closing of the Amended SPA pending the resolution of the Preference Action discussed below.

On March 7, 2006, a complaint was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. (“Preference Action”). The complaint seeks to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor’s bankruptcy petition. The Company intends to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses. The Company filed its answer to the compliant on or about April 20, 2006. To the extent the Company incurs any losses, costs or damages with respect to the preference claim, including attorneys’ fees and related costs, the Company believes it may recover such losses, costs and damages from Frank Yuan and ASAP pursuant to the indemnification provisions under the Assumption Agreement and/or Amended SPA. The Company has informed Frank Yuan and ASAP that it intends to seek indemnification from them with respect to the preference claim. Further, the Company has informed Frank Yuan and ASAP that the $50,000 reserve originally due to be paid March 30, 2006 under the terms of the Assumption Agreement will be retained by the Company until this preference claim is resolved to satisfy any potential indemnity claims.

Effective October 5, 2005, the Company entered into a contract with Vero Management, L.L.C. (“Vero”) for managerial and administrative services, which contract was amended effective November 1, 2005. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, a former officer and director of the Company, is the manager of Vero. The term of the contract was for one year, but the contract may be terminated at any time. In consideration of the services provided, Vero was paid $2,500 for each month in which services are rendered. The Company's contract with Vero was terminated effective at the closing of the Exchange Agreement.

Kevin R. Keating was the sole officer and a director of the Company prior to the closing of the Exchange Agreement. Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, (which was the majority stockholder of the Company prior to the closing of the Exchange transaction), Keating Securities, LLC, the registered broker-dealer affiliate of Keating Investments, LLC, and KAMS. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KI Equity, KAMS or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company’s common stock owned by KI Equity. Similarly, Keating Investments, LLC, KI Equity, KAMS and Keating Securities, LLC disclaim any beneficial interest in the shares of the Company’s common stock currently owned by Kevin R. Keating. Kevin R. Keating is also the manager and sole member of Vero Management, LLC, which had a management agreement with the Company that terminated effective as of the closing of the Exchange Agreement.

Margie L. Blackwell, Luca Toscani and Jeff L. Andrews were directors of the Company prior to the closing of the Exchange Agreement. Margie L. Blackwell and Luca Toscani are each members of Keating Investments, LLC, and Jeff L. Andrews is a Vice President of Keating Investments, LLC.

At the closing of the Exchange Agreement, pursuant to the terms of the Exchange Agreement, the Company entered into financial advisory agreement with Keating Securities, LLC (“Keating Securities”), a registered broker-dealer, under which Keating Securities was compensated by the Company for its advisory services rendered to the Company in connection with the Exchange. Prior to the exchange, the Company was a public shell company. The transaction advisory fee of $450,000 was paid to Keating Securities at the closing of the Exchange Agreement.

Keating Securities and Axiom Capital Management, Inc. (“Placement Agents”) acted as placement agents in connection with the private placement that closed in August of 2006 in which we sold the Series B Preferred Stock and common stock purchase warrants. For their services, the Placement Agents received a commission equal to 8% of the gross proceeds from the offering and a non-accountable expense allowance equal to 2% of the gross proceeds. In addition, the Placement Agents received, for nominal consideration, warrants to purchase 10% of the total number of shares of common stock into which the Series B Preferred Stock issued in the private placement may be converted, with an exercise price of $0.326 per share. The warrants are fully vested and have a term of five years. The Placement Agent warrants will have registration rights similar to the registration rights afforded to the holders of Series B Preferred Stock and Warrants. A total of 2,931,035 warrant shares were granted to the Placement Agents, of which 1,658,045 were transferred to Keating Securities’ agents and employees.

At the closing of the Exchange Agreement, the Company also entered into an aftermarket support agreement between the Company and Keating Aftermarket Support, LLC (“KAMS”), with such terms and conditions as mutually acceptable to Infosmart, the Company and KAMS. Pursuant to this agreement, the parties agreed that: (i) KAMS shall provide after market support services to the Company for a period of one year after the Closing of the Combination with the monthly retainer to be paid to KAMS for such services being $12,500, (ii) the Company shall engage a qualified research firm approved by KAMS to issue an independent research report and provide research coverage on the Company following the Closing, with the Company being responsible for paying an estimated total cost of $35,000 for an initial independent research report and three subsequent quarterly reports thereafter, and (iii) the Company agreed to allocate a $400,000 annual budget for third party aftermarket support and investor relations services for the one year period after closing of the Exchange Agreement.

AFTER MERGER WITH INFOSMART GROUP LIMITED

The related transactions of our predecessor’s officers, directors and/or 5% Infosmart shareholders are as follows:

Advances from Related Parties

Advances from certain related parties to Infosmart’s working capital are as follows:

	As of December 31,
	2006	2005
Eternal Scene	$514,401	$-

Prime Corporate	927,991	2,217,054

	$1,442,392	$2,217,054

Advances from Prime Corporate are interest-free, unsecured and the related party has undertaken not to demand repayment in the next twelve months. Of the amount included in the amount due to Eternal Scene, only $384,560 is interest-bearing at a monthly rate of 2% and the remaining balance is interest-free. The whole amount is unsecured and repayable on demand. As of December 31, 2005, the amounts originally due to Tony Wong, Eternal Scene and Po Nei Sze, which amounted to $3,870, $129,000 and $1,707,348, respectively, were assigned to Prime Corporate pursuant to consent letters dated the same date.

Related Party Material Transactions

Infosmart’s material transactions with related parties during the years ended December 31, 2006 and 2005 included:

	Year ended December 31,
	2006	2005
Sales of raw materials to Mega Century at costs actual incurred	$-	$29,197
Purchases of finished goods from Mega Century at market prices	-	24,677
Factory rentals received from Mega Century at market rental rates	-	2,572

Mega Century Limited, a Hong Kong company (“Mega Century”), is a company formerly controlled by Ms. Po Nei Sze. However, only the transactions with Mega Century up to February 7, 2005 are regarded as related party transactions as management believes that Mega Century was no longer a related party following the transfer of entire interest in Mega Century by Ms. Sze and her family members to independent third parties.

Infosmart Reorganization Related Transactions

On October 20, 2005, Infosmart and its subsidiaries (including IS Technology, IS International and IS Media) reorganized their corporate structure (the “Infosmart Reorganization”).

Immediately before the Infosmart Reorganization, the 20,000 fully-paid issued and outstanding shares of IS Technology were held as follows: (a) 14,255 shares held by Eternal Scene International Limited (“Eternal Scene”) (an entity controlled by Infosmart Director and Company CFO and director Po Nei Sze (“Ms. Sze”)); (b) 4,245 shares held by Infosmart and Company CEO and Director Mr. Chung Kwok (“Mr. Kwok”) and (c) 1,500 shares held in trust by Ms. Li Woon Che (“Ms. Li”) for the benefit of Ms. Lui Sau Wan (“Ms. Lui”), representing approximately 71.3%, 21.2% and 7.5% of the entire issued common stock of IS Technology, respectively. On October 19, 2005, IS Technology increased its authorized share capital to 5,000,000 shares.

In connection with the Infosmart Reorganization, on October 20, 2005, Prime Corporate Developments Limited (“Prime Corporate”), a company solely owned and controlled by Ms. Sze, converted $617,287 (equivalent to HK$4,800,000) in outstanding loans to IS Technology into 4,800,000 shares of IS Technology’s voting common stock, par value $0.13 (equivalent to HK$1) per share. Prime Corporate then directed IS Technology to issue 4,799,999 IS Technology shares to Infosmart and one (1) IS Technology share to be held in trust by Mr. Wong Hiu Ming (“Tony Wong”) for the benefit of Prime Corporate, the husband of Ms. Sze, instead of issuing such shares to Prime Corporate.

Further, following the conversion, Infosmart also acquired the remaining 20,000 outstanding and issued shares of IS Technology stock as follows:

1.	Infosmart acquired the 14,255 IS Technology shares previously held by Eternal Scene in exchange for a cash payment of HK$14,255 or approximately US$1,827.

2.
Mr. Kwok agreed to transfer his 4,245 IS Technology shares to Infosmart in exchange for an issuance to him by Infosmart of 43 shares of Infosmart stock. After transferring his 4,245 IS Technology shares to Infosmart, Mr. Kwok then assigned his right to receive the 43 Infosmart shares to Prime Fortune Enterprises Limited (“Prime”). All of the 1,000 fully-paid issued and outstanding shares of Prime's stock are held as follows: 713 shares by Prime Corporate, 212 shares by Mr. Kwok, and 75 shares by Ms. Lui.

3.
Ms. Li, who held the 1,500 IS Technology shares in trust for the benefit of Ms. Lui, agreed to transfer 1,500 IS Technology shares in exchange for an issuance to her by Infosmart of 15 shares of Infosmart stock. After transferring the 1,500 IS Technology shares to Infosmart, Ms. Li then waived her right to receive the 15 Infosmart shares.

Immediately before the Infosmart Reorganization, the 200 fully-paid issued shares of IS International were held as follows: (a) 161 shares by Prime Corporate Developments Limited (“Prime Corporate”), an entity controlled by Ms. Sze, Prime Corporate’s sole shareholder; (b) 24 shares by Rise Tech Holdings Limited (“Rise Tech”); and (c) 15 shares held in trust by Ms. Li for the benefit of Ms. Lui, representing 80.5%, 12.0% and 7.5% of the entire issued common stock of IS International. Infosmart acquired all 200 issued and outstanding shares of IS Technology stock as follows:

1.
Prime Corporate agreed to transfer its 161 IS International shares to Infosmart in exchange for an issuance to Prime Corporate by Infosmart of 161 shares of Infosmart stock to Prime Corporate (including an issuance of one (1) share to Tony Wong, to hold in trust for the benefit of Prime Corporate). After transferring its 161 IS Technology shares to Infosmart, Prime Corporate then assigned its right to receive the 161 Infosmart shares to Prime.

2.
Rise Tech agreed to transfer its 24 IS International shares to Infosmart in exchange for an issuance to Rise Tech by Infosmart of 24 shares of Infosmart stock. After transferring its 24 IS Technology shares to Infosmart, Rise Tech then waived its right to receive the 24 Infosmart shares.

3.
Ms. Li, who held the 15 IS International shares in trust for the benefit of Ms. Lui, agreed to transfer 15 IS International shares in exchange for an issuance to Ms. Li by Infosmart of 15 shares of Infosmart stock. After transferring the 15 IS Technology shares to Infosmart, Ms. Li then assigned her right to receive the 15 Infosmart shares to Prime.

Thus, after the Infosmart Reorganization, Infosmart beneficially owned all 4,820,000 shares of issued and outstanding shares IS Technology stock, and all 200 shares of issued and outstanding shares IS International stock. IS Technology owns all of the issued and outstanding shares of IS Media’s stock.

Further, as described above, the following persons assigned the rights to receive a total of 219 Infosmart shares to Prime, as follows: (1) Mr. Kwok, 43 shares; (2) Ms. Li, 15 shares; and (3) Prime Corporate, 161 shares. Rather than being issued the 219 Infosmart shares, Prime agreed to waive its rights to all 219 Infosmart shares in exchange for the issuance of one (1) share of Infosmart stock, which was the only issued and outstanding share of Infosmart stock. Thus, following the Infosmart Reorganization, Prime became the owner of 100% of the voting power in Infosmart.

Infosmart Re-structuring Related Transactions

In August 2006, and immediately prior to the closing of Exchange Agreement, the board of directors of both Prime and Infosmart decided to re-structure certain shareholdings in Infosmart, so that after the re-structuring, Prime would no longer own 100% of Infosmart’s issued capital shares and so that Prime Corporate, Mr. Chung Kwok (“Mr. Kwok”) and Ms. Lui Sau Wan (“Ms. Lui”) would replace Prime as the direct owners of 100% of the issued capital shares and equity ownership of Infosmart (the “Re-structuring”).

Prior to the Re-structuring, Prime owned 100% of the issued capital shares of Infosmart, which consisted of one (1) issued capital share, and Prime’s issued capital shares were owned as follows: 713 shares held by Prime Corporate, 212 shares held by Mr. Kwok, and 75 shares held by Ms. Lui. On August 11, 2006, and in connection with the Re-structuring, Prime’s board of directors approved resolutions for Prime to transfer the one (1) issued capital share of Infosmart owned by Prime to Prime shareholder Mr. Kwok in exchange for a cash payment of $1.00 (the “Prime Transfer”), and that pursuant to such resolutions, Prime transferred the one Infosmart share to Mr. Kwok on August 11, 2006 in exchange for the $1.00 cash payment.

Further, on August 11, 2006 and concurrent with the Prime Transfer, Infosmart’s Board approved resolutions for the issuance of 999 new shares in Infosmart to Prime Corporate Developments Limited (“Prime Corporate”), Mr. Kwok and Ms. Lui, as follows: 713 shares to Prime Corporate, 211 shares to Mr. Kwok, and 75 shares to Ms. Lui, in exchange for a cash payment by Prime Corporate, Mr. Kwok and Ms. Lui of $1.00 per Infosmart share that each receives (the “Infosmart Share Issuance”) or an aggregate total payment of $999 for such shares, and that on August 11, 2006, Infosmart issued the 999 Infosmart shares, in amounts as described above, to Prime Corporate, Mr. Kwok and Ms. Lui, in exchange, received the $999 cash payment, pursuant to such resolutions.

As a result of and immediately after the Prime Transfer and the Infosmart Share Issuance, Prime Corporate, Mr. Kwok and Ms. Lui became the owners of 100% of the issued capital shares of Infosmart, with each of them owning the same number of Infosmart shares as the number of Prime shares that each currently owns.

Other Related Transactions

For the period December 31, 2005 through the closing of the Exchange Agreement on August 16, 2006, Prime Corporate Developments Limited, and Infosmart and the Company shareholder and a related entity solely owned by the Company’s CFO and Director Ms. Po Nei Sze, has loaned approximately $384,615 to Infosmart in connection with the construction of the Discobras manufacturing facility in Brazil.

Pursuant to the Exchange Agreement, as amended on August 16, 2006, immediately prior to the Closing of the Exchange, Infosmart issued 58.82 shares of the its capital stock to Hamptons Investment Group, Ltd. ("Hamptons") (which will convert into approximately 6,484,519 of the Company’s common stock upon Mandatory Conversion of the 55,556 shares Series A Preferred Stock Hamptons received in connection with the Exchange transaction) for services provided as a finder in connection with the Exchange transaction.

Other than the above transactions or otherwise set forth in any reports filed by the Company with the SEC, the Company and its subsidiaries have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of its common stock, or family members of such persons. The Company is not a subsidiary of any company.

Director Independence

Three of our directors -- Mr. Godwin Wong, Mr. Parker Seto and Mr. Simon Lee -- are independent directors as that term is defined under NASDAQ Rule 4200(a)(15).

ITEM 13. EXHIBITS

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

2.6	Amended and Restated Guarantee and Assumption Agreement by and among Cyber, IS International, IS Technology and IS Media dated August 16, 2006 (7)

2.7	Voting Agreement by and among the Infosmart Stockholders and KI Equity dated August 16, 2006 (7)

2.8	Escrow Agreement by and among Cyber, KI Equity, Infosmart, the Infosmart Stockholders and Richardson, as escrow agent, dated August 16, 2006 (7)

2.9	Financial Advisory Agreement by an among Keating Securities LLC and Cyber Merchants Exchange Inc. dated August 16, 2006 (7)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series A Convertible Preferred Stock

3.4	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series B Convertible Preferred Stock

4.1	Lock-Up Agreement (2)

4.2	Specimen Stock Certificate for Shares of Common Stock of the Company (4)

10.1	Lease of registrant's facilities dated January 29, 2004 (3)

10.2	Lease of registrant's facilities dated March 22, 2006 (3)

10.3	Lease of registrant's facilities dated September 16, 2003 (3)

10.4	Lease of registrant's facilities dated July 25, 2003 (3)

10.5	Lease of registrant's facilities dated September 30, 2003 (3)

10.6	Placement Agent Agreement dated July 7, 2006 between the Registrant, Securities, LLC and Axiom Capital Management, Inc. * (7)

10.7	Form of Subscription Agreement between the Registrant and the Investor to be identified therein (7)

10.8	Registration Rights Agreement (7)

10.9	Form of Common Stock Purchase Warrant (7)

10.10	Assignment and Assumption of Placement Agreement by an among Infosmart, Cyber, Keating Securities, LLC and Axiom Capital Management, Inc. dated August 16, 2006 (7)

10.11	Appointment Letter Agreement by and among Po Nei Sze and Infosmart Group Limited dated June 1, 2006 (7)

10.12	Appointment Letter Agreement by and among Andrew Chang and Infosmart Group Limited dated July 1, 2006 (7)

10.13	Appointment Letter Agreement by and among Chung Kwok (aka Andy Kwok) and Infosmart Group Limited dated July 1, 2006 (7)

10.14	Cooperation Agreement by and among Infoscience Media Ltd. and Infoscience Holdings Ltd. dated December 1, 2005 (7)

10.15	Cooperation Agreement by and among Info Smart Technology Limited. and Mega Century Limited dated January 1, 2006 (7)

10.16	Amendment Agreement by and among Info smart Technology Limited, Info Smart International Enterprises Limited, and Mega Century Ltd. dated January 1, 2006 (7)

10.17	Banking Facilities Letter Agreement by and between Infoscience Media Limited and Hang Seng Bank Limited dated September 15, 2005 (7)

10.18	General Banking Facilities Agreement by and between Info Smart Technology Ltd. and Chiyu Banking Corporation Limited dated November 28, 2003 (7)

10.19	Contract for two Automatic Dual Track DVDR Manufacturing Systems "Streamline II DVDR" between Infoscience Media Ltd. and ACME Cassette Manufacturing Limited dated September 15, 2004 (7)

10.20	Sale and Purchase Agreement between Infoscience Media Limited and New Passion Investments Limited dated December 1, 2006 (9)

24.1	Power of Attorney (3)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (9)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (9)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (9)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (9)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2006	December 31, 2005
(i) Audit Fees	$111,138	$59,600
(ii) Audit Related Fees	5,791	559
(iii) Tax Fees	15,258	14,988
(iv) All Other Fees	—	—

Total fees	$132,187	$75,147

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSMART GROUP, INC.
Dated: April 2, 2007	By:	/s/ CHUNG KWOK
Chung Kwok, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated.

Name	Position	Date
/s/ CHUNG KWOK Chung Kwok	Director	April 2, 2007

/s/ PO NEI SZE Po Nei Sze	Director	April 2, 2007

/s/ PARKER SETO Parker Seto	Director	April 2, 2007

/s/ SIMON LEE Simon Lee	Director	April 2, 2007

/s/ ANDREW CHANG Andrew Chang	Chairman of Board of Directors	April 2, 2007

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infosmart Group Inc.
(formerly Cyber Merchants Exchange Inc.)

We have audited the accompanying consolidated balance sheets of Infosmart Group Inc. (the “Company”) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
March 23, 2007

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

	Year ended December 31
	2006	2005

Net sales	$27,102,441	$24,577,206

Cost of sales	(19,570,525)	(17,911,674)

Gross profit	7,531,916	6,665,532

Administrative expenses	(1,997,379)	(816,553)

Depreciation - note 15	(223,893)	(214,534)

Selling and distributing costs	(475,781)	(641,096)

Income from operations	4,834,863	4,993,349

Professional expenses related to Restructuring
and Share Exchange - note 8	(2,753,390)	(320,892)

Reversal of commission payable - note 9	-	718,250

Other income - note 10	449,985	302,903

Interest expenses	(511,322)	(520,827)

Income before income taxes	2,020,136	5,172,783

Income taxes - note 11	(955,592)	(958,022)

Net income	1,064,544	4,214,761

Series B preferred dividends	(202,069)	-
Series B preferred deemed dividend - note 22	(2,297,157)	-

	(2,499,226)	-
Net (loss) income applicable to common
shareholders	$(1,434,682)	$4,214,761

(Loss) earnings per share
- basic and dilutive - note 12	$(0.01)	$0.04

Weighted average shares outstanding
- basic and dilutive - note 12	119,188,957	110,236,841

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECMEBER 31, 2006 AND 2005
(Stated in US Dollars)

	As of December 31
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$206,258	$154,368
Restricted cash - notes 5 and 17(b)	552,193	263,085
Trade receivables, net of allowance of doubtful debts of $nil in 2006 in 2006 and 2005	6,171,366	3,252,678
Prepaid expenses and other receivables - note 13	269,477	1,478,343
Inventories, net - note 14	1,058,039	1,427,790

Total current assets	8,257,333	6,576,264
Deferred tax assets - note 11	459,823	45,724
Plant and equipment, net - note 15	33,911,540	18,298,753
Intangible assets - note 7	2,092,809	-

TOTAL ASSETS	$44,721,505	$24,920,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$2,926,078	$1,800,984
Other payables and accrued liabilities - note 16	8,756,675	1,102,953
Income tax payable	363,645	-
Current portion of bank borrowings - note 17	3,503,654	4,461,840
Current obligations under capital leases - note 18	-	52,692
Current portion of other loans - note 19	1,268,044	1,996,614

Total current liabilities	16,818,096	9,415,083
Non-current portion of bank borrowings - note 17	2,893,927	-
Non-current portion of other loans - note 19	1,884,202	1,750,131
Advance from a related party - note 20	927,991	2,217,054
Deferred tax liabilities - note 11	3,001,360	2,497,054

TOTAL LIABILITIES	$25,525,576	$15,879,322

COMMITMENTS AND CONTINGENCIES - note 21

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
CONSOLIDATED BALANCE SHEETS (cont’d)
AS OF DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

	As of December 31
	2006	2005

Series B Redeemable Convertible Preferred Stock: No par value - note 22
Authorized 1,800,000 shares; Issued and outstanding 911,974.54
shares	$2,581,926	$-
STOCKHOLDERS’ EQUITY
Common stock: No par value
Authorized: 2006 - 300,000,000 shares and 2005 - 40,000,000
shares; Issued and outstanding: 2006 - 135,801,426.44 shares
and 2005 - 10,119,040 shares	1,520,901	1
Preferred stock: No par value - note 22
Authorized 7,000,000 shares; Issued and outstanding: 2006 and
2005 - nil share	-	-
Series A Convertible Preferred Stock: No par value - note 22
Authorized 1,200,000 shares; Issued and outstanding
2006 and 2005 - nil share	-	-
Additional paid-in-capital - note 22	8,118,664	619,877
Accumulated other comprehensive income	19,237	31,658
Retained earnings	6,955,201	8,389,883

TOTAL STOCKHOLDERS’ EQUITY	16,614,003	9,041,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,721,505	$24,920,741

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

	Year ended December 31
	2006	2005
Cash flows from operating activities
Net income	$1,064,544	$4,214,761
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation	1,820,529	1,695,697
Deferred income taxes	577,767	958,022
Loss on disposal of property, plant and equipment	381,498	-
Professional expenses related to Restructuring and Share
Exchange	2,628,993	-
Changes in operating assets and liabilities:
Trade receivables	(2,882,093)	(1,378,159)
Prepaid expenses and other receivables	167,669	(1,684,202)
Inventories	365,608	289,229
Trade payables	1,071,828	(2,163,581)
Income tax payable	363,928	-
Advance from a related party	(1,287,409)	(32,846)
Other payables and accrued liabilities	406,535	370,407

Net cash flows provided by operating activities	4,679,397	2,269,328

Cash flows from investing activities
Acquisition of plant and equipment	(8,686,331)	(1,454,531)
Cash acquired on the acquisition of subsidiaries - notes 6 and 7	31,609	-

Net cash flows (used in) investing activities	(8,654,722)	(1,454,531)

Cash flows from financing activities
Dividend paid	(202,069)	(1,501,167)
Proceeds from new bank loans	618,240	3,475,726
Proceeds from other loans	128,600	1,286,000
Repayment of non-recurring bank loans	(3,705,482)	(2,939,563)
Net advancement of other bank borrowings	1,766,999	623,956
Repayment of other loans	(674,436)	(111,770)
Increase in restricted cash	(289,930)	(129,097)
(Decrease) increase in bank overdrafts	(258,420)	232,822
Proceeds from issuance of Infosmart common stock	999	-
Proceeds from the exercise of detachable common stock warrants	260,800	-
Proceeds from the issuance of Series B preferred stock
and detachable common stock warrants	7,650,000	-
Preferred stock issuance costs and recapitalization costs	(1,215,000)	-
Repayment of obligations under capital leases	(52,569)	(1,693,041)

Net cash flows provided by (used in) financing activities	4,027,732	(756,134)

Effect of foreign currency translation on cash and cash equivalents	(517)	479

Net increase in cash and cash equivalents	51,890	59,142
Cash and cash equivalents, beginning of period	154,368	95,226

Cash and cash equivalents, end of period	206,258	$154,368

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

	Year ended December 31
	2006	2005

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$511,309	$454,901
Income taxes	13,897	-

Noncash investing and financing activities:
Current account with IHL offsetting for the acquisition of property,
plant and equipment	$5,611,063	$-
Other payables for the acquisition of property, plant and equipment	2,871,667	-
Capitalization of advances from spouse of Ms. Sze	-	617,287
Conversion of Series A shares to common stock	-	-
Conversion of Series B shares to common stock	512,101	-
Issuance of Placement Agent warrants	644,800	-
Series B Preferred deemed dividend	2,297,157	-
Value of exchange transaction and financing services rendered in
exchange for shares of common stock	747,000	-
Value of exchange transaction and financing services rendered in
exchange of Series A shares	1,431,993	-

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(Stated in US Dollars)						Accumulated
			Series A Preferred		Additional	other
	Common stock		stock		Paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	Income/(loss)	earnings	Total

Balance, January 1, 2005	10,119,040	$1	-	$-	$619,877	$3,630	$5,676,289	$6,299,797
Comprehensive income
Net income	-	-	-	-	-	-	4,214,761	4,214,761
Foreign currency translation adjustments	-	-	-	-	-	28,028	-	28,028
Total comprehensive income								4,242,789
Dividend	-	-	-	-	-	-	(1,501,167)	(1,501,167)

Balance, December 31, 2005	10,119,040	1	-	-	619,877	31,658	8,389,883	9,041,419
Issuance of common stock - note 22	-	999	-	-	-	-	-	999
Issuance of Series A shares - note 22	-	-	944,445	-	(21,336)	-	-	(21,336)
Issuance of common stock - notes 8 and 22	3,309,770	747,000	-	-	-	-	-	747,000
Issuance of Series A shares - notes 8 and 22	-	-	55,555	-	1,431,993	-	-	1,431,993
Conversion of Series A shares - note 22	116,721,360	-	(1,000,000)	-	-	-	-	-
Issuance of Series B shares with
detachable Warrants - note 22	-	-	-	-	5,443,330	-	-	5,443,330
Series B preferred deemed
- dividend - note 22	-	-	-	-	-	-	(2,297,157)	(2,297,157)
Conversion of Series B shares - note 22	4,851,256	512,101	-	-	-	-	-	512,101
Exercise of warrants - note 22	800,000	260,800	-	-	-	-	-	260,800
Issuance of Placement Agent
Warrants - note 22	-	-	-	-	644,800	-	-	644,800
Comprehensive income
Net income	-	-	-	-	-	-	1,064,544	1,064,544
Foreign currency translation adjustments	-	-	-	-	-	(12,421)	-	(12,421)
Total comprehensive income								1,052,123
Series B preferred dividend	-	-	-	-	-	-	(202,069)	(202,069)

Balance, December 31, 2006	135,801,426	$1,520,901	-	$-	$8,118,664	$19,237	$6,955,201	$16,614,003

See notes to consolidated financial statements

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)
1.	Change of company name and financial year date

Effect from October 12, 2006, the company changed its name from Cyber Merchants Exchange Inc. to Infosmart Group Inc. (the “Company”).

On August 16, 2006, the Company’s Board of Directors approved a change of fiscal year end date from May 31 to December 31, with all the required filings submitted to the United States Securities and Exchange Commission.

2.	Corporation information and reorganization

The Company was incorporated in the State of California and the Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Recapitalization

The Company entered into an Exchange Agreement dated July 7, 2006 and amended on August 14, 2006 (the “Exchange Agreement”) with KI Equity Partners II, LLC (“KI Equity”), Infosmart Group Limited (“Infosmart”), the owners of 100% of the capital shares of Infosmart, namely Chung Kwok, Po Nei Sze (“Ms. Sze”), Prime Corporate Developments Limited (“Prime Corporate”) (collectively the “Original Infosmart Shareholders”) and Hamptons Investment Group Limited (“HIG”) (collectively the “Infosmart Shareholders”), and Worldwide Gateway Co., Ltd. The closing of the Exchange Agreement occurred on August 16, 2006.

At the closing of the Exchange Agreement, the Company acquired all of Infosmart’s capital shares (the “Infosmart Shares”) from the Infosmart Shareholders, and the Infosmart Shareholders transferred and contributed all of their Infosmart Shares to the Company. In exchange, the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock (note 22) to the Infosmart Shareholders. Each share of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 116.72136 shares of the Company's common stock, subject to adjustments. On October 12, 2006, the Series A Preferred Stock automatically converted into shares of the Company's common stock upon the filing and acceptance of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of California pursuant to the approval by a majority of the Company's stockholders (voting together on an as-converted-to-common-stock basis), following the closing of the Exchange Agreement, an increase in the number of authorized shares of the Company's common stock from 40,000,000 shares to 300,000,000 shares and a change of the Company's corporate name to Infosmart Group Inc..

As a result of the closing of the Exchange Agreement, Infosmart became the wholly owned subsidiary of the Company and became the Company’s main operational business. The Exchange transaction, for accounting and financial reporting purposes, is deemed to be a reverse takeover transaction (“RTO”).

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Infosmart become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 944,444.45 shares of the Company’s Series A Preferred Stock (which is convertible into 110,236,841 common stocks) outstanding prior to the RTO are accounted for at $(21,336) of net book value of deficit at the time of the RTO (note 6). The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the transaction occurred as of the beginning of the first period presented.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

2.	Corporation information and reorganization (cont’d)

Restructuring

For the purpose of RTO, the companies comprising Infosmart group underwent the restructuring on October 20, 2005 (the “Re-structuring”). Infosmart acquired all of the outstanding and issued shares of common stock of its subsidiaries (including Info Smart Technology Limited (“ISTL”), Info Smart International Enterprises Limited (“ISIEL”) and Infoscience Media Limited (“IML”)) from their then existing stockholders (the “Former Infosmart Stockholders”) in consideration for the issuance of 1 share of $1 each of the Company’s voting common stock, representing 100% of the voting power in Infosmart, at the direction of the Former Infosmart Stockholders, to Prime Fortune Enterprises Limited (“Prime”).

Prime’s issued and outstanding ordinary shares were owned as follows: 713 shares held by Prime Corporate, 212 shares held by Chung Kwok, and 75 shares held by Sau Wan Lui. On August 11, 2006, at the request of the new investors of Series B Redeemable Convertible Preferred Stock and in connection with the RTO, Prime’s Board of Directors approved resolutions for Prime to transfer the one (1) issued and outstanding ordinary share of Infosmart owned by Prime to Prime shareholder, Chung Kwok, in exchange for a cash payment of $1.00 (the “Prime Transfer”), and that pursuant to such resolutions, Prime transferred the one Infosmart share to Chung Kwok on August 11, 2006 in exchange for the $1.00 cash payment.

Further, on August 11, 2006 and concurrent with the Prime Transfer, Infosmart’s Board approved resolutions for the issuance of 999 new shares in Infosmart to Prime Corporate, Chung Kwok and Sau Wan Lui, as follows: 713 shares to Prime Corporate, 211 shares to Chung Kwok, and 75 shares to Sau Wan Lui, in exchange for a cash payment by Prime Corporate, Chung Kwok and Sau Wan Lui of $1.00 per Infosmart share that each receives (the “Infosmart Share Issuance”) or an aggregate total payment of $999 for such shares, and that on August 11, 2006, the Company issued the 999 Infosmart shares, in amounts as described above, to Prime Corporate, Chung Kwok and Sau Wan Lui and, in exchange, received the $999 cash payment, pursuant to such resolutions.

3.	Description of business

The Company, through its wholly owned subsidiary, Infosmart, is engaged in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”), an optical digital disc used for storing data and interactive sequences as well as audio and video files, under the two cooperation agreements as detailed below. Due to customers demand, in the third quarter of 2006, the Company also commenced the manufacture of recordable compact discs (“CDR”).

The key raw materials for the production of the Company’s products are PC resin and silver granule. PC resin is mainly used in the molding of DVDR and CDR discs. Silver granule is mainly used in coating the DVDR and CDR discs.

The Company’s main suppliers are located in Hong Kong while the Company’s customers are located in both Hong Kong and overseas including Australia, Europe and South America. The Company’s major customers include distributors and retail traders. The Company currently manufactures and ships the products from Hong Kong where the Company operates a state of the art DVDR and CDR manufacturing facilities.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

3.	Description of business (cont’d)

For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties for setting up a subsidiary, Discobrás Indústria E Comércio De Eletro Eletrônica Ltda (“Discobrás”), in Brazil for the new DVDR production facility. The Company was constructing a DVDR production facility in Brazil. The Company relocated some of its DVDR manufacturing equipment from Hong Kong to Brazil. The subsidiary had obtained all required government licenses and all other documents and approvals necessary to operate a DVDR production facility in Brazil. Production in Brazil is expected to start in April 2007.

In order to produce DVDR Discs ("the Products"), the manufacturers need to obtain two licenses:

(1)    license agreement granted from DVDR developer (intellectual property owner) to produce the Products (the “License Agreement”); and

(2)	The license for the manufacture of optical discs issued by the Customs and Excise Department of Hong Kong (the "Manufacturing License").

The applications for the License Agreement and the Manufacturing License are relatively complex and time-consuming. In order to obtain the Manufacturing License, the Company has to submit an application form with all necessary supporting documents to the Optical Disc License Division of the Customs and Excise Department, the production has to be halted for about a month for the Customs and Excise Department to arrange an appointment for the inspection of manufacturing premises and the Company will be informed of the result within 14 working days. The license is valid on the date of payment for a period of 3 years.

Due to historical association with Mega Century Limited (“Mega Century”), a company formerly controlled by Ms. Sze and her family members up till February 7,2005 when the entire equity interest of Mega Century owned by them was transferred to an independent third party, the Company has entered into cooperation agreements with Mega Century and a third party respectively for the production of the Products instead of halting production for a month during the application period for the licenses. With the relocation of certain production lines from Hong Kong to Brazil and the relocation of Hong Kong production facility from Chai Wan to Tsuen Wan in 2006, there will be a month's period for the Customs and Excise Department to inspect the new production facility in Tsuen Wan.

During the years, the Company operated under two cooperation agreements. The first corporation agreement (“Agreement 1”) was entered into on December 1, 2002 between ISTL and Mega Century. The second cooperation agreement (“Agreement 2”) was entered into between IML and an independent third party, Infoscience Holdings Limited (“IHL”) on December 1, 2004. IHL became the wholly-owned subsidiary of the Company with effect from December 1, 2006 (note 7).

Agreement 1

Mega Century is engaged in the business of producing the Products. Mega Century has been granted the License Agreement by DVDR developer to use certain intellectual properties owned by DVDR developer in order to produce the Products. Mega Century is also the holder of the Manufacturing License for the manufacture of optical Disc/Stampers issued by the Customs and Excise Department of Hong Kong. Pursuant to the Agreement 1, during the period from December 1, 2002 to December 31, 2005 (“First Cooperation Period”), Mega Century agrees to share technical know-how with ISTL and ISTL agrees to provide the production facilities, human and other resources (“Combined Facilities”) to produce the Products.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

3.	Description of business (cont’d)

In accordance with Agreement 1, ISTL is required to purchase from Mega Century at least $1,200,000 worth of Products, cumulatively (the “Minimum Sales”) during the First Cooperation Period. In respect of the Minimum Sales, Mega Century would purchase the necessary raw materials from ISTL at cost (“Production Cost”) incurred by ISTL and Mega Century shall use the Combined Facilities to manufacture the Products and sell to ISTL at the market price for the Products at the time of sale.

For Products manufactured at the Combined Facilities, Mega Century is responsible for paying all the relevant licensee fees and ISTL is responsible for all the recurrent costs and expenses incurred.

Agreement 1 further provides that the legal title and full beneficial ownership of the first 6,500,000 units of the Products (the “Minimum Quantity”) produced at the Combined Facilities within each whole month during the First Cooperation Period shall belong to ISTL and in this connection ISTL shall have the right to sell the Minimum Quantity to the third party buyers and/or to Mega Century.

For all Products manufactured in excess of the Minimum Quantity, the direct production cost is wholly borne by ISTL and the gross profit is shared between Mega Century and ISTL in the proportion of 30% and 70% respectively.

On January 1, 2004, Mega Century, ISTL and ISIEL entered into an agreement amending Agreement 1 whereby ISIEL agreed to be an additional party to Agreement 1 and to undertake ISTL’s rights and obligations with ISTL jointly and severally.

During 2006 and 2005, the production volume at the Combined Facilities was within the Minimum Quantity under Agreement 1. As a result, the Products wholly belonged to the Company in accordance to Agreement 1. Related party sales and purchases are detailed in note 24.

Up to December 31, 2004, the Company fulfilled the Minimum Sales as required by Agreement 1 and, as a result, there was no purchase commitments regarding such Minimum Sales requirement.

An extension agreement was signed on January 1, 2006 for the extension of the First Cooperation Period to December 31, 2006 with a renewal option.

The renewal option for Agreement 1 has not been exercised due to the suspension of production by ISTL and ISIEL during the year. The suspension of production was mainly due to the relocation of certain production lines of ISTL and ISIEL to Brazil and the remaining productions lines being transferred to IML to support the production by IML.

Agreement 2

With respect to Agreement 2, IHL also obtained the relevant License Agreement and Manufacturing License, whereby each of IHL and IML agrees that during the period from December 1, 2004 to December 31, 2005 (the “Second Cooperation Period”) to combine operationally their production facilities and resources to produce the Products similar to the arrangement set forth in Agreement 1.

For the Products manufactured at the combined facilities, IHL is responsible for paying all the relevant licensee fees and IML is responsible for all the recurrent costs and expenses incurred.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

3.	Description of business (cont’d)

Agreement 2 provides that the legal title and full beneficial ownership of the first 5,000,000 units of the Products (the “Second Minimum Quantity”) produced by the combined production facilities within each whole month during the Second Cooperation Period shall belong to IML and in this connection IML shall have the right to sell the Second Minimum Quantity to third party buyers and/or to IHL. For those quantities in excess of the Second Minimum Quantity, they shall belong to IHL.

An agreement was signed on December 1, 2005 to extend the Second Cooperation Period to December 31, 2006 with a renewal option. An extension agreement was signed on November 29, 2006 to further extend the Second Cooperation Period until December 31, 2008 under the same terms and conditions of the extension agreement signed on December 1, 2005.

4.	Continuance of operations

These financial statements have been prepared on a going concern basis. Due to the fact that the Company is engaged in a capital intensive industry, the Company’s working capital (deficit) as of December 31, 2006 was $(8,560,763). Its ability to continue as a going concern is dependent upon the ability of the Company to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company plans to satisfy its capital needs through revenue generated from its business and financing transactions through the sale of equity and/or debt securities.

Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through debt financing from the banks, trade creditors and investors with extended credit terms. Further, one of the stockholders of the Company has undertaken to financially support the Company in the course of its operation as necessary. In 2007, the Company commenced trial operations in Brazil and the management of the Company believes that the resulting new markets will generate significant opportunities in South America with growth in both revenues and profits and will enhance the cash flow position of the Company.

5.	Summary of significant accounting policies

Basis of presentation and consolidation

On August 16, 2006, the RTO were completed. Accordingly, accounting for recapitalization is adopted for the preparation of consolidated financial statements. This means that the consolidated financial statements are issued under the name of the legal parent, the Company, but a continuation of consolidated financial statements of Infosmart.

The comparative figures represent the financial position of Infosmart and the results of their operations and their cash flows.

On October 20, 2005, the Restructuring was completed and accordingly, accounting for recapitalization is adopted for the preparation of the comparative figures of the consolidated financial statements. It means that the consolidated financial statements for the year ended December 31, 2005 are issued under the name of the legal parent, Infosmart, but includes the combined financial statements of ISTL and ISIEL.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

5.	Summary of significant accounting policies (cont’d)

The consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries included in the consolidated financial statements are Infosmart, ISIEL, ISTL, IML, IHL and Discobrás. All significant inter-company accounts and transactions have been eliminated in consolidation.

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

Minority Interests

For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties for setting up a subsidiary, Discobrás Indústria E Comércio De Eletro Eletrônica Ltda (“Discobrás”), in Brazil. Discobrás has a social capital of $8,046,281 (equivalent to R$17,385,600) and 99.42% or $8,000,000 (equivalent to R$17,285,600) (“Investment Cost”) of which has been subscribed by the Company. As of December 31, 2006, neither one of the two independent third parties satisfied their required capital contribution by any means. As a result, no minority interests have been recognized in the accompanying financial statements.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation of useful lives of property, plant and equipment. Actual results could differ from those estimates.

License usage rights

License usage rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the remaining term of the license obtained by IHL (note 7).

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

5.	Summary of significant accounting policies (cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade receivables. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. The Company conducts periodic reviews of the client’s financial conditions and payment practices. Further, the Company will maintain an allowance for doubtful accounts based on the management’s expectations on actual losses possibly incurred. Other than set forth below, no customers represented 10% or more of the Company’s net sales.

At December 31, 2006 and 2005, customers representing 10% or more of the Company’s net sales and their related trade receivables are:

Net sales	Year ended December 31
	2006	2005

Laser Corporation	$5,539,155	$1,841,053
AgroDigital	3,443,350	-
ENet	3,763,194	17,164,213

	$12,745,699	$19,005,266

Trade receivables	As of December 31
	2006	2005

Laser Corporation	$1,450,249	$-
AgroDigital	3,312,563	-
ENet	-	1,610,075

	$4,762,812	$1,610,075

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

Advertising and transportation expenses

Advertising, transportation and other product-related costs are charged to expenses as incurred.

Advertising expenses amounted to $45,463 and $101,590 during 2006 and 2005 respectively and are included in selling and distributing costs.

Transportation expenses amounted to $352,203 and $447,894 during 2006 and 2005 respectively and are included in selling and distributing costs.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

5.	Summary of significant accounting policies (cont’d)

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Dividends

Dividends are recorded in the Company’s financial statements in the period in which they are declared.

The Series B Convertible Preferred Stock carries dividends at 8% per annum payable quarter in cash in US Dollars.

Comprehensive income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

Foreign currency translation

The functional currency of the Company is Hong Kong dollars (“HK$”). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

The exchange rates in effect at December 31, 2006 and 2005 were HK$1 for $0.1286 and $0.1290 respectively. The average exchange rates for 2006 and 2005 were HK$1 for $ 0.1287 and $0.1286 respectively. There is no significant fluctuation in exchange rate for the conversion of HK$ to US dollars after the balance sheet date.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

5.	Summary of significant accounting policies (cont’d)

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

The Company is exposed to certain foreign currency risk from export sales transactions and recognized trade receivables as they will affect the future operating results of the Company. The Company did not have any hedging activities during the reporting period. As the functional currency of the Company is HK$, the exchange difference on translation to US dollars for reporting purpose is taken to other comprehensive income.

Stock-based payment

The Company adopted the SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period.

Basic and diluted earnings (loss) per share

The Company reports basic earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the year.

Diluted earning (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the year (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the year.

The weighted average number of shares outstanding for 2005 represents the number of common stock equivalent of Series A Convertible Preferred Stock (110,236,841)(note 2) issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock.

The Company’s common stock equivalents at December 31, 2006 include the following:

Convertible redeemable preferred stock Series B	24,459,088
Detachable common stock warrants	28,510,345
Placement agent warrants	2,931,035

55,900,468

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

5.	Summary of significant accounting policies (cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

Restricted cash

Deposits in an Escrow accounts and deposits in banks for securities of bank overdrafts facilities that are restricted in use are classified as restricted cash under current assets.

Trade receivables

Trade receivables are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. The Company extends unsecured credit to customers in the normal course of business and believes all trade receivables in excess of the allowances for doubtful receivables to be fully collectible. Full allowances for doubtful receivables are made when the receivables are overdue for 1 year and an allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of receivables. Bad debts are written off when identified. The Company does not accrue interest on trade accounts receivable.

Inventories

Inventories are valued at the lower of cost or market value with cost determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to managements projected demand requirements, market conditions and product life cycle changes. During the reporting years, the Company did not make any allowance for slow-moving or defective inventories.

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

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives. The principal annual rates are as follows:

Production lines and equipment	10% with 30% residual value
Leasehold improvements and others	20%

Construction in progress represents the factory under construction, which is stated at cost less any impairment losses, and is not depreciated. Cost comprises the direct costs of construction. Construction in progress is reclassified to the appropriate category of fixed assets when completed and ready for use.

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

5.	Summary of significant accounting policies (cont’d)

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

Off-balance sheet arrangements

Other than the bank guarantee given by a bank to a utility company which exempted the Company’s obligation to pay the required utility deposit (note 17), the Company does not have any off-balance sheet arrangements.

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial position or results of operations.

In March, 2006, the FASB released SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the Company as of December 31, 2006, the beginning of the Company’s 2007 fiscal year. The Company does not believe the adoption of SFAS No. 156 will have a material impact on the Company’s consolidated financial position or results of operations.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

5.	Summary of significant accounting policies (cont’d)

Recent accounting pronouncements (cont’d)

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that the impact of a tax position be recognized in the financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company is currently evaluating the effect, if any, of SAB No. 108 on its financial statements.

6.	Reverse acquisition

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

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

7. Acquisition of business

Acquisition of Interest in IHL

Pursuant to a Sale and Purchase Agreement dated December 1, 2006, the Company acquired 100% of the equity interest in IHL on November 30, 2006 at a consideration of $0.1286 (approximately HK$1) in cash. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following represents the allocation of the purchase price on November 30, 2006:

	Net assets
	at date of	Fair value	Estimated
	acquisition	adjustments	fair value

Cash and cash equivalents	$2,945	$-	$2,945
Trade receivables	48,920	-	48,920
Prepaid expenses and other receivables	63,427	-	63,427
Due from ISTL	4,506,524	-	4,506,524
Property, plant and equipment, net	723,605	-	723,605
Intangible assets - License usage rights	-	2,092,809	2,092,809
Deferred tax assets	-	479,511	479,511
Trade payables	(9,722)	-	(9,722)
Other payables and accrued liabilities	(4,381,005)	-	(4,381,005)
Secured bank loans	(3,527,014)	-	(3,527,014)

	$(2,572,320)	$2,572,320	$-

Cash consideration			$0

IHL holds the relevant License Agreement and Manufacturing License in order to produce the Products (see note 3). Through the acquisition of the equity interest in IHL, the Company secured the renewal of the cooperation agreement with IHL and obtained the right to use the relevant License Agreement and Manufacturing License. The license usage rights will be amortized on a straight line basis starting from January 1, 2007 over the remaining term of the license.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

8.	Professional expenses related to Restructuring and Share Exchange

	Year ended December 31
	2006	2005

Issuance of shares of Infosmart’s
common stock to HIG (Note 8(a))	$1,431,993	$-
Reverse Merger fees (Note 8(b))	450,000	-
Issuance of the Company’s common stock to
professional parties (Note 8(c))	747,000	-
Others	124,397	320,892

	$2,753,390	$320,892

Notes:

8(a).
Under the terms of the Exchange Agreement, immediately prior to the closing of the Exchange Agreement, HIG received 58.82352 shares (exchanged for 55,555.55 shares of the Company’s Series A Convertible Preferred Stock) of Infosmart’s common stock as payment for its services as a finder in connection with the exchange transaction.

8(b).	Keating Securities, LLC. was paid an advisory fee of $450,000.
8(c).	Fees for services rendered by Worldwide Gateway Company Ltd. and Richardson and Patel were settled by issuance of 2,850,000 shares and 459,770 shares of the Company’s common stock.
8(d).	The above professional expenses relate to the Restructuring and Share Exchange which occurred during the year and are non-recurring.

9.	Reversal of commission payable

In 2005, a major customer of the Company granted full forbearance for commission payable by the Company for the previous period.

10.	Other income

	Year ended December 31
	2006	2005

Interest income	$23,821	$7,307
Scrap sales	322,006	211,754
Other income	104,158	83,842

	$449,985	$302,903

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

11.	Income taxes

The components of the income before income taxes are :-

	Year ended December 31
	2006	2005

Hong Kong	$5,247,207	$5,172,783
The British Virgin Islands	(1,720,880)	-
The United States	(1,506,191)	-

	$2,020,136	$5,172,783

The components of the provision for income taxes are :-

	Year ended December 31
	2006	2005
Current taxes
Hong Kong	$377,825	$-

Deferred taxes
Hong Kong	577,767	958,022

	$955,592	$958,022

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the years ended December 31, 2006 and 2005. The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profit tax rate of 17.5% on the estimated assessable profits during the years.

The effective income tax expenses differs from the statutory rate of 34% in the United States as follows:

	Year ended December 31
	2006	2005

Provision for income tax at 34%	$686,846	$1,758,746
Foreign tax rate differential	(280,690)	(853,509)
Increase in valuation allowance	512,105	-
Others	37,331	52,785

Effective income tax expenses	$955,592	$958,022

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

11.	Income taxes (cont’d)

Deferred tax (assets) liabilities as of December 31, 2006 and 2005 are composed of the following:

	As of December 31
	2006	2005

Hong Kong

Operating losses available for future periods	$(475,704)	$(573,653)
Temporary difference on accelerated tax
depreciation on plant and equipment	3,017,241	3,024,983

The United States

Operating losses available for future periods	(512,105)	-
Valuation allowance	512,105	-

Deferred tax liabilities, net	$2,541,537	$2,451,330

Recognized in the balance sheet:
Net deferred tax assets	$(459,823)	$(45,724)
Net deferred tax liabilities	3,001,360	2,497,054

	$2,541,537	$2,451,330

The Company has a federal net operating loss carry forward of $1,506,191 available to offset taxable income through to the year 2026. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards aggregating $1,506,191, against which the Company has recorded a full valuation allowance in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period. At December 31, 2006, the effect of such limitation, if imposed, has not been determined. The federal net operating loss carry forward of $121,336 up to the date of RTO was expired due to the cumulative ownership change of more than 50 percent over a three-year period.

At December 31, 2006, the Company also had a net operating loss carried forward of $2,718,311 in Hong Kong that is available for offset against future profits for an unlimited period of time.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

12.	Earnings per share

The weighted average number of shares outstanding for 2005 represents the number of common stock equivalent of Series A Convertible Preferred Stock (110,236,841)(note 2) issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock.

The Company’s common stock equivalents at December 31, 2006 include the following:

Convertible redeemable preferred stock Series B	24,459,088
Detachable common stock warrants	28,510,345
Placement agent warrants	2,931,035

55,900,468

The Company stock equivalents on issue during the period were non-dilutive and accordingly, the basic and diluted earnings per share are the same.

13.	Prepaid expenses and other receivables

	As of December 31
	2006	2005

Prepaid professional expenses related to Restructuring and
Share Exchange	$-	$28,896
Other prepaid operating expenses	41,409	-
Rental and utility deposits	96,260	49,014
Advance to Mega Century	-	24,882
Advances to IHL	-	1,227,738
Other receivables for advancement	131,808	147,813

	$269,477	$1,478,343

As of December 31, 2005, the advances to IHL and Mega Century were interest-free, unsecured and had no fixed terms of repayment.

14.	Inventories

	As of December 31
	2006	2005

Raw materials	$205,481	$272,124
Finished goods	852,558	1,155,666

	$1,058,039	$1,427,790

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

15.	Plant and equipment

	As of December 31
	2006	2005
Costs
Production lines and equipment	$36,689,884	$21,895,934
Leasehold improvements	1,144,540	954,794
Furniture, fixtures and office equipment	70,247	116,078
Motor vehicles	54,753	54,924

	37,959,424	23,021,730
Accumulated depreciation
Production lines and equipment	6,151,290	4,299,143
Leasehold improvements	637,856	363,144
Furniture, fixtures and office equipment	32,020	42,382
Motor vehicles	29,202	18,308

	6,850,368	4,722,977
Net
Production lines and equipment	30,538,594	17,596,791
Leasehold improvements	506,684	591,650
Furniture, fixtures and office equipment	38,227	73,696
Motor vehicles	25,551	36,616

	31,109,056	18,298,753
Construction in progress, at cost	2,802,484	-

Plant and equipment, net	33,911,540	$18,298,753

An analysis of production lines and equipment acquired under capital leases and pledged to banks for banking facilities (note 17(a)) granted to the Company is as follows:

	Acquired under capital leases		Pledged for banking facilities
	As of December 31		As of December 31
	2006	2005	2006	2005
Costs	$-	$1,677,000	$8,333,280	$4,192,500
Accumulated depreciation	-	(289,283)	(133,230)	(723,206)

Net	$-	$1,387,717	$8,200,050	$3,469,294

	Acquired under capital leases		Pledged for banking facilities
	As of December 31		As of December 31
	2006	2005	2006	2005
Depreciation for the year	$-	$117,390	$133,230	$292,565

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

15.	Plant and equipment (cont’d)

The components of depreciation charged are:

	Year ended December 31
	2006	2005

Included in factory overheads
Production lines and equipment	$1,596,636	$1,481,163

Included in operating expenses
Leasehold improvements	191,634	181,721
Furniture, fixtures and office equipment	21,300	21,862
Motor vehicles	10,959	10,951

	223,893	214,534

	$1,820,529	$1,695,697

During the year ended December 31, 2006, plant and equipment with a cost of $767,535 were disposed of at no consideration resulting in losses of $381,498. There was no disposal for the year ended December 31, 2005.

16.	Other payables and accrued liabilities

	As of December 31
	2006	2005
Customers deposits	$117,306	$201,655
Accrued professional fee	264,327	317,340
Staff costs payable	210,920	173,047
Other loan interest payable	127,632	66,132
Due to the ex-shareholder of IHL	4,277,656	-
Due to a related company, Eternal Scene	514,401	-
Payables for acquisition costs of plant and equipment	2,871,667	-
Other accrued expenses for operations	372,766	344,779

	$8,756,675	$1,102,953

As of December 31, 2006, the balance due to the ex-shareholder of IHL is interest-free, unsecured and has no fixed terms of repayment. $384,560 of the balance due to Eternal Scene, which is controlled by one of the directors of the Company, is interest-bearing at a monthly rate of 2% and the remaining balance is interest-free. For the year ended December 31, 2006, the Company incurred interest of $4,156 on the interest-bearing portion. The entire amount due to Eternal Scene is unsecured and repayable on demand.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

17.	Bank borrowings

	As of December 31
	2006	2005
Secured:
Bank overdrafts repayable on demand	$-	$256,140
Repayable within one year
Non-recurring bank loans	1,738,029	794,066
Other bank borrowings	1,765,625	1,747,847

	3,503,654	2,798,053
Repayable after one year
Non-recurring bank loans	2,893,927	-

	6,397,581	2,798,053

Unsecured:
Bank overdrafts repayable on demand	-	2,883
Repayable within one year
Other bank borrowings	-	1,660,904

	-	1,663,787

	$6,397,581	$4,461,840

As of December 31, 2006, the Company’s banking facilities are composed of the following:

	Amount
Facilities granted	Granted	Utilized	Unused

Letter of credit including:
- Outstanding letter of credit		$578,495
- Letter of credit under trust receipt		1,187,130
	$3,086,400	1,765,625	$1,320,775
Bank overdrafts	514,400	-	514,400
Non-recurring bank loans	4,631,956	4,631,956	-
Invoice discounting	1,543,200	225,675	1,317,525
Bank guarantee for utility deposit	297,066	297,066	-

	$10,073,022	$6,920,322	$3,152,700

As of December 31, 2006, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over 7 DVDR discs production lines with carrying amounts of $8,200,050 (note 15);

(b)	charge over bank deposit of $271,079; and

(c)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary.

The interest rates of bank loans in ISTL and IML were at Hong Kong Prime Rate per annum. Interest rate of bank loan in IHL was at 1.25% over one month Hong Kong Interbank Offered Rate per annum.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

18.	Obligations under capital leases

During the year ended December 31, 2005, the Company leased certain production lines and equipment (Note 15) under non-cancelable leases classified as capital leases. The leases were negotiated for terms ranging from 1 to 2 years. Interest rates were fixed at the contract date. All leases were on a fixed repayment basis. None of the leases included contingent rentals. The following is a schedule of future minimum lease payments for capital leases together with the present value of the net minimum lease payments :-

	As of December 31
	2006	2005

Year ending December 31
2006	$-	$52,919

Total minimum lease payments	-	52,919
Total capital lease charges	-	(227)

Present value of lease payments	-	52,692
Current portion	-	(52,692)

Non-current portion	$-	$-

19.	Other loans

In 2005, a new loan of $1,286,000 was arranged from an independent third party for working capital of the Company. The loan is bearing interest at Hong Kong Prime Rate per annum, unsecured and repayable by 24 monthly installments with the first installment due in January of 2007.

In connection with the acquisition of production lines and equipment with a cost of $2,560,898 in 2004, a debt financing was arranged with an independent third party. The loan bears interest of 5.6% per annum (subject to annual revision), is unsecured and is repayable by 60 monthly installments, with the first installment payment due in April of 2005.

For 2006, the average effective annual interest borrowing rate was approximately of 5.7% (2005 : 5.7%).

The outstanding principal of the other loans are repayable as follows:

	As of December 31,
	2006	2005
Year ending December 31
2006	$-	$1,996,614
2007	1,268,044	505,068
2008	1,175,433	534,090
2009	563,027	564,778
2010	145,742	146,195

Total	3,152,246	3,746,745
Current portion	(1,268,044)	(1,996,614)

Non-current portion	$1,884,202	$1,750,131

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

20.	Advance from a related party

Advance from a related party for working capital are as follows:

	As of December 31
	2006	2005

Prime Corporate	$927,991	$2,217,054

The above advance is interest-free, unsecured and the related party has undertaken not to demand repayment in the next twelve months.

21.	Commitments and contingencies

Operating leases commitments

The Company leases office and factory premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2009, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2006 are as follows :-

Year ending December 31
2007	$165,076
2008	112,981
2009	83,572
2010	23,596

Rental expense was $169,221 and $518,967 during 2006 and 2005 respectively.

Capital commitments

On March 26, 2006 the Company had entered into a contract with an engineer in Hong Kong to construct the factory in Brazil with contract sum of approximately $2,721,000. As of December 31, 2006, approximately $419,000 of this balance remains outstanding.

Contingencies

The case of Stanley Rosner (“Rosner”) v. World Wide Magic Net, Inc. (n/k/a Cyber) and Burlington Coat Factory, New York State Supreme Court, Nassau County, Index No. 98-006524 remains outstanding. The claim alleges breach of contract, fraud and tortuous interference action and seeks $5,000,000 in compensatory damages, unspecified punitive damages and declaratory relief. By stipulation parties dated May 7, 1998, Rosner agreed to transfer the action to Supreme Court, New York County, after conceding Nassau County was not the proper venue for the action. Since that date, Rosner has neither transferred the case nor pursued it further. No provision has been made in respect of this claim.

The case of In Re: Factory 2-U Stores, Inc. (U.S. Bankruptcy Court, District of Delaware - Adv. Proc. No. 005-30480) remains outstanding.  On March 7, 2006, a complaint was filed against Cyber Merchants in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from Cyber $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. The Company has defended against the preference claim by asserting that such transfers were made in the ordinary course of business. This bankruptcy proceeding is currently scheduled for trial on May 17, 2007.  The Company plans to defend this claim vigorously. No provision has been made in respect of this claim.

22.	Common Stock and Convertible Preferred Stock

	Common stock		Series A		Series B		Additional
	No. of		No. of		No. of		paid-in
	shares	Amount	shares	Amount	shares	Amount	Capital

Balance, January 1, 2006	10,119,040	$1	-	$-	-	$-	$619,877

Issuance of Infosmart’s common stock prior to exchange transaction on August 11, 2006	-	999	-	-	-	-	-
Issuance of Series A shares on August 16, 2006
for the exchange of:
- 1,000 shares of Infosmart’s common stock
held by Original Infosmart Shareholders	-	-	944,445	-	-	-	(21,336)
- 58.82352 shares of Infosmart’s common
stock held by HIG	-	-	55,555	-	-	-	1,431,993
Issuance of common stock for the completion
of the Restructuring and Share Exchange:
on August 16, 2006
- finders fee	2,850,000	627,000	-	-	-	-	-
- legal advise fee	459,770	120,000	-	-	-	-	-
Issuance of Series B shares with detachable
warrants on August 16, 2006	-	-	-	-	1,092,857	3,738,827	5,443,330
Issuance of Placement Agent warrants on
various dates	-	-	-	-	-	(644,800)	644,800
Conversion of Series A to common stock
on October 12, 2006	116,721,360	-	(1,000,000)	-	-	-	-
Conversion of Series B to common stock on
various dates	4,851,256	512,101	-	-	(180,883)	(512,101)	-
Issuance of common stock for the exercise
of warrants	800,000	260,800	-	-	-	-	-

Balance, December 31, 2006	135,801,426	$1,520,901	-	$-	911,974	$2,581,926	$8,118,664

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

22.	Common Stock and Convertible Preferred Stock (cont’d)

Common Stock

Following the closing of the Exchange Agreement, there was an increase in the number of authorized shares of the Company's common stock from 40,000,000 shares to 300,000,000. The shares have no par value.

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

Series A Preferred Stock

Under the terms of the Exchange Agreement, the Infosmart Shares held by the Infosmart Shareholders were exchanged for 1,000,000 shares of the Company’s Series A Preferred Stock (the “Exchange”). Each Series A Preferred share would be convertible into 116.72136 shares of the Company’s common stock (the “Conversion Rate”). The Series A Preferred Shares were automatically converted into shares of the Company’s common stock (the “Mandatory Conversion”) at such time as the Company filed the amendment to its Articles of Incorporation with California’s Secretary of State (the “Amendment”) increasing the authorized number of shares of Common Stock from 40,000,000 to 300,000,000 so that the Company had a sufficient number of authorized and unissued shares of Common Stock so as to permit the conversion of all outstanding shares of the Series A Preferred Stock, and the Company changes its corporate name (collectively, the “Corporate Actions”).

The Corporate Actions were approved on September 5, 2006 by the Company’s Board of Directors and the holders of at least a majority of the Company’s outstanding capital stock. All the required filings were submitted to the United States Securities and Exchange Commission and the Amendment was filed and accepted by California’s Secretary of State on October 11, 2006.

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

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

22.	Common Stock and Convertible Preferred Stock (cont’d)

Series B Preferred Stock and Warrants (cont’d)

Immediately following the closing of the Exchange, the Company received gross proceeds of approximately $7.65 million in connection with the Financing from the Investors. Pursuant to Subscription Agreements entered into with these Investors, the Company sold 1,092,857.143 shares of the Company’s Series B Preferred Stock with detachable warrants at a price per share of $7.00. Each share of Series B Preferred Stock will be convertible into shares of the Company’s common stock. It will be convertible into shares of the Company’s common stock at the election of the holder at a conversion price equal to $0.261 per share (“Conversion Price”). The Company was required to register the common stock underlying the Series B Preferred Stock and warrants issued in the Financing with the Securities and Exchange Commission for resale by the Investors. After deducting placement agents’ commissions and expenses as detailed below, the Company received net proceeds of approximately $6.89 million in the Financing.

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

In addition, the Placement Agents received, for nominal consideration, five-year warrants to purchase 10% of the number of shares of common stock into which the Series B Preferred Stock issued in the Financing are converted to (“Placement Agent Warrants”). The Placement Agent Warrants will be exercisable at any time at a price equal 125% of the conversion price, on a net-issuance or cashless basis. The Placement Agent Warrants have registration rights similar to the registration rights afforded to the holders of Series B Preferred Stock and warrants. The Company also paid for the out-of-pocket expenses incurred by the Placement Agents and all purchasers in the amount of $25,000. Further, the Company issued to the Placement Agent, warrants to purchase an aggregate of 2,931,035 shares of our common stock on an as-converted basis at an exercise price of $0.326 per share. The warrants are fully vested at the time of grant and have a term of five years. The material terms of the Company’s Series B Preferred Stock are summarized below.

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

Dividends: The Series B Convertible Preferred Stock is cumulative, non-participating and carries dividends at 8% per annum payable quarterly in cash in US Dollars.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

22.	Common Stock and Convertible Preferred Stock (cont’d)

Series B Preferred Stock and Warrants (cont’d)

Conversion: The outstanding and unconverted Series B Convertible Preferred Stock shall be converted into shares of the Company’s common stock at the Conversion Price then in effect by delivering to the holders an Automatic Conversion Notice upon the happening of all of the following events: (i) for each of the twenty (20) consecutive Trading Days immediately preceding the date of delivery of the Automatic Conversion Notice, the daily Closing Price of the Common Stock shall be equal to at least two hundred fifty percent (250%) of the Conversion Price in effect as of the date immediately preceding the date of the Automatic Conversion Notice; and (ii) the daily trading volume of the Common Stock for each of the Trading Days during such twenty (20) Trading day period shall be at least 500,000 shares; provided, however, no such conversion is permitted unless at the time of the delivery of the Automatic Conversion Notice and on the Automatic Conversion Date, (A) The Company is in compliance with all of its obligations under this Certificate of Determination and the Transaction Documents, (B) during each of the Trading Days in such twenty (20) day period, the Registration Statement has been effective and has not been suspended by the SEC, (C) as of the Conversion Date, the Registration Statement is effective and has not been suspended by the SEC and no event has occurred which will likely result in the Registration Statement being declared ineffective or suspended by the SEC, and (D) no Triggering Event (as described under “Redemption Rights” in this Form 8-K) has occurred and is continuing.

Any outstanding Series B Convertible Preferred Stock not yet converted will be converted automatically two years from the date of the issuance of such stock at the then effective conversion price.

Additional paid-in capital

The Company allocated the net proceeds ($6,885,000) between the Series B Preferred Stock ($3,738,827) and the warrants ($3,146,173) based upon their relative fair values as of the closing date. The Company determined the fair value of the warrants (including Placement Agent Warrants which were valued at $644,800) using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 5.05%; volatility of 368% and a contractual life of 5 years. The Company recorded the portion of the proceeds attributable to the stock as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities after determining the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity did not apply. The Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but do not require derivative treatment pursuant to the scope exception in paragraph 11(a) of SFAS 133.

The Company evaluated whether the embedded conversion feature in the stock required bifurcation and determined that the economic characteristics and risks of the embedded conversion feature in the stock were clearly and closely related to the stock and concluded that bifurcation was not required under SFAS 133. The Company calculated the intrinsic value of the beneficial conversion feature embedded in the stock ($2,297,157) pursuant to the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

23.	Pension plans

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. The Company fully complied the contribution requirement and total pension cost was $77,885 and $66,107 for the years ended December 31, 2006 and 2005 respectively.

24.	Related party transactions

Apart from the transactions disclosed elsewhere in the financial statements, the Company had the following material transactions with its related parties during the year ended December 31, 2005:

	Year ended December 31
	2006	2005

Sales of raw materials to Mega Century at costs actual
incurred	$-	$29,197
Purchases of finished goods from Mega Century at
market prices	-	24,677
Factory rentals received from Mega Century at market
rentals	-	2,572

Note: Only the transactions with Mega Century up to February 7, 2005 are regarded as related party transactions as the management considers that Mega Century was no longer a related party following the transfer of entire interest in Mega Century by Ms. Sze and her family members (Note 3).

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

25.	Segment Information

The Company is engaged in the manufacture and distribution of DVDR discs and CDR. The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar. Information for the products of DVDR and CDR is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	DVDR and Related Products		CDR		Total
	Year ended December 31		Year ended December 31		Year ended December 31
	2006	2005	2006	2005	2006	2005

Revenue from external customers	$25,622,351	$24,251,654	$1,480,090	$325,552	$27,102,441	$24,577,206
Interest income	22,520	7,210	1,301	97	23,821	7,307
Interest expenses	492,542	515,440	18,780	5,387	511,322	520,827
Depreciation	1,721,108	1,673,235	99,421	22,462	1,820,529	1,695,697
Segment profit	4,512,839	5,420,905	260,687	72,770	4,773,526	5,493,675
Segment assets	42,584,004	23,657,987	2,137,501	35,016	44,721,505	23,693,003
Expenditure for segment assets	14,953,289	1,452,035	2,215,772	2,496	17,169,061	$1,454,531

INFOSMART GROUP INC.
(FORMERLY CYBER MERCHANTS EXCHANGE INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Stated in US Dollars)

25.	Segment Information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31
	2006	2005

Total consolidated revenue	$27,102,441	$24,577,206

Total profit for reportable segments	$4,773,526	$5,493,675

Unallocated amounts relating to operations:
Professional expenses related to Restructuring and
Share Exchange	(2,753,390)	(320,892)

Income before taxes	$2,020,136	$5,172,783

	As of December 31
	2006	2005

Assets
Total assets for reportable segments	$44,721,505	$23,693,003
Advance to IHL	-	1,227,738

	$44,721,505	$24,920,741

Other than the production lines and equipment with carrying amount of $12,900,406 (2005: $nil) and the construction in progress (note 15) located in Brazil, all of the Company’s long-lived assets are located in Hong Kong. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows:

	Year ended December 31
	2006	2005

Australia	$5,841,997	$2,130,973
Brazil	6,870,908	106,344
Chile	521,747	206,672
Czech Republic	413,237	-
China and Hong Kong	4,264,994	2,970,216
United Kingdom	4,770,317	18,553,687
United States	1,583,684	17,588
Singapore	1,213,742	-
Thailand	398,691	120,198
Other countries	1,223,124	471,528

Total	$27,102,441	$24,577,206

26.	Comparative amounts

Certain amounts included in prior years’ consolidated statement of operations have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.