Form 10QSB
period 2007-03-31
Infosmart Group, Inc.
filed 2007-05-15
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-15643

INFOSMART GROUP, INC.

(Exact name of small business issuer as specified in it charter)

California	95-4597370
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

5th Floor, QPL Industrial Building
126-140 Texaco Road,
Tsuen Wan, Hong Kong

(Address of principal executive offices)

(852) 2944-9905

(Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 136,867,922 issued and outstanding as of May 10, 2007.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☒

INFOSMART GROUP, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED MARCH 31, 2007

PART II	OTHER INFORMATION	40
Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
Signatures		44
Exhibits

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Infosmart Group Inc.

Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(Stated in US Dollars)

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006

Index to financial statements

PAGES

Condensed consolidated statements of operations	1

Condensed consolidated balance sheets	2 - 3

Condensed consolidated statements of cash flows	4 - 5

Notes to condensed consolidated financial statements	6 - 20

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2007	2006

Net sales	$7,698,415	$6,231,518

Cost of sales	(5,733,147)	(4,558,625)

Gross profit	1,965,268	1,672,893

Administrative expenses	(931,050)	(340,210)

Selling and distributing costs	(79,516)	(121,504)

Income from operations	954,702	1,211,179

Other income - note 5	308,759	51,525

Interest expenses	(142,540)	(148,151)

Income before income taxes	1,120,921	1,114,553

Income taxes - note 6	(215,637)	(195,047)

Net income	$905,284	$919,506

Series B preferred dividend	(125,411)	-

Net income applicable to common shareholders	$779,873	$919,506

Earning per share - note 13

- basic	$0.01	$0.01

- dilutive	$0.01	$0.01

Weighted average shares outstanding

- basic	136,252,633	110,236,841

- dilutive	159,936,810	110,236,841

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$157,322	$206,258
Restricted cash	256,839	552,193
Trade receivables (net of allowance for doubtful accounts of $Nil for 2007 and 2006)	9,582,732	6,171,366
Prepaid expenses and other receivables - note 8	1,054,757	269,477
Inventories (net of allowance of $Nil for 2007 and 2006) - note 9	1,662,344	1,058,039

Total current assets	12,713,994	8,257,333
Deferred tax assets - note 6	213,534	459,823
Plant and equipment, net - note 10	33,055,542	33,911,540
Intangible assets	2,020,958	2,092,809

TOTAL ASSETS	$48,004,028	$44,721,505

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$5,730,567	$2,926,078
Other payables and accrued liabilities - note 11	7,735,344	8,756,675
Income tax payable	350,027	363,645
Current portion of bank borrowings - note 12	4,754,353	3,503,654
Current portion of other loans	1,477,537	1,268,044

Total current liabilities	20,047,828	16,818,096
Non-current portion of bank borrowings - note 12	2,458,171	2,893,927
Non-current portion of other loans	1,592,310	1,884,202
Advance from a related party	928,282	927,991
Deferred tax liabilities - note 6	2,931,127	3,001,360

TOTAL LIABILITIES	$27,957,718	$25,525,576

COMMITMENTS AND CONTINGENCIES - note 14

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Series B Redeemable Convertible Preferred Stock: No par value -
note 15
Authorized 1,800,000 shares; Issued and outstanding:
2007 - 883,081.43 shares and 2006 - 911,974.54 shares	$2,500,126	$2,581,926

STOCKHOLDERS’ EQUITY
Common stock: No par value - note 15
Authorized: 300,000,000 shares; Issued and outstanding:
2007 - 136,576,337.44 shares and 2006 - 135,801,426.44 shares	1,602,701	1,520,901
Preferred stock: No par value Authorized 7,000,000 shares; Issued and outstanding: 2007 and 2006 - nil shares	-	-
Series A Convertible Preferred Stock: No par value Authorized 1,200,000 shares; Issued and outstanding: 2007 and 2006 - nil shares	-	-
Additional paid-in-capital - note 15	8,118,664	8,118,664
Accumulated other comprehensive income	89,745	19,237
Retained earnings	7,735,074	6,955,201

TOTAL STOCKHOLDERS’ EQUITY	17,546,184	16,614,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,004,028	$44,721,505

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2007	2006

Cash flows from operating activities
Net income	$905,284	$919,506
Adjustments to reconcile net income to net cash flows
(used in) provided by operating activities:
Depreciation	554,819	441,766
Deferred income taxes	177,590	195,047
Amortization of license usage right	70,545	-
Loss on disposal of property, plant and equipment	181,617	-
Changes in operating assets and liabilities:
Trade receivables	(3,414,499)	(1,059,834)
Prepaid expenses and other receivables	(785,410)	(391,399)
Inventories	(604,842)	336,935
Trade payables	2,805,974	(79,032)
Income tax payable	(13,433)	-
Other payables and accrued liabilities	(189,250)	(176,682)

Net cash flows (used in) provided by operating activities	(311,605)	186,307

Cash flows from investing activities
Payment for acquisition of plant and equipment	(1,045,351)	(201,527)
Proceeds from disposal of plant and equipment	400,926	-

Net cash flows (used in) investing activities	(644,425)	(201,527)

Cash flows from financing activities
Dividend paid	(125,411)	-
Net advancement of other bank loans	1,206,745	618,720
Repayment of non-recurring bank loans	(434,287)	(503,485)
Repayment of other loans	(80,798)	-
Decrease (increase) in restricted cash	295,216	(1,444)
Increase in bank overdrafts	45,733	205,886
Repayment from a related party	-	(241,056)
Repayment of obligations under capital leases	-	(52,651)

Net cash flows provided by financing activities	907,198	25,970

Effect of foreign currency translation on cash and cash equivalents	(104)	(120)

Net (decrease) increase in cash and cash equivalents	(48,936)	10,630

Cash and cash equivalents, beginning of period	206,258	154,368

Cash and cash equivalents, end of period	$157,322	$164,998

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2007	2006

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$238,004	$92,651
Income taxes	51,480	-

Non-cash investing and financing activities:
Conversion of Series B shares to common stock	$81,800	-

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

1.	Basis of presentation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes for the year ended December 31, 2006.

2.	Descriptions of business

The Company, through its wholly owned subsidiary, Infosmart Group Limited (“Infosmart”), is engaged in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) and recordable compact discs (“CDR”), optical digital discs used for storing data and interactive sequences as well as audio and video files, under a cooperation agreement signed with a wholly owned subsidiary. With the cooperation agreement, the Company is able to manufacture DVDR and CDR under license agreement granted from the intellectual property owner and the manufacturing license issued by the Customs and Excise Department of Hong Kong.

The key raw materials for the production of the Company’s products are PC resin and silver granule. PC resin is mainly used in the molding of DVDR and CDR. Silver granule is mainly used in coating the DVDR and CDR.

The Company’s main suppliers are located in Hong Kong while the Company’s customers are located in both Hong Kong and overseas including Australia, Europe, North America and South America. The Company’s major customers include distributors and retail traders. The Company currently manufactures and ships the products from Hong Kong where the Company operates a state of the art DVDR and CDR manufacturing facilities.

For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties for setting up a subsidiary, Discobrás Indústria E Comércio De Eletro Eletrônica Ltda (“Discobrás”), in Brazil for the new DVDR production facility. Recently, Discobras has completed construction of the DVDR production facility. The subsidiary had obtained all required government licenses and all other documents and approvals necessary to operate a DVDR production facility in Brazil. Discobras installed DVDR manufacturing equipment in February 2007 and began trial production in March 2007. Regular production was commenced gradually from April 2007.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

3.	Continuance of operations

These financial statements have been prepared on a going concern basis. Due to the fact that the Company is engaged in a capital intensive industry, the Company’s working capital (deficit) as of March 31, 2007 was $7,333,834. Its ability to continue as a going concern is dependent upon the ability of the Company to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company plans to satisfy its capital needs through revenue generated from its business and financing transactions through the sale of equity or debt securities.

4.	Summary of significant accounting policies

Principals of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation.

Minority Interests

For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties for setting up a subsidiary, Discobrás, in Brazil. Discobrás has a social capital of $8,046,281 (equivalent to R$17,385,600), of which  99.42% or $8,000,000 (equivalent to R$17,285,600) (“Investment Cost”) has been subscribed by the Company. As of March 31, 2007, neither one of the two independent third parties had fully satisfied their required capital contribution by any means. As a result, no minority interests have been recognized in the accompanying financial statements.

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

Intangible assets

Intangible assets are license usage rights and stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the remaining term of the license obtained by one of the Company’s subsidiaries, Infoscience Holdings Limited (“IHL”).

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (cont’d)

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

The weighted average number of shares outstanding for 2006 represents the number of common stock equivalent of Series A Convertible Preferred Stock (110,236,841) issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock.

The Company’s common stock equivalents at March 31, 2007 include the following:

Convertible redeemable preferred stock Series B	23,684,177
Detachable common stock warrants	28,510,345
Placement agent warrants	2,931,035

55,125,557

Trade receivables

Trade receivables are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. The Company extends unsecured credit to customers in the normal course of business and believes all trade receivables in excess of the allowances for doubtful receivables to be fully collectible. Full allowances for doubtful receivables are made when the receivables are overdue for 1 year and an allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of receivables. Bad debts are written off when identified. The Company does not accrue interest on trade accounts receivable.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

4.	Summary of significant accounting policies (cont’d)

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to management projected demand requirements, market conditions and product life cycle changes. During the reporting periods, the Company did not make any allowance for slow-moving or defective inventories.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives. The principal annual rates are as follows:-

Production lines and equipment	10% with 30% residual value
Leasehold improvements and others	20%

Construction in progress

Construction in progress represents a factory under construction and production lines and equipment not ready for use, which are stated at cost less any impairment losses, and are not depreciated. Construction in progress is reclassified to the appropriate category of fixed assets when completed and ready for use.

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

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year. The adoption of FIN 48 has no material effect on our financial statements.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
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

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 has no material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

5.	Other income
	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Interest income	$3,684	$2,315
Scrap sales and other income	305,075	49,210

	$308,759	$51,525

6.	Income taxes

The components of the provision for income taxes in Hong Kong are:

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Current taxes	$38,047	$-
Deferred taxes	177,590	195,047

	$215,637	$195,047

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the three months ended March 31, 2007 and 2006. The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profits tax rate of 17.5% on the estimated assessable profits during the periods.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

6.	Income taxes (cont’d)

Deferred tax (assets) liabilities as of March 31, 2007 and December 31, 2006 are composed of the following:
	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Hong Kong
Operating losses available for future periods	$(298,116)	$(475,704)
Temporary difference on accelerated tax
depreciation on plant and equipment	3,015,709	3,017,241

The United States
Operating losses available for future periods	(34,062)	(512,105)
Valuation allowance	34,062	512,105

Deferred tax liabilities, net	$2,717,593	$2,541,537

Recognized in the balance sheet:
Net deferred tax assets	$(213,534)	$(459,823)
Net deferred tax liabilities	2,931,127	3,001,360

	$2,717,593	$2,541,537

7.	Comprehensive income

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net income applicable to common shareholders	$779,873	$919,506
Foreign currency translation adjustments	70,508	(7,009)

Total comprehensive income	$850,381	$912,497

8.	Prepaid expenses and other receivables

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Prepayment for operating activities	$268,196	$41,409
Rental and utility deposits	83,016	96,260
Other receivables for advancement	703,545	131,808

	$1,054,757	$269,477

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

9.	Inventories

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$492,391	$205,481
Finished goods	1,169,953	852,558

	$1,662,344	$1,058,039

10.	Plant and equipment

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Costs
Production lines and equipment	$38,172,667	$36,689,884
Leasehold improvements	1,962,937	1,144,540
Furniture, fixtures and office equipment	82,062	70,247
Motor vehicles	54,753	54,753

	40,272,419	37,959,424

Accumulated depreciation
Production lines and equipment	6,668,346	6,151,290
Leasehold improvements	491,875	637,856
Furniture, fixtures and office equipment	24,718	32,020
Motor vehicles	31,938	29,202

	7,216,877	6,850,368

Net
Production lines and equipment	31,504,321	30,538,594
Leasehold improvements	1,471,062	506,684
Furniture, fixtures and office equipment	57,344	38,227
Motor vehicles	22,815	25,551

	$33,055,542	$31,109,056
Construction in progress, at cost	-	2,802,484

	$33,055,542	$33,911,540

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

10.	Plant and equipment (cont’d)

An analysis of production lines and equipment pledged to banks for banking facilities (note 12(a)) granted to the Company is as follows:

	Pledged for banking facilities
	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Costs	$8,333,280	$8,333,280
Accumulated depreciation	(279,062)	(133,230)

Net	$8,054,218	$8,200,050

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited	)

Depreciation for the period	$145,832	$84,139

The components of depreciation charged are:

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Included in factory overheads
Production lines and equipment	$471,716	$383,629

Included in operating expenses
Leasehold improvements	76,384	49,529
Furniture, fixtures and office equipment	3,983	5,864
Motor vehicles	2,736	2,744

	83,103	58,137

	$554,819	$441,766

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

11.	Other payables and accrued liabilities

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Customers deposits	$184,512	$117,306
Accrued professional fee	14,300	264,327
Staff costs payable	73,755	210,920
Other loans interest payable	32,168	127,632
Due to the ex-shareholder of IHL	4,275,484	4,277,656
Due to a related company, Eternal Scene	119,692	514,401
Payables for acquisition costs of plant and equipment	2,056,555	2,871,667
Other accrued expenses for operations	978,878	372,766

	$7,735,344	$8,756,675

12.	Bank borrowings

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Secured:
Bank overdrafts repayable on demand	$45,733	$-
Repayable within one year
Non-recurring bank loans	1,737,145	1,738,029
Other bank borrowings	2,971,475	1,765,625

	4,754,353	3,503,654

Repayable after one year Non-recurring bank loans	2,458,171	2,893,927

	$7,212,524	$6,397,581

The above banking borrowings were secured by the following:-

(a)	first fixed legal charge over 7 DVDR production lines with carrying amounts of $8,054,218 (note 10); and

(b)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

13.	Earnings per share

The weighted average number of shares outstanding for 2006 represents the number of common stock equivalent of Series A Convertible Preferred Stock (110,236,841) issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock.

The Company’s common stock equivalents at March 31, 2007 include the following:

Convertible redeemable preferred stock Series B	23,684,177
Detachable common stock warrants	28,510,345
Placement agent warrants	2,931,035

55,125,557

The calculation of basic earnings per share is based on the net income applicable to common shareholders for the three months ended March 31, 2007 of $779,873 (three months ended March 31, 2006: $919,506) and the weighted average number of common shares on issue during the three months ended March 31, 2007 of 136,252,633 (three months ended March 31, 2006: 110,236,841).

The calculation of diluted earnings per share is based on the net income applicable to common shareholders for the three months ended March 31, 2007 of $905,284 (three months ended March 31, 2006: $919,506) after adjusting for Series B preferred dividend of $125,411 (three months ended March 31, 2006 : $Nil) and the weighted average number of common shares on issue during the three months ended March 31, 2007 of 159,936,810 (three months ended March 31, 2006: 110,236,841) after adjusting for the number dilutive potential common shares of 23,684,177 (three months ended March 31, 2006 : $Nil). Detachable common stock warrants and placement agent warrants have been excluded from the computation of diluted earnings per share as they were non-dilutive.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

14.	Commitments and contingences

Contingencies

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

15.	Common stock and convertible preferred stock

	Common stock		Series B		Additional
	No. of		No. of		paid-in
	shares	Amount	shares	Amount	Capital

Balance, January 1, 2007	135,801,426	$1,520,901	911,974	$2,581,926	$8,118,664

Conversion of Series B to
common stock on
various dates	774,911	81,800	(28,893)	(81,800)	-

Balance, March 31, 2007	136,576,337	$1,602,701	883,081	$2,500,126	$8,118,664

Series B Preferred Stock and Warrants

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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

15.	Common stock and convertible preferred stock (cont’d)

Series B Preferred Stock and Warrants (cont’d)

Conversion: The outstanding and unconverted Series B Convertible Preferred Stock shall be converted into shares of the Company’s common stock at the Conversion Price then in effect by delivering to the holders an Automatic Conversion Notice upon the happening of all of the following events: (i) for each of the twenty (20) consecutive Trading Days immediately preceding the date of delivery of the Automatic Conversion Notice, the daily Closing Price of the Common Stock shall be equal to at least two hundred fifty percent (250%) of the Conversion Price in effect as of the date immediately preceding the date of the Automatic Conversion Notice; and (ii) the daily trading volume of the Common Stock for each of the Trading Days during such twenty (20) Trading day period shall be at least 500,000 shares; provided, however, no such conversion is permitted unless at the time of the delivery of the Automatic Conversion Notice and on the Automatic Conversion Date, (A) The Company is in compliance with all of its obligations under this Certificate of Determination and the Transaction Documents, (B) during each of the Trading Days in such twenty (20) day period, the Registration Statement has been effective and has not been suspended by the SEC, (C) as of the Conversion Date, the Registration Statement is effective and has not been suspended by the SEC and no event has occurred which will likely result in the Registration Statement being declared ineffective or suspended by the SEC, and (D) no Triggering Event (as described under “Redemption Rights” in the Company's Current Report on Form 8-K filed with the Commission on August 24, 2006) has occurred and is continuing.

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. The Company fully complied the contribution requirement and total pension cost was $18,482 and $12,220 for the three months ended March 31, 2007 and 2006 respectively.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

17.	Segment Information

The Company is engaged in the manufacture and distribution of DVDR and CDR. The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar. Information for the products of DVDR and CDR is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:-

	DVDR and Related Products		CDR		Total
	Three months ended March 31		Three months ended March 31		Three months ended March 31
	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$7,075,858	$6,206,023	$622,557	$25,495	$7,698,415	$6,231,518
Segment profit	1,030,274	1,109,993	90,647	4,560	1,120,921	1,114,553

	As of		As of		As of
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	45,565,399	42,584,004	2,438,629	2,137,501	48,004,028	44,721,505

Other than the production lines and equipment, leasehold improvements and furniture, fixtures and office equipment with carrying amounts of $14,222,397, $1,133,401 and $30,713 respectively (December 31, 2006 : production lines and equipment and construction in progress of $12,900,406 and $2,802,484 respectively) located in Brazil, all of the Company’s long-lived assets are located in Hong Kong. Geographic information about net sales, which are classified based on location of the customers, is set out as follows:

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Australia	$2,845,838	$417,927
Brazil	2,521,387	1,886,536
Chile	-	93,302
Czech Republic	20,573	206,161
Hong Kong	673,373	495,661
Thailand	427,110	16,215
Turkey	147,498	11,854
United Kingdom	142,926	2,862,107
United States	769,767	91,591
Other countries	149,943	150,164

Total	$7,698,415	$6,231,518

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

18.	Comparative amounts

Certain amounts included in prior periods’ condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under Part I, Item 2 entitled “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this Form 10-QSB, unless the context requires otherwise, “we” or “us” or the “Company” or “Infosmart” means Infosmart Group, Inc. and its subsidiaries.

INFOSMART OVERVIEW

We are in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) media. In addition, due to customer demand, in the third quarter of 2006, we also started manufacturing recordable compact discs (“CDR”). We currently manufacture DVDRs with 8x and 16x writable speeds as well as CDRs with 52x writable speeds. We are also preparing to manufacture high density format DVDR (“HD DVDR”) or Blu-Ray format DVDR discs. We have customers in Western Europe, Australia, China, South America and other countries.

We produce our products through our main operational business subsidiary, Infoscience Media Limited (“IS Media”), at our state of the art DVDR and CDR manufacturing facilities in Hong Kong. In December 2006, IS Media acquired 100% of the issued and outstanding common stock of Infoscience Holdings Limited (“IHL”). IS Media has a cooperation agreement with IHL wherein it manufactures its DVDRs using certain patent licenses owned by IHL. IS Media acquired IHL to guarantee the continuation of this cooperation agreement. In addition, we recently completed construction of our DVDR production facility in Brazil.  Our Brazilian subsidiary, Discobras Industria E Comercio de Electro Eletronica Limiteda (“Discobras”) has obtained all required government-issued licenses and necessary documents and approvals for operating a DVDR production facility in Brazil. We installed DVDR manufacturing equipment at the Brazilian subsidiary in February 2007 and began trial production there in March 2007. Regular production commenced gradually beginning April 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated on consolidation.

Minority Interests. For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties for setting up a subsidiary, Discobrás, in Brazil. Discobrás has a social capital of $8,046,281 (equivalent to R$17,385,600),of which 99.42% or $8,000,000 (equivalent to R$17,285,600) (“Investment Cost”) has been subscribed by the Company. As of March 31, 2007, neither one of the two independent third parties had fully satisfied their required capital contribution by any means. As a result, no minority interests have been recognized in the accompanying financial statements.

Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Intangible assets. Intangible assets are license usage rights and stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the remaining term of the license obtained by one of the Company’s subsidiaries , Infoscience Holdings Limited (“IHL”).

Revenue recognition. Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

Stock-based payment. The Company adopted the SFAS No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period.

Basic and diluted earnings per share. The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the periods presented.

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

The Company's common stock equivalents at March 31, 2007 include the following:

Convertible redeemable preferred stock Series B	23,684,177
Detachable common stock warrants	28,510,345
Placement agent warrants	2,931,035
55,125,557

Trade receivables. Trade receivables are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. The Company extends unsecured credit to customers in the normal course of business and believes all trade receivables in excess of the allowances for doubtful receivables to be fully collectible. Full allowances for doubtful receivables are made when the receivables are overdue for one (1) year and an allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company does not accrue interest on trade accounts receivable.

Inventories. Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to management projected demand requirements, market conditions and product life cycle changes. During the reporting periods, the Company did not make any allowance for slow-moving or defective inventories.

Plant and equipment. Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives. The principal annual rates are as follows:

Production lines and equipment	10% with 30% residual value
Leasehold improvements and others	20%

Construction in progress. Construction in progress represents a factory under construction and production lines and equipment not ready for use, which are stated at cost less any impairment losses, and are not depreciated. Construction in progress is reclassified to the appropriate category of fixed assets when completed and ready for use.

Impairment of long-live assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. No impairment of long-lived assets was recognized for any of the periods presented.

Recent accounting pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year. The adoption of FIN 48 has no material effect on our financial statements.

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

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 has no material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter ended March 31
	2007	% of	2006	% of
	Unaudited	Revenue	Unaudited	Revenue
NET SALES	$7,698,415	100.00%	$6,231,518	100.00%

COST OF SALES	5,733,147	74.47%	4,558,625	73.15%

GROSS PROFIT	1,965,268	25.53%	1,672,893	26.85%

A ADMINISTRATIVE EXPENSES	931,050	12.10%	340,210	5.46%

SESELLING AND DISTRIBUTING COSTS	79,516	1.03%	121,504	1.95%

INCOME FROM OPERATIONS	954,702	12.40%	1,211,179	19.44%

OTHER INCOME	308,759	4.01%	51,525	0.83%

INTEREST EXPENSES	142,540	1.85%	148,151	2.38%

INCI INCOME BEFORE INCOME TAXES	1,120,921	14.56%	1,114,553	17.89%

INCOME TAXES	215,637	2.80%	195,047	3.13%

NET INCOME	905,284	11.76%	919,506	14.76%

SESERIES B PREFERRED DIVIDENDS	125,411	1.63%	-	0.00%

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$779,873	10.13%	$919,506	14.76%

Comparison of Three Months Ended March 31, 2007 and 2006

Net Sales. For the three months ended March 31, 2007, net sales increased approximately 23.5% from $6,231,518 to $7,698,415 relative to the three months ended March 31, 2006. The substantial increase in revenue was mainly due to the continuous growth in our Brazilian, Australian, North American and Asian markets, but this was partly offset by a significant decrease of net sales in Europe. This decrease resulted from our policy of geographical diversification and reflects our shift of focus from the lower margin European markets to higher margin markets, such as Brazil.

Cost of Sales. Cost of sales increased from $4,558,625, or approximately 73.15% of net sales for the three months ended March 31, 2006, to $5,733,147, or approximately 74.47% of net sales for the three months ended March 31, 2007. The approximately 25.8% increase was primarily attributable to the increase in our volume of sales. The increase in the cost of sales was also in line with the increase in our net sales.

Gross Profit. Gross profit increased approximately 17.5% from $1,672,893 for the three months ended March 31, 2006 to $1,965,268 for the three months ended March 31, 2007. This increase in gross profit was primarily due to the increase in our volume of sales generally as well as in higher margin markets, such as Brazil. In addition, the slight decrease of our gross profit percentage from approximately 26.85% for the three months ended March 31, 2006 to approximately 25.53% for the three months ended March 31, 2007 was due to the slight decrease in sales prices for our Hong Kong manufactured products. As our new Brazil facilities were not fully operational during the first quarter of 2007, their contribution to the Company was minimal. We expect that the real potentials of the Brazilian market will be reflected beginning in the next quarter.

Selling and Distribution Costs. For the three months ended March 31, 2007, selling and distribution costs decreased approximately 34.6% from $121,504 to $79,516 relative to the three months ended March 31, 2006. This decrease in selling and distribution costs was mainly due to the continuous effect of using a more competitive freight forwarder which led to a reduction of freight expenses for the first quarter of 2007.

Administrative Expenses. Administrative expenses included depreciation and amortization charges of $153,648 and $58,137 for the three months ended March 31, 2007 and three months ended March 31, 2006 respectively. The increase of depreciation and amortization charges was mainly due to the amortization of license usage rights of approximately $71,000 for the three months ended March 31, 2007. Excluding the above depreciation and amortization charges, the balance of the administrative expenses increased approximately 175.6% from $282,073 for the three months ended March 31, 2006 to $777,402 for the three months ended March 31, 2007. This substantial increase in administrative expenses during the three months ended March 31, 2007 was mainly because we wrote off certain leasehold improvements and other fixed assets of approximately $120,000 during the three months ended March 31, 2007 relating to certain leases that terminated after the consolidation of our Hong Kong production facilities last year. We incurred approximately $188,000 in additional expenses for top management’s remuneration and the employment of new administrative personnel especially for our new Brazil operation, as well as approximately $46,000 in additional expenses for business travel and advertisements. We also incurred approximately $82,000 mainly for the provision of supporting services after the share exchange transaction and financing activities.

Net Income. Net income slightly decreased approximately 1.5% from $919,506 for the three months ended March 31, 2006 to $905,284 for the three months ended March 31, 2007. Further, the net income margin was 11.76% and 14.76% in the same comparable periods in 2007 and 2006, respectively. This slight decrease in net income was primarily due to the increase in administrative expenses, especially in readying our new Brazil facilities for full operation. We believe, however, that the positive impact of our Brazil operations to our business will be reflected beginning in the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 2007

Three Months
Ended March 31,	2007	2006	Change
Net cash (used in) provided by
operating activities	$(311,605)	$186,307	$(497,912)
Net cash (used in)
investing activities	(644,425)	(201,527)	(442,898)
Net cash provided by
financing activities	907,198	25,970	881,228

Net cash flow used in operating activities was $311,605 for the three months ended March 31, 2007, as compared to net cash flow provided by operating activities of $186,307 for the three months ended March 31, 2006. The increase in our net cash flow used in operating activities for the three months ended March 31, 2007 was mainly due to the increase of the inventories relating to the raw materials which we were shipping from Hong Kong to Brazil as of March 31, 2007.

Net cash flow used in investing activities was $644,425 for the three months ended March 31, 2007 and $201,527 for the three months ended March 31, 2006. The increase in net cash flow used in investing activities mainly related to the payment for acquisition of plant and equipment.

Net cash flow provided by financing activities was $907,198 for the three months ended March 31, 2007. Compared with net cash flow provided by financing activities of $25,970 for the three months ended March 31, 2006, the increase in our net cash flow was mainly due to the increase in trust receipts loans and bills payable for the three months ended March 31, 2007.

As we are engaged in a capital intensive industry, our ability to continue as a going concern is dependent upon our ability to meet our obligations and repay our liabilities arising from normal business operations when they come due. While the Company plans to satisfy its capital needs through revenue generated from its business and financing transactions through the sale of equity or debt securities, we may raise additional capital as necessary to further develop our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

A bank guarantee was given by a bank to an electric utility company on Infosmart’s behalf. This guarantee exempted Infosmart from the obligation of paying a deposit required by the electric utility company. This off-balance sheet arrangement has no effect on the Infosmart’s liquidity, capital resources, market risk support or credit risk support, other than allowing Infosmart to retain approximately $154,000 deposit that would have been required by the utility company. Infosmart is not aware of any events, demands, commitments, trends or uncertainties that will result in of reasonably likely result in the termination of this arrangement.

Other than the arrangement described above, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

The following tables summarize our contractual obligations as of March 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$7,212	$4,754	$2,458	$-	$-
Other Indebtedness	5,127	3,534	1,528	65	-
Operating Leases	712	335	374	3	-

Total Contractual Obligations:	$13,051	$8,623	$4,360	$68	$-

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

We depend on the continued services and performance of our senior management and other key personnel, particularly Chung Kwok, our Chief Executive Officer and President, Gavin Wong, our V.P. of Sales and Marketing and Sebastian Tseng, our Regional Director for South America and V.P. of Production and R&D. The loss of any of our executive officers or other key employees could harm our business. Infosmart currently has employment agreements with its key personnel. Further, the Company expects to assume the employment agreements our executive officers currently have with Infosmart that are described in more detail in the section titled “Executive Compensation - Employment and Director Agreements” in this prospectus. Infosmart has a “key person” life insurance policy for Chung Kwok.

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

The owners of the technologies and intellectual property necessary for the production of our products require that we obtain separate Patent Licenses for the use of intellectual property in our new DVDR manufacturing facility in Brazil. We have completed the required procedures in applying the Patent Licenses for use at the Discobras manufacturing facility and are now waiting for the patent owners to complete their own procedures, including the submission of the Patent Licenses to the Patent Office in Brazil for final approval. However, if there is a substantial delay in obtaining approval for our use of the Patent Licenses, then we may be unable to manufacture a sufficient amount of our products to fill our sales orders, and this could cause us to lose substantial revenues. Further, in the event we are unable to obtain the Patent Licenses, then we may not be able to manufacture our products in Brazil, thus placing us at risk of losing its significant investment in the Brazilian venture.

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

Our business could be adversely affected by the effects of SARS, Avian flu or another epidemic or outbreak. Any prolonged recurrence of SARS or other adverse public health developments in China or in Hong Kong may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices in Hong Kong. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS, Avian flu or any other epidemic.

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

In 2005 and 2006, government figures, legislators and political party officials, especially those of the President’s party, have been the subject of a variety of allegations of unethical or illegal conduct. These accusations, which are being investigated by the Brazilian Congress, involve campaign financing and election law violations, and influencing of government officials and Congressmen in exchange for political support. Several members of the President’s party and of the federal government, including the President’s chief of staff, have resigned. We cannot predict what effect these accusations and investigations may have on the Brazilian economy.

Inflation and government measures to curb inflation may contribute significantly to economic uncertainty in Brazil and to heightened volatility in the Brazilian securities markets and, consequently, may adversely affect our business in Brazil.

Brazil has in the past experienced extremely high rates of inflation, with annual rates of inflation reaching as high as 2,567% in 1993 (as measured by the Índice Geral de Preços do Mercado published by Fundação Getúlio Vargas, or IGP-M Index). More recently, Brazil’s rates of inflation were 10.4% in 2001, 25.3% in 2002, 8.7% in 2003, 12.4% in 2004, 1.2% in 2005, 3.8% in 2006, and 1.1% in the three months ended March 31, 2007 (as measured by the IGP-M Index). Inflation, governmental measures to combat inflation and public speculation about possible future actions have in the past had significant negative effects on the Brazilian economy and have contributed to economic uncertainty in Brazil. If Brazil experiences substantial inflation in the future, our costs may increase and our operating and net margins may decrease. Inflationary pressures may also lead to further government intervention in the economy, which could involve the introduction of government policies that may adversely affect the overall performance of the Brazilian economy.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Since we have established our business operations in Brazil, some of our revenues will be settled in the Brazilian Real. Any future restrictions on currency exchanges may limit our ability to use revenue generated in Reals to fund any future business activities outside Brazil or to make dividend or other payments in U.S. dollars.

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

Under the State of Bahia’s investment incentive program, our Brazilian subsidiary, Discobras, has been granted a reduction in the Value Added Tax (“VAT”) it is required to pay for products. Discobras pays only 2.28%, as compared to VAT of 12% in Salvador, or 18% in São Paulo. This VAT reduction will be available to us until June 2016. We will also avail ourselves of an incentive program for foreign investment which exempts Discobras from paying Brazil’s ICMS taxes on raw materials it imports for production in Brazil and create substantial tax savings for Infosmart. This tax exemption will last through June 2016. In the event that the VAT reduction program is no longer available to us or we are unable to extend the ICMS tax-exemption, our after-tax earnings would decline by the amount of the tax benefits, which may be substantial.

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

Our directors and executive officers control approximately 56% of our outstanding shares of stock that are entitled to vote on all corporate actions. Specifically, Andrew Chang, our Chairman of the Board of Directors, Chung Kwok, our Chief Executive Officer, President and Director and Po Nei Sze, our Chief Financial Officer, Secretary, Treasurer and Director, control approximately 56% of the outstanding voting. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

A large number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Assuming the full conversion of our Series B Preferred Stock, we will have approximately 160,260,513 shares of common stock outstanding as of May 10, 2007. As restrictions on resale of such additional shares end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

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

As of May 10, 2007, there are outstanding warrants entitling the holders to purchase up to 31,441,380 common shares at an exercise price of $0.326 per share. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the warrants.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time subject to legal claims and legal proceedings that arise in the ordinary course of its business. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation. Other than the summary below, the Management is not currently aware of any claims and litigation against Infosmart.

In Re: Factory 2-U Stores, Inc., U.S. Bankruptcy Court, District of Delaware - Adv. Proc. No. 005-30480. On March 7, 2006, a complaint was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. The Company has defended against the preference claim by asserting that such transfers were made in the ordinary course of business. This bankruptcy proceeding is currently scheduled for trial on May 17, 2007.  The Company plans to defend this claim vigorously.

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

2.6	Amended and Restated Guarantee and Assumption Agreement by and among Cyber, IS International, IS Technology and IS Media dated August 16, 2006 (7)

2.7	Voting Agreement by and among the Infosmart Stockholders and KI Equity dated August 16, 2006 (7)

2.8	Escrow Agreement by and among Cyber, KI Equity, Infosmart, the Infosmart Stockholders and Richardson, as escrow agent, dated August 16, 2006 (7)

2.9	Financial Advisory Agreement by an among Keating Securities LLC and Cyber Merchants Exchange Inc. dated August 16, 2006 (7)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Text of Amendment to Bylaws (9)

3.4	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series A Convertible Preferred Stock

3.5	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series B Convertible Preferred Stock

4.1	Lock-Up Agreement (2)

4.2	Specimen Stock Certificate for Shares of Common Stock of the Company (4)

4.3	Warrant expiring October 15, 2002 issued by the Company to Burlington Coat Factory Warehouse Corporation on October 15, 1997 (1)

4.4	Warrant expiring February 10, 2004 issued by the Company to Imperial Bank on February 10, 1999 (4)

4.5	Warrant expiring May 25, 2005 issued by the Company to Factory 2-U on May 25, 2000 (3)

10.1	Lease of registrant's facilities dated January 29, 2004

10.2	Lease of registrant's facilities dated March 22, 2006

10.3	Lease of registrant's facilities dated September 16, 2003

10.4	Lease of registrant's facilities dated July 25, 2003

10.5	Lease of registrant's facilities dated September 30, 2003

10.6	Placement Agent Agreement dated July 7, 2006 between the Registrant, Securities, LLC and Axiom Capital Management, Inc. * (7)

10.7	Form of Subscription Agreement between the Registrant and the Investor to be identified therein (7)

10.8	Registration Rights Agreement (7)

10.9	Form of Common Stock Purchase Warrant (7)

10.10	Assignment and Assumption of Placement Agreement by an among Infosmart, Cyber, Keatings Securities, LLC and Axiom Capital Management, Inc. dated August 16, 2006 (7)

10.11	Appointment Letter Agreement by and among Po Nei Sze and Infosmart Group Limited dated June 1, 2006 (7)

10.12	Appointment Letter Agreement by and among Andrew Chang and Infosmart Group Limited dated July 1, 2006 (7)

10.13	Appointment Letter Agreement by and among Chung Kwok (aka Andy Kwok) and Infosmart Group Limited dated July 1, 2006 (7)

10.14	Cooperation Agreement by and among Infoscience Media Ltd. and Infoscience Holdings Ltd. dated December 1, 2005 (7)

10.15	Cooperation Agreement by and among Info Smart Technology Limited. and Mega Century Limited dated January 1, 2006 (7)

10.16	Amendment Agreement by and among Info smart Technology Limited, Info Smart International Enterprises Limited, and Mega Century Ltd. dated January 1, 2006 (7)

10.17	Banking Facilities Letter Agreement by and between Infoscience Media Limited and Hang Seng Bank Limited dated September 15, 2005 (7)

10.18	General Banking Facilities Agreement by and between Info Smart Technology Ltd. and Chiyu Banking Corporation Limited dated November 28, 2003 (7)

10.19	Contract for two Automatic Dual Track DVDR Manufacturing Systems "Streamline II DVDR" between Infoscience Media Ltd. and ACME Cassette Manufacturing Limited dated September 15, 2004 (7)

10.20	Sale and Purchase Agreement between Infoscience Media Limited and New Passion Investments Limited dated December 1, 2006 (8)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (9)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (9)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (9)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (9)
__________________
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

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSMART GROUP, INC. (Registrant)

Date: May 15, 2007	By:	/s/ Chung Kwok
Chung Kwok Chief Executive Officer and President