Form 10QSB
period 2007-06-30
Infosmart Group, Inc.
filed 2007-08-15
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-15643

INFOSMART GROUP, INC.

(Exact name of small business issuer as specified in it charter)

California	95-4597370
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 138,199,355 issued and outstanding as of August 10, 2007.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☒

INFOSMART GROUP, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED JUNE 30, 2007

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Infosmart Group Inc.

Condensed Consolidated Financial Statements
For the six months ended June 30, 2007 and 2006
(Stated in US Dollars)

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006

Index to financial statements

PAGES

Condensed consolidated statements of operations	3

Condensed consolidated balance sheets	4 - 5

Condensed consolidated statements of cash flows	6 - 7

Notes to condensed consolidated financial statements	8 - 21

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30		Six months ended June 30,
	2007	2006	2007	2006

Net sales	$19,608,031	$6,330,486	$27,306,446	$12,562,004

Cost of sales	(14,506,478)	(4,436,765)	(20,419,825)	(9,077,139)

Gross profit	5,101,553	1,893,721	6,886,621	3,484,865

Administrative expenses	(1,254,629)	(399,731)	(2,185,679)	(731,409)

Selling and distributing costs	(161,533)	(150,426)	(241,049)	(198,713)

Income from operations	3,685,391	1,343,564	4,459,893	2,554,743

Other income - note 5	90,740	119,725	579,699	171,250

Interest expenses	(191,900)	(127,335)	(334,440)	(275,486)

Income before income taxes	3,584,231	1,335,954	4,705,151	2,450,507

Income taxes - note 6	(287,540)	(242,048)	(503,177)	(437,095)

Net income	3,296,691	$1,093,906	4,201,974	$2,013,412

Minority interest	5,024		5,024

Net income before dividend	3,301,715		4,206,998

Series B preferred dividend	(124,712)	-	(250,123)	-

Net income applicable to common shareholders	3,177,003	$1,093,906	3,956,875	$2,013,412

Earning per share - note 13

- basic	$0.02	$1,093,906	$0.03	$2,013,412

- dilutive	$0.02	$1,093,906	$0.03	$2,013,412

Weighted average shares outstanding

- basic	137,224,640	1	137,224,640	1

- dilutive	138,083,549	1	138,083,549	1

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$611,214	$206,258
Restricted cash	202,892	552,193
Trade receivables (net of allowance for doubtful accounts of $Nil for 2007 and 2006)	14,855,580	6,171,366
Prepaid expenses and other receivables - note 8	1,309,585	269,477
Inventories (net of allowance of $Nil for 2007 and 2006) - note 9	2,398,827	1,058,039

Total current assets	19,378,098	8,257,333
Deferred tax assets - note 6	33,530	459,823
Plant and equipment, net - note 10	32,614,314	33,911,540
Intangible assets	1,937,785	2,092,809

TOTAL ASSETS	$53,963,727	$44,721,505

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$8,303,242	$2,926,078
Other payables and accrued liabilities - note 11	6,311,654	8,756,675
Income tax payable	569,515	363,645
Current portion of bank borrowings - note 12	4,909,623	3,503,654
Finance lease payable	5,573	-
Current portion of other loans	1,680,456	1,268,044

Total current liabilities	21,780,063	16,818,096
Non-current portion of bank borrowings - note 12	3,463,516	2,893,927
Non-current portion of other loans	1,421,064	1,884,202
Non-current portion of finance lease payable	1,066	-
Advance from a related party	1,178,626	927,991
Deferred tax liabilities - note 6	2,811,843	3,001,360

TOTAL LIABILITIES	$30,656,178	$25,525,576

COMMITMENTS AND CONTINGENCIES - note 14

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Series B Redeemable Convertible Preferred Stock: No par value -
note 15
Authorized 1,800,000 shares; Issued and outstanding:
2007 - 858,909 shares and 2006 - 911,974.54 shares	$2,431,690	$2,581,926

STOCKHOLDERS’ EQUITY
Common stock: No par value - note 15
Authorized: 300,000,000 shares; Issued and outstanding:
2007 - 137,224,640.29 shares and 2006 - 135,801,426.44 shares	1,671,137	1,520,901
Preferred stock: No par value Authorized 7,000,000 shares; Issued and outstanding: 2007 and 2006 - nil shares	-	-
Series A Convertible Preferred Stock: No par value Authorized 1,200,000 shares; Issued and outstanding: 2007 and 2006 - nil shares	-	-
Additional paid-in-capital - note 15	8,118,664	8,118,664
Accumulated other comprehensive income	127,195	19,237
Minority interest	46,787	-
Retained earnings	10,912,076	6,955,201

TOTAL STOCKHOLDERS’ EQUITY	23,307,549	16,614,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,963,727	$44,721,505

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities
Net income	$4,201,974	$2,013,412
Adjustments to reconcile net income to net cash flows
(used in) provided by operating activities:
Depreciation	1,339,944	889,343
Deferred income taxes	304,566	437,095
Amortization of license usage right	141,090	-
Loss on disposal of property, plant and equipment	181,617	-
Changes in operating assets and liabilities:
Trade receivables	(8,684,297)	(2,535,796)
Prepaid expenses and other receivables	(1,041,500)	(600,322)
Inventories	(1,346,519)	309,856
Trade payables	5,393,014	994,865
Income tax payable	207,840	-
Other payables and accrued liabilities	(2,389,115)	(125,983)

Net cash flows (used in) provided by operating activities	(1,691,386)	1,382,470

Cash flows from investing activities
Payment for acquisition of fixed assets	(1,008,557)	(1,385,893)
Proceeds from disposal of plant and equipment	777,183	-

Net cash flows used in investing activities	(231,374)	(1,385,893)

Cash flows from financing activities
Dividend paid	(250,123)	-
New bank loans raised	2,568,430	618,720
Repayment of non-recurring bank loans	(547,856)	(372,741)
Repayment of other loans	(33,651)	-
Decrease (increase) in restricted cash	347,833	(3,944)
Increase in bank overdrafts	-	(38,527)
Advance from a related party	247,530	515,600
Repayment from a related party	-	(628,771)
Repayment of obligations under capital leases	(3,723)	(52,651)

Net cash flows provided by financing activities	2,328,440	37,686

Effect of foreign currency translation on cash and cash equivalents	(724)	(412)

Net (decrease) increase in cash and cash equivalents	404,956	33,851

Cash and cash equivalents, beginning of period	206,258	154,368

Cash and cash equivalents, end of period	$611,214	$188,219

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	2007	2006

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$261,778	$275,486
Income taxes	51,480	-
Non-cash investing and financing activities:
Conversion of Series B shares to common stock	$150,236	-

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

3.	Continuance of operations

These financial statements have been prepared on a going concern basis. Due to the fact that the Company is engaged in a capital intensive industry, the Company’s working capital (deficit) as of June 30, 2007 was $2,401,965. Its ability to continue as a going concern is dependent upon the ability of the Company to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company plans to satisfy its capital needs through revenue generated from its business and financing transactions through the sale of equity or debt securities.

4.	Summary of significant accounting policies

Principals of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation.

Minority Interests

For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties for setting up a subsidiary, Discobrás, in Brazil. Discobrás has a social capital of $8,046,281 (equivalent to R$17,385,600), of which 99.42% or $8,000,000 (equivalent to R$17,285,600) (“Investment Cost”) has been subscribed by the Company. As of June 30, 2007, neither one of the two independent third parties had fully satisfied their required capital contribution by any means. The minority interests have been recognized in the accompanying financial statements.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

The Company’s common stock equivalents at June 30, 2007 include the following:

Convertible redeemable preferred stock Series B	23,035,875
Detachable common stock warrants	28,510,345
Placement agent warrants	2,931,035

54,477,255

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
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

5.	Other income

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income	$817	$3,792	$4,501	$6,107
Scrap sales and other income	89,923	115,933	575,198	165,143

	$90,740	$119,725	$579,699	$171,250

6.	Income taxes

The components of the provision for income taxes in Hong Kong are:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$213,376	$-	$214,976	$-
Deferred taxes	74,164	242,048	288,201	437,095

	$287,540	$242,048	$503,177	$437,095

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the three months ended June 30, 2007 and 2006. The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profits tax rate of 17.5% on the estimated assessable profits during the periods.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

6.	Income taxes (cont’d)

Deferred tax (assets) liabilities as of June 30, 2007 and December 31, 2006 are composed of the following:

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Hong Kong
Operating losses available for future periods	$(222,584)	$(475,704
Temporary difference on accelerated tax
depreciation on plant and equipment	3,000,897	3,017,241

The United States
Operating losses available for future periods	(69,147)	(512,105
Valuation allowance	69,147	512,105

Deferred tax liabilities, net	$2,778,313	$2,541,537

Recognized in the balance sheet:
Net deferred tax assets	$(33,530)	$(459,823
Net deferred tax liabilities	2,811,843	3,001,360

	$2,778,313	$2,541,537

7.	Comprehensive income

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Net income applicable to common shareholders	$3,956,875	$2,013,412
Foreign currency translation adjustments	107,958	(24,151)

Total comprehensive income	$4,064,833	$1,989,261

8.	Prepaid expenses and other receivables

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Prepayment for operating activities	$-	$41,409
Rental and utility deposits	94,534	96,260
Other receivables for advancement	1,215,051	131,808

	$1,309,585	$269,477

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

9.	Inventories

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$1,314,840	$205,481
Finished goods	1,083,987	852,558

	$2,398,827	$1,058,039

10.	Plant and equipment

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Costs
Production lines and equipment	$38,136,734	$36,689,884
Leasehold improvements	2,204,997	1,144,540
Furniture, fixtures and office equipment	212,735	70,247
Motor vehicles	70,037	54,753

	40,624,503	37,959,424

Accumulated depreciation
Production lines and equipment	7,340,802	6,151,290
Leasehold improvements	596,431	637,856
Furniture, fixtures and office equipment	35,507	32,020
Motor vehicles	37,449	29,202

	8,010,189	6,850,368

Net
Production lines and equipment	30,795,932	30,538,594
Leasehold improvements	1,608,566	506,684
Furniture, fixtures and office equipment	177,228	38,227
Motor vehicles	32,588	25,551

	$32,614,314	$31,109,056
Construction in progress, at cost	-	2,802,484

	$32,614,314	$33,911,540

INFOSMART GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

10.	Plant and equipment (cont’d)

An analysis of production lines and equipment pledged to banks for banking facilities (note 12(a)) granted to the Company is as follows:

	Pledged for banking facilities
	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Costs	$8,292,351	$8,333,280
Accumulated depreciation	(422,807)	(133,230)

Net	$7,869,544	$8,200,050

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Depreciation for the period	$143,745	$84,139

The components of depreciation charged are:

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Included in factory overheads
Production lines and equipment	$1,143,458	$383,629

Included in operating expenses
Leasehold improvements	180,562	49,529
Furniture, fixtures and office equipment	14,716	5,864
Motor vehicles	8,248	2,744

	203,526	58,137

	$1,346,984	$441,766

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

11.	Other payables and accrued liabilities

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Customers deposits	$169,233	$117,306
Accrued professional fee	1,358	264,327
Staff costs payable	201,931	210,920
Other loans interest payable	-	127,632
Due to the ex-shareholder of IHL	2,631,047	4,277,656
Due to a related company, Eternal Scene	-	514,401
Payables for acquisition costs of plant and equipment	2,084,079	2,871,667
Other accrued expenses for operations	1,224,006	372,766

	$6,311,654	$8,756,675

12.	Bank borrowings

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Secured:
Bank overdrafts repayable on demand	$-	$-
Repayable within one year
Non-recurring bank loans	2,304,180	1,738,029
Other bank borrowings	2,157,781	1,765,625

	4,461,961	3,503,654

Repayable after one year Non-recurring bank loans	3,239,685	2,893,927

	$7,701,646	$6,397,581

The above banking borrowings were secured by the following:-

(a)	first fixed legal charge over 17 DVDR production lines with carrying amounts of $7,869,544 (note 10); and

(b)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

13.	Earnings per share

The weighted average number of shares outstanding for 2006 represents the number of common stock equivalent of Series A Convertible Preferred Stock (110,236,841) issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock.

The Company’s common stock equivalents at June 30, 2007 include the following:

Convertible redeemable preferred stock Series B	23,035,875
Detachable common stock warrants	28,510,345
Placement agent warrants	2,931,035

54,477,255

The calculation of basic earnings per share is based on the net income applicable to common shareholders for the three months ended June 30, 2007 of $3,301,714 (three months ended June 30, 2006: $1,093,906) and the weighted average number of common shares on issue during the three months ended June 30, 2007 of 137,224,640 (three months ended June 30, 2006: 1).

The calculation of diluted earnings per share is based on the net income applicable to common shareholders for the three months ended June 30, 2007 of $3,051,591 (three months ended June 30, 2006: $1,093,906) after adjusting for Series B preferred dividend of $250,123 (three months ended June 30, 2006 : $Nil) and the weighted average number of common shares on issue during the three months ended June 30, 2007 of 138,083,549 (three months ended June 30, 2006: 1) after adjusting for the number dilutive potential common shares of 23,035,875 (three months ended June 30, 2006 : $Nil). Detachable common stock warrants and placement agent warrants have been excluded from the computation of diluted earnings per share as they were non-dilutive.

14.	Commitments and contingences

Contingencies

The case of In Re: Factory 2-U Stores, Inc. (U.S. Bankruptcy Court, District of Delaware - Adv. Proc. No. 005-30480) remains outstanding.  On March 7, 2006, a complaint was filed against Cyber Merchants in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from Cyber $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. The Company has defended against the preference claim by asserting that such transfers were made in the ordinary course of business. On May 22, 2007, all parties entered into a settlement agreement to settle this bankruptcy proceeding. However, such settlement and the case’s dismissal with prejudice was subject to the bankruptcy court’s approval. The bankruptcy court approved the settlement and dismissed the complaint with prejudice on June 21, 2007.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

15.	Common stock and convertible preferred stock

	Common stock		Series B		Additional
	No. of		No. of		paid-in
	shares	Amount	shares	Amount	Capital

Balance, January 1, 2007	135,801,426	$1,520,901	911,974	$2,581,926	$8,118,664

Conversion of Series B to
common stock on
various dates	1,423,214	150,236	(53,065)	(150,236)	-

Balance, June 30, 2007	137,224,640	$1,671,137	858,909	$2,431,690	$8,118,664

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

Conversion: The outstanding and unconverted Series B Convertible Preferred Stock shall be converted into shares of the Company’s common stock at the Conversion Price then in effect by delivering to the holders an Automatic Conversion Notice upon the happening of all of the following events: (i) for each of the twenty (20) consecutive Trading Days immediately preceding the date of delivery of the Automatic Conversion Notice, the daily Closing Price of the Common Stock shall be equal to at least two hundred fifty percent (250%) of the Conversion Price in effect as of the date immediately preceding the date of the Automatic Conversion Notice; and (ii) the daily trading volume of the Common Stock for each of the Trading Days during such twenty (20) Trading day period shall be at least 500,000 shares; provided, however, no such conversion is permitted unless at the time of the delivery of the Automatic Conversion Notice and on the Automatic Conversion Date, (A) The Company is in compliance with all of its obligations under this Certificate of Determination and the Transaction Documents, (B) during each of the Trading Days in such twenty (20) day period, the Registration Statement has been effective and has not been suspended by the SEC, (C) as of the Conversion Date, the Registration Statement is effective and has not been suspended by the SEC and no event has occurred which will likely result in the Registration Statement being declared ineffective or suspended by the SEC, and (D) no Triggering Event (as described under “Redemption Rights” in the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2006) has occurred and is continuing.

Any outstanding Series B Convertible Preferred Stock not yet converted will be converted automatically two years from the date of the issuance of such stock at the then effective Conversion Price.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. The Company fully complied the contribution requirement and total pension cost was $25,316 and $18,510 for the three months ended June 30, 2007 and 2006 respectively.

17.	Segment Information

The Company is engaged in the manufacture and distribution of DVDR, CDR and Memory stick (Flash card and Micro SD). The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar. Information for the products of DVDR and CDR is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:-

	Flash drive and memory card		DVDR and Related Products		CDR		Total
	Six months ended June 30		Six months ended June 30		Six months ended June 30		Six months ended June 30
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$4,980,000	$-	$21,148,701	$11,172,151	$1,177,745	$1,389,853	$27,306,446	$12,562,004
Segment profit	858,100	-	3,644,115	2,179,384	202,936	271,123	4,705,151	2,450,507

	Three months ended June 30		Three months ended June 30		Three months ended June 30		Three months ended June 30
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$4,980,000	$-	$14,072,844	$4,966,128	$555,187	$1,364,358	$19,608,031	$6,330,486
Segment profit	910,314	-	2,572,432	1,069,391	101,485	266,563	3,584,231	1,335,954

	As of		As of		As of		As of
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$13,705,576	$-	$38,730,208	$42,584,004	$1,527,943	$2,137,501	$53,963,727	$44,721,505

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

17.	Segment Information (cont’d)

Other than the production lines and equipment, leasehold improvements and furniture, fixtures and office equipment with carrying amounts of $14,023,463, $1,158,274 and $153,060 respectively (December 31, 2006 : production lines and equipment and construction in progress of $12,900,406 and $2,802,484 respectively) located in Brazil, all of the Company’s long-lived assets are located in Hong Kong. Geographic information about net sales, which are classified based on location of the customers, is set out as follows:-

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Australia	$3,001,495	$1,483,890	$5,847,333	$1,901,817
Brazil	6,787,341	183,026	9,308,728	2,069,562
Chile	-	231,371	-	324,673
Czech Republic	-	207,718	-	413,879
China and Hong Kong	8,968,899	1,802,701	9,642,272	2,298,362
Thailand	-	-	427,110	-
Turkey	-	-	147,498	-
United Kingdom	22,284	933,507	165,210	3,795,614
United States	716,285	870,613	1,486,052	962,204
Other countries	111,727	617,660	282,243	795,893
Total	$19,608,031	$6,330,486	$27,306,446	$12,562,004

18.	Comparative amounts

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

We produce our products through our main operational business subsidiary, Infoscience Media Limited (“IS Media”), at our state of the art DVDR and CDR manufacturing facilities in Hong Kong. In December 2006, IS Media acquired 100% of the issued and outstanding common stock of Infoscience Holdings Limited (“IHL”). IS Media has a cooperation agreement with IHL wherein it manufactures its DVDRs using certain patent licenses owned by IHL. IS Media acquired IHL to guarantee the continuation of this cooperation agreement. Our Brazilian subsidiary, Discobras Industria E Comercio de Electro Eletronica Limiteda (“Discobras”) has obtained all required government-issued licenses and necessary documents and approvals for operating a DVDR production facility in Brazil. We installed DVDR manufacturing equipment at the Brazilian subsidiary in February 2007 and began trial production there in March 2007. Regular production commenced gradually beginning April 2007. In addition, we have incorporated a new subsidiary, Portabello Global Limited (“Portabello”) for distributing and reselling our recordable digital versatile discs and media to customers in South America.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated on consolidation.

Minority Interests. For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties for setting up a subsidiary, Discobrás, in Brazil. Discobrás has a social capital of $8,046,281 (equivalent to R$17,385,600),of which 99.42% or $8,000,000 (equivalent to R$17,285,600) (“Investment Cost”) has been subscribed by the Company. As of June 30, 2007, neither one of the two independent third parties had fully satisfied their required capital contribution by any means. The minority interests have been recognized in the accompanying financial statements.

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

The Company's common stock equivalents at June 30, 2007 include the following:

Convertible redeemable preferred stock Series B	23,035,875
Detachable common stock warrants	28,510,346
Placement agent warrants	2,931,034
54,477,255

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

RESULTS OF OPERATIONS

Comparison of the Three Months and Six Months Ended June 30, 2007 and June 30, 2006The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three months ended June 30				Six months ended June 30
	2007	% of	2006	% of	2007	% of	2006	% of
	Unaudited	Revenue	Unaudited	Revenue	Unaudited	Revenue	Unaudited	Revenue
NET SALES	$19,608,031	100%	$6,330,486	100%	$27,306,446	100%	$12,562,004	100%

COST OF SALES	14,506,478	73.98%	4,436,765	70.09%	20,419,825	74.78%	9,077,139	72.26%

GROSS PROFIT	5,101,553	26.02%	1,893,721	29.91%	6,886,621	25.22%	3,484,865	27.74%

ADMINISTRATIVE EXPENSES	1,254,629	6.40%	399,731	6.31%	2,185,679	8.00%	731,409	5.82%

SESELLING AND DISTRIBUTING COSTS	161,533	0.82%	150,426	2.38%	241,049	0.88%	198,713	1.58%

INCOME FROM OPERATIONS	3,685,391	18.80%	1,343,564	21.22%	4,459,893	16.33%	2,554,743	20.34%

OTHER INCOME	90,740	0.46%	119,725	1.89%	579,699	2.12%	171,250	1.36%

INTEREST EXPENSES	191,900	0.98%	127,335	2.01%	334,440	1.22%	275,486	2.19%

INCOME BEFORE INCOME TAXES	3,584,231	18.28%	1,335,954	21.10%	4,705,152	17.23%	2,450,507	19.51%

INCOME TAXES	287,540	1.47%	242,048	3.82%	503,177	1.84%	437,095	3.48%

NET INCOME	3,296,691	16.81%	1,093,906	17.28%	4,201,975	15.39%	2,013,412	16.03%

MINORITY INTERESTS	(5,024)	0.03%	-	0%	(5,024)	0.02%	-	0%

SESERIES B PREFERRED DIVIDENDS	124,712	0.64%	-	0%	250,123	0.92%	-	0%

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$3,177,003	16.20%	$1,093,906	17.28%	$3,956,876	14.49%	$2,013,412	16.03%

 Comparison of Three Months Ended June 30, 2007 and 2006

Net Sales. For the three months ended June 30, 2007, net sales increased approximately three times relative to the three months ended June 30, 2006, from $6,330,486 to $19,608,031. The substantial increase in revenue was mainly due to the continuous growth in our Brazilian, Australian, North American and Asian markets, but this was partly offset by a significant decrease of our net sales in Europe. We have also initiated product diversification into other non-diskette storage media like Flash products to certain distributors to test the Brazilian and South American markets, in addition to our current market penetration for disk-type storage media. This decrease in sales in Europe resulted from our policy of geographical diversification and reflects our shift of focus from the lower margin European markets to higher margin markets, such as Asia and Brazil.

Cost of Sales. Cost of sales increased from $4,436,765, or approximately 70.09% of net sales for the three months ended June 30, 2006, to $14,506,478, or approximately 73.98% of net sales for the three months ended June 30, 2007. The approximately 226% increase was primarily attributable to the increase in our volume of sales. The increase in the cost of sales was also in line with the increase in our net sales.

Gross Profit. Gross profit increased approximately 169% from $1,893,721 for the three months ended June 30, 2006 to $5,101,553 for the three months ended June 30, 2007. This increase in gross profit was primarily due to the increase in our volume of sales generally as well as in higher margin markets, such as Brazil. In addition, the slight decrease of our gross profit percentage from approximately 29.91% for the three months ended June 30, 2006 to approximately 26.02% for the three months ended June 30, 2007 was due to the slight decrease in sales prices for our Hong Kong manufactured products. As our new Brazil facilities were not fully operational during the entire second quarter of 2007, their contribution to the Company was not maximized. However, our successful testing of the Brazilian market for non-diskette storage media has contributed to our gross profits with only limited sales of this new product lines. We expect that the real potentials of the Brazilian market will be reflected beginning in the third quarter of 2007.

Selling and Distribution Costs. For the three months ended June 30, 2007, selling and distribution costs increased approximately 7.38% from $150,426 to $161,533 relative to the three months ended June 30, 2006. This increase in selling and distribution costs was primarily attributable to the increase in our volume of sales. But this was partly offset by a significant decrease in freight expenses for the second quarter of 2007 due to the continuous effect of using a more competitive freight forwarder.

Administrative Expenses. Administrative expenses included depreciation and amortization charges of $274,070 and $62,947 for the three months ended June 30, 2007 and three months ended June 30, 2006 respectively. The increase of depreciation and amortization charges was mainly due to the amortization of license usage rights of approximately $70,545 for the three months ended June 30, 2007. Excluding the above depreciation and amortization charges, the balance of the administrative expenses increased approximately 191% from $336,784 for the three months ended June 30, 2006 to $980,559 for the three months ended June 30, 2007. This substantial increase in administrative expenses during the three months ended June 30, 2007 was mainly because we incurred approximately $194,986 in additional expenses for top management’s remuneration and the employment of new administrative personnel especially for our new Brazil operation, as well as approximately $37,545 in additional expenses for business travel and advertisements.

Net Income. Net income increased approximately 190% from $1,093,906 for the three months ended June 30, 2006 to $3,177,003 for the three months ended June 30, 2007. Further, the net income margin was 16.2% and 17.28% in the same comparable periods in 2007 and 2006, respectively. This increase in net income was party offset by an increase in administrative expenses, especially in readying our new Brazil facilities for full operation. We believe, however, that the positive impact of our Brazil operations to our business will be reflected beginning in the third quarter of 2007.

Comparison of Six Months Ended June 30, 2007 and 2006

Net Sales. For the six months ended June 30, 2007, net sales increased approximately 117% relative to the six months ended June 30, 2006, from $12,562,004 to $27,306,446. The substantial increase in revenue was mainly due to the continuous growth in our Brazilian, Australian, North American and Asian markets, but this was partly offset by a significant decrease of our net sales in Europe. We have also initiated product diversification into other non-diskette storage media like Flash products to certain distributors to test the Brazilian and South American markets, in addition to our current market penetration for disk-type storage media. This decrease in sales in Europe resulted from our policy of geographical diversification and reflects our shift of focus from the lower margin European markets to higher margin markets, such as Asia and Brazil.

Cost of Sales. Cost of sales increased from $9,077,139, or approximately 72.26% of net sales for the six months ended June 30, 2006, to $20,419,825, or approximately 74.78% of net sales for the six months ended June 30, 2007. The approximately 125% increase was primarily attributable to the increase in our volume of sales. The increase in the cost of sales was also in line with the increase in our net sales.

Gross Profit. Gross profit increased approximately 97.62% from $3,484,865 for the six months ended June 30, 2006 to $6,886,621 for the six months ended June 30, 2007. This increase in gross profit was primarily due to the increase in our volume of sales generally as well as in higher margin markets, such as Brazil. In addition, the slight decrease of our gross profit percentage from approximately 27.74% for the six months ended June 30, 2006 to approximately 25.22% for the six months ended June 30, 2007 was due to the slight decrease in sales prices for our Hong Kong manufactured products. As our new Brazil facilities were not fully operational during the entire second quarter of 2007, their contribution to the Company was not maximized. However, our successful testing of the Brazilian market for non-diskette storage media has contributed to our gross profits with only limited sales of this new product lines. We expect that the real potentials of the Brazilian market will be reflected beginning in the third quarter of 2007.

Selling and Distribution Costs. For the six months ended June 30, 2007, selling and distribution costs increased approximately 21.31% from $198,713 to $241,049 relative to the six months ended June 30, 2006. This increase in selling and distribution costs was primarily attributable to the increase in our volume of sales. But this was partly offset by a significant decrease in freight expenses for the second quarter of 2007 due to the continuous effect of using a more competitive freight forwarder.

Administrative Expenses. Administrative expenses included depreciation and amortization charges of $344,616 and $121,084 for the six months ended June 30, 2007 and six months ended June 30, 2006 respectively. The increase of depreciation and amortization charges was mainly due to the amortization of license usage rights of approximately $141,090 for the six months ended June 30, 2007. Excluding the above depreciation and amortization charges, the balance of the administrative expenses increased approximately 202% from $610,325 for the six months ended June 30, 2006 to $1,841,063 for the six months ended June 30, 2007. This substantial increase in administrative expenses during the six months ended June 30, 2007 was mainly because we wrote off certain leasehold improvements and other fixed assets of approximately $120,000 during the six months ended June 30, 2007 relating to certain leases that terminated after the consolidation of our Hong Kong production facilities last year. We incurred approximately $319,997 in additional expenses for top management’s remuneration and the employment of new administrative personnel especially for our new Brazil operation, as well as approximately $129,988 in additional expenses for business travel and advertisements.

Net Income. Net income increased approximately 109% from $2,013,412 for the six months ended June 30, 2006 to $4,201,975 for the six months ended June 30, 2007. Further, the net income margin was 17.23% and 19.51% in the same comparable periods in 2007 and 2006, respectively. This increase in net income was party offset by an increase in administrative expenses, especially in readying our new Brazil facilities for full operation. We believe, however, that the positive impact of our Brazil operations to our business will be reflected beginning in the third quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 2007

Six Months
Ended June 30,	2007	2006	Change
Net cash (used in) provided by
operating activities	$(1,691,386)	$1,382,470	$(3,073,856)
Net cash (used in)
Investing activities	(231,374)	(1,385,893)	1,154,519
Net cash provided by
Financing activities	2,328,440	37,686	2,290,754

Net cash flow used in operating activities was $1,691,386 for the six months ended June 30, 2007, as compared to net cash flow provided by operating activities of $1,382,470 for the six months ended June 30, 2006. The decrease in our net cash flow used in operating activities for the six months ended June 30, 2007 was mainly due to the increase of the trade receivables relating to the increase of the net sales for the six month ended June 30, 2007. The Company has prudently provided certain credit period to customers for the sales of DVD-R in order to accelerate the penetration into the South American market. On the other hand, the Company has started the trading of Micro SD and Flash memory card as a product diversification move to mitigate the risk of over-concentration on diskette recordable media We have granted the customers of Flash products a 90-day credit, and with the 50% deposit received from these customers, we have applied them to our suppliers as deposit in purchasing Flash products in order to lock-up the pricing of storage product to avoid the risk of upward price fluctuation from the supply side, with a 60-day credit for the remaining balance of such storage products. This strategy is proving to be successful in opening up a new market for the Company for product diversification. We foresee that the Company will be able to bargain with suppliers for better credit terms to match with the cash receipt period and, and we are accordingly planning for the possibility of manufacturing flash product in Brazil such that the benefits to the Company will justify the costs.

Net cash flow used in investing activities was $231,374 for the six months ended June 30, 2007 and $1,385,893 for the six months ended June 30, 2006. The decrease in net cash flow used in investing activities mainly related to the proceeds from disposal of plant and equipment.

Net cash flow provided by financing activities was $2,328,440 for the six months ended June 30, 2007. Compared with net cash flow provided by financing activities of $37,686 for the six months ended June 30, 2006, the increase in our net cash flow was mainly due to the arrangement of the new bank loans raised as at June 30, 2007.

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

MATERIAL EVENT

There was a fire breakout in the building housing our Hong Kong factory in May 2007 that halted our production temporarily. Our Hong Kong production operation was temporarily suspended for about one month as the whole building was closed for police and fire department’s investigation. The incident resulted in business interruption to the Company and some water damages to our equipments. We have since resumed our Hong Kong operation at a level of approximately 80% compared to the first quarter of 2007, and we are negotiating with our insurance company in Hong Kong for compensation resulting from the incident.and the Company has now been resuming its operation and production up to 80% compared to last quarter.

OFF-BALANCE SHEET ARRANGEMENTS
A bank guarantee was given by a bank to an electric utility company on Infosmart’s behalf. This guarantee exempted Infosmart from the obligation of paying a deposit required by the electric utility company. This off-balance sheet arrangement has no effect on the Infosmart’s liquidity, capital resources, market risk support or credit risk support, other than allowing Infosmart to retain approximately $154,000 of deposit that would have been required by the utility company. Infosmart is not aware of any events, demands, commitments, trends or uncertainties that will result in of reasonably likely result in the termination of this arrangement.

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

The following tables summarize our contractual obligations as of June 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$8,373	$4,910	$3,463	$-	$-
Other Indebtedness	3,101	1,680	1,421	-	-
Operating Leases	639	335	304	-	-

Total Contractual Obligations:	$12,113	$6,925	$5,188	$-	$-

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

We operate in a highly competitive, quickly changing environment. We are preparing for high density format DVDR (“HD DVDR”) or Blu-Ray format DVDR production. Thirty two (32) of Infosmart’s forty nine (49) production lines can be upgraded to HD DVDR production at a time of management’s choosing. However, if the market turns in favor of Blu-Ray, the Company will have to purchase new equipment to produce Blu-Ray DVDR discs, and thus the Company’s business and operating results could be adversely affected. If strong competitors challenge us in Brazil and other key markets, we will need to quickly develop an adequate competitive response. If we fail to accurately anticipate market and technological trends, then our business and operating results could be materially and adversely affected.

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

Brazil has in the past experienced extremely high rates of inflation, with annual rates of inflation reaching as high as 2,567% in 1993 (as measured by the Índice Geral de Preços do Mercado published by Fundação Getúlio Vargas, or IGP-M Index). More recently, Brazil’s rates of inflation were 10.4% in 2001, 25.3% in 2002, 8.7% in 2003, 12.4% in 2004, 1.2% in 2005, 3.8% in 2006, and 3% in the six months ended June 30, 2007 (as measured by the IGP-M Index). Inflation, governmental measures to combat inflation and public speculation about possible future actions have in the past had significant negative effects on the Brazilian economy and have contributed to economic uncertainty in Brazil. If Brazil experiences substantial inflation in the future, our costs may increase and our operating and net margins may decrease. Inflationary pressures may also lead to further government intervention in the economy, which could involve the introduction of government policies that may adversely affect the overall performance of the Brazilian economy.

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Assuming the full conversion of our Series B Preferred Stock, we will have approximately 160,260,513 shares of common stock outstanding as of August 10, 2007. As restrictions on resale of such additional shares end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

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

As of August 10, 2007, there are outstanding warrants entitling the holders to purchase up to 22,061,157 common shares at an exercise price of $0.326 per share. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the warrants.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In Re: Factory 2-U Stores, Inc., U.S. Bankruptcy Court, District of Delaware - Adv. Proc. No. 005-30480. On March 7, 2006, a complaint was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. The Company has defended against the preference claim by asserting that such transfers were made in the ordinary course of business. On May 22, 2007, all parties entered into a settlement agreement to settle this bankruptcy proceeding. However, such settlement and the case’s dismissal with prejudice was subject to the bankruptcy court’s approval. The bankruptcy court approved the settlement and dismissed the complaint with prejudice on June 21, 2007.

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

INFOSMART GROUP, INC. (Registrant)

Date: August 14, 2007	By:	/s/ Chung Kwok
Chung Kwok
Chief Executive Officer and President