Form 10QSB/A
period 2007-06-30
Infosmart Group, Inc.
filed 2007-08-17
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

Infosmart Group, Inc. (referred to in this discussion as “we”, “us”, “our”, “Infosmart” or the “Company”) is amending this Quarterly Report on Form 10-QSB for the period ended June 30, 2007 (the “Original Report”) to correct some inadvertent drafting errors contained in the Original Report.

This Form 10-QSB/A includes all of the information contained in the Original Report, and we have made no attempt in this Form 10-QSB/A to modify or update the disclosures presented in the Original Report, except as identified below.

This Form 10-QSB/A amends our financial statements and the notes thereto as follows: (i) revise our consolidated statements of operation for the six months ended June 30, 2007 with respect to (a) income before income taxes, (b) net income, (c) net income before dividend and (d) net income applicable to common shareholders; (ii) revise our consolidated balance sheets as of June 30, 2007 and December 31, 2006 by deleting the lines underscoring the row for the category of finance lease payable and amending the number for the category of total stockholders’ equity; (iii) revise Note 4 and Note 13 with respect to the common stock equivalents of detachable common stock warrants and of placement agent warrants; (iv) revise Note 6 by adding a parenthesis to the numbers reported as of December 31, 2006 for the categories of (a) Hong Kong operating losses available for future periods, (b) the United States operating losses available for future periods and (c) net deferred tax assets; (v) revise Note 10 with respect to the numbers reported as of June 30, 2007 for the categories of (a) costs - production lines and equipment, (b) costs - leasehold improvements, (c) accumulated depreciation - production lines and equipment, (d) accumulated depreciation - leasehold improvements, (e) net - production lines and equipment, (e) net - leasehold improvements, (f) costs of pledges for banking facilities, (g) accumulated depreciation of pledges for banking facilities, (h) net depreciation of pledges for banking facilities and (i) periodic depreciation of pledges for banking facilities (vi) revise Note 10 with respect to the numbers reported as of June 30, 2006 for the categories of (a) periodic depreciation of pledges for banking facilities, (b) depreciation charged included in factory overheads - production lines and equipment, (c) depreciation charged included in operating expenses - leasehold improvements, (d) depreciation charged included in operating expenses - furniture, fixtures and office equipment, (e) depreciation charged included in operating expenses - motor vehicles, (f) total depreciation charged included in operating expenses and (g) depreciation charged included in factory overheads and operating expenses; and (vii) revise Note 12 with respect to the carrying amounts of the 17 DVDR production lines.

The disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report unless expressly noted otherwise. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30		Six months ended June 30,
	2007	2006	2007	2006

Net sales	$19,608,031	$6,330,486	$27,306,446	$12,562,004

Cost of sales	(14,506,478)	(4,436,765)	(20,419,825)	(9,077,139)

Gross profit	5,101,553	1,893,721	6,886,621	3,484,865

Administrative expenses	(1,254,629)	(399,731)	(2,185,679)	(731,409)

Selling and distributing costs	(161,533)	(150,426)	(241,049)	(198,713)

Income from operations	3,685,391	1,343,564	4,459,893	2,554,743

Other income - note 5	90,740	119,725	579,699	171,250

Interest expenses	(191,900)	(127,335)	(334,440)	(275,486)

Income before income taxes	3,584,231	1,335,954	4,705,152	2,450,507

Income taxes - note 6	(287,540)	(242,048)	(503,177)	(437,095)

Net income	3,296,691	$1,093,906	4,201,975	$2,013,412

Minority interest	5,024		5,024

Net income before dividend	3,301,715		4,206,999

Series B preferred dividend	(124,712)	-	(250,123)	-

Net income applicable to common shareholders	3,177,003	$1,093,906	3,956,876	$2,013,412

Earning per share - note 13

- basic	$0.02	$1,093,906	$0.03	$2,013,412

- dilutive	$0.02	$1,093,906	$0.03	$2,013,412

Weighted average shares outstanding

- basic	137,224,640	1	137,224,640	1

- dilutive	138,083,549	1	138,083,549	1

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

COMMITMENTS AND CONTINGENCIES - note 14

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Series B Redeemable Convertible Preferred Stock: No par value -
note 15
Authorized 1,800,000 shares; Issued and outstanding:
2007 - 858,909 shares and 2006 - 911,974.54 shares	$2,431,690	$2,581,926

STOCKHOLDERS’ EQUITY
Common stock: No par value - note 15
Authorized: 300,000,000 shares; Issued and outstanding:
2007 - 137,224,640.29 shares and 2006 - 135,801,426.44 shares	1,671,137	1,520,901
Preferred stock: No par value Authorized 7,000,000 shares; Issued and outstanding: 2007 and 2006 - nil shares	-	-
Series A Convertible Preferred Stock: No par value Authorized 1,200,000 shares; Issued and outstanding: 2007 and 2006 - nil shares	-	-
Additional paid-in-capital - note 15	8,118,664	8,118,664
Accumulated other comprehensive income	127,195	19,237
Minority interest	46,787	-
Retained earnings	10,912,076	6,955,201

TOTAL STOCKHOLDERS’ EQUITY	20,875,859	16,614,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,963,727	$44,721,505

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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

6.	Income taxes (cont’d)

Deferred tax (assets) liabilities as of June 30, 2007 and December 31, 2006 are composed of the following:

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Hong Kong
Operating losses available for future periods	$(222,584)	$(475,704)
Temporary difference on accelerated tax
depreciation on plant and equipment	3,000,897	3,017,241

The United States
Operating losses available for future periods	(69,147)	(512,105)
Valuation allowance	69,147	512,105

Deferred tax liabilities, net	$2,778,313	$2,541,537

Recognized in the balance sheet:
Net deferred tax assets	$(33,530)	$(459,823)
Net deferred tax liabilities	2,811,843	3,001,360

	$2,778,313	$2,541,537

7.	Comprehensive income

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Net income applicable to common shareholders	$3,956,875	$2,013,412
Foreign currency translation adjustments	107,958	(24,151)

Total comprehensive income	$4,064,833	$1,989,261

8.	Prepaid expenses and other receivables

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Prepayment for operating activities	$-	$41,409
Rental and utility deposits	94,534	96,260
Other receivables for advancement	1,215,051	131,808

	$1,309,585	$269,477

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

9.	Inventories

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$1,314,840	$205,481
Finished goods	1,083,987	852,558

	$2,398,827	$1,058,039

10.	Plant and equipment

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Costs
Production lines and equipment	$38,288,110	$36,689,884
Leasehold improvements	2,053,621	1,144,540
Furniture, fixtures and office equipment	212,735	70,247
Motor vehicles	70,037	54,753

	40,624,503	37,959,424

Accumulated depreciation
Production lines and equipment	7,340,088	6,151,290
Leasehold improvements	597,145	637,856
Furniture, fixtures and office equipment	35,507	32,020
Motor vehicles	37,449	29,202

	8,010,189	6,850,368

Net
Production lines and equipment	30,948,022	30,538,594
Leasehold improvements	1,456,476	506,684
Furniture, fixtures and office equipment	177,228	38,227
Motor vehicles	32,588	25,551

	$32,614,314	$31,109,056
Construction in progress, at cost	-	2,802,484

	$32,614,314	$33,911,540

INFOSMART GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

10.	Plant and equipment (cont’d)

An analysis of production lines and equipment pledged to banks for banking facilities (note 12(a)) granted to the Company is as follows:

	Pledged for banking facilities
	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Costs	$14,690,943	$8,333,280
Accumulated depreciation	(2,750,785)	(133,230)

Net	$11,940,158	$8,200,050

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Depreciation for the period	$512,812	$168,279

The components of depreciation charged are:

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Included in factory overheads
Production lines and equipment	$1,143,458	$768,259

Included in operating expenses
Leasehold improvements	180,562	103,838
Furniture, fixtures and office equipment	14,716	11,758
Motor vehicles	8,248	5,488

	203,526	121,084

	$1,346,984	$889,343

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

The above banking borrowings were secured by the following:-

(a)	first fixed legal charge over 17 DVDR production lines with carrying amounts of $11,940,158 (note 10); and

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

INFOSMART GROUP, INC. (Registrant)

Date: August 17, 2007	By:	/s/ Chung Kwok
Chung Kwok
Chief Executive Officer and President