Form 10QSB
period 2007-09-30
Infosmart Group, Inc.
filed 2007-11-14
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 143,599,245  issued and outstanding as of November 13, 2007.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☒

INFOSMART GROUP, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED SEPTEMBER 30, 2007

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Infosmart Group Inc.

Condensed Consolidated Financial Statements
For the nine months ended September 30, 2007
and 2006
(Stated in US Dollars)

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

Index to financial statements

PAGES

Condensed consolidated statements of operations	5

Condensed consolidated balance sheets	6

Condensed consolidated statements of cash flows	7

Notes to condensed consolidated financial statements	8-21

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Three months ended September 30		Nine months ended September 30,
	2007	2006	2007	2006

Net sales	$25,615,603	$7,560,552	$52,922,049	$20,122,556

Cost of sales	(21,041,992)	(5,405,277)	(41,461,818)	(14,487,445)

Gross profit	4,573,611	2,155,275	11,460,231	5,635,111

Administrative expenses	(1,035,288)	(447,487)	(3,220,967)	(1,134,465)

Selling and distributing costs	(142,983)	(158,081)	(384,032)	(396,195)

Income from operations	3,395,340	1,549,707	7,855,232	4,104,451

Professional expenses related to restructuring and Share Exchange	-	(2,753,390)	-	(2,753,390)

Other income - note 5	833,843	159,767	1,413,542	331,017

Interest expenses	(144,480)	(132,279)	(478,920)	(407,765)

Income before income taxes	4,084,703	(1,176,195)	8,789,854	1,274,313

Income taxes - note 6	(606,662)	(261,176)	(1,109,839)	(698,271)

Net income	3,478,041	(1,437,371)	7,680,015	576,042

Minority interest	2,252	-	7,276	-

Net income before dividend	3,480,293	(1,437,371)	7,687,291	576.042

Series B preferred dividend	(114,045)	(66,978)	(364,168)	(66,978)

Series B preferred deemed dividend	-	(2,297,157)	-	(2,297,157)

Net income applicable to common shareholders	3,366,248	(3,801,506)	7,323,123	(1,788,093)

Earning per share - note 13

- basic	$0.02	$(0.03)	$0.05	$(0.02)

- dilutive	$0.02	$(0.03)	$0.05	$(0.02)

Weighted average shares outstanding

- basic	142,294,295	1	142,294,295	1

- dilutive	142,964,178	1	142,964,178	1

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$597,203	$206,258
Restricted cash	191,507	552,193
Trade receivables (net of allowance for doubtful accounts of $Nil for 2007 and 2006)	22,195,098	6,171,366
Prepaid expenses and other receivables - note 8	374,970	269,477
Inventories (net of allowance of $Nil for 2007 and 2006) - note 9	1,359,443	1,058,039
Due from related parties	5,607	-

Total current assets	24,723,828	8,257,333
Deferred tax assets - note 6	43,336	459,823
Plant and equipment, net - note 10	32,080,028	33,911,540
Intangible assets	1,883,442	2,092,809

TOTAL ASSETS	$58,730,634	$44,721,505

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$10,261,658	$2,926,078
Other payables and accrued liabilities - note 11	6,036,988	8,756,675
Income tax payable	979,085	363,645
Current portion of bank borrowings - note 12	5,067,652	3,503,654
Finance lease payable	17,488	-
Current portion of other loans	1,691,098	1,268,044
Dividends payable – Series B	9,455	-

Total current liabilities	24,063,424	16,818,096
Non-current portion of bank borrowings - note 12	2,793,133	2,893,927
Non-current portion of other loans	1,518,917	1,884,202
Non-current portion of finance lease payable	-	-
Advance from a related party	933,092	927,991
Deferred tax liabilities - note 6	2,808,096	3,001,360

TOTAL LIABILITIES	$32,116,662	$25,525,576

COMMITMENTS AND CONTINGENCIES – note 14
Series B Redeemable Convertible Preferred Stock: No par value - note 15
Authorized 1,800,000 shares; Issued and outstanding:
2007 – 669,883 shares and 2006 – 911,974.54 shares	$1,896,533	$2,581,926

STOCKHOLDERS’ EQUITY
Common stock: No par value – note 15
Authorized: 300,000,000 shares; Issued and outstanding:
2007 – 142,294,295.96 shares and 2006 – 135,801,426.44 shares	2,206,294	1,520,901
Preferred stock: No par value
Authorized 7,000,000 shares; Issued and outstanding: 2007 and 2006 – nil shares	-	-
Series A Convertible Preferred Stock: No par value
Authorized 1,200,000 shares; Issued and outstanding: 2007 and 2006 – nil shares	-	-
Additional paid-in-capital – note 15	8,118,664	8,118,664
Accumulated other comprehensive income	(13,177)	19,237
Dividend	(364,168)	-
Minority interests	47,459	-
Retained earnings	14,722,367	6,955,201

TOTAL STOCKHOLDERS’ EQUITY	24,717,439	16,614,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,730,634	$44,721,505

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities
Net income	7,680,015	$576,042
Adjustments to reconcile net income to net cash flows
(used in) provided by operating activities:
Depreciation	2,079,711	1,344,673
Deferred income taxes	223,223	698,271
Professional expenses related to Restructuring and Share Exchange	-	2,623,794
Amortization of license usage right	209,367	-
Loss on disposal of property, plant and equipment	119,898	-
Changes in operating assets and liabilities:
Trade receivables	(16,023,732)	(2,852,723)
Prepaid expenses and other receivables	(105,493)	(1,512,697)
Inventories	(301,404)	450,367
Amount due from related party	(5,607)	-
Trade payables	7,335,580	595,552
Advance from a related party	615,440	(1,321,423)
Dividend payable	9,455	-
Other payables and accrued liabilities	(2,719,687)	(290,346)

Net cash flows (used in) provided by operating activities	(883,234)	311,510

Cash flows from investing activities
Payment for acquisition of fixed assets	(1,288,719)	(1,939,885)
Proceeds from disposal of plant and equipment	920,622	-
Cash acquired on the acquisition of a subsidiary	-	28,664

Net cash flows used in investing activities	(368,097)	(1,911,221)

Cash flows from financing activities
Dividend paid	(364,168)	-
New bank loans raised	2,568,430	618,240
Repayment of non-recurring bank loans	(1,105,226)	(925,643)
Net advancement (repayment) of other bank borrowings	-	(1,355,836)
Net advancement/(repayment) of other loans	57,769	(503,574)
Decrease (increase) in restricted cash	360,686	(370,076)
Increase in bank overdrafts	-	(258,621)
Proceeds from issuance of Infosmart common stock	-	999
Proceeds from the issuance of Series B preferred stock and detachable common stock warrants	-	7,650,000
Preferred stock issuance costs and recapitalization costs	-	(1,172,302)
Advance from a related party	5,101	-
New obligations under capital leases	17,488	-
Repayment of obligations under capital leases	-	(52,610)

Net cash flows provided by financing activities	1,540,080	3,630,577

Effect of foreign currency translation on cash and cash equivalents	102,196	(7,025)

Net (decrease) increase in cash and cash equivalents	390,945	2,023,841

Cash and cash equivalents, beginning of period	206,258	154,368

Cash and cash equivalents, end of period	597,203	$2,178,209
Supplemental disclosures for cash flow information:
Cash paid for:
Interest	261,778	$455,786
Income taxes	51,480	-
Non-cash investing and financing activities:
Issuance of Placement Agent warrants		$644,801
Value of exchange transaction and financing services rendered in exchange for shares of common stock	-	747,000
Value of exchange transaction and financing services rendered in exchange of Series A shares	-	1,426,794
Conversion of Series B Shares to common stock	685,393	-

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

The Company, through its wholly owned subsidiary, Infosmart Group Limited (“Infosmart”), is engaged in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) and recordable compact discs (“CDR”), optical digital discs used for storing data and interactive sequences as well as audio and video files, under a cooperation agreement signed with another wholly owned subsidiary. Through the cooperation agreement, the Company is able to manufacture DVDR and CDR under license agreement granted from the intellectual property owner and the manufacturing license issued by the Customs and Excise Department of Hong Kong.

The key raw materials for the production of the Company’s products are PC resin and silver granule. PC resin is mainly used in the molding of DVDR and CDR. Silver granule is mainly used in coating the DVDR and CDR.

The Company’s main suppliers are located in Hong Kong while the Company’s customers are located both in Hong Kong and overseas including Australia, Europe, North America and South America. The Company’s major customers include distributors and retail traders. The Company currently manufactures and ships its products from Hong Kong where the Company operates a state-of- the-art DVDR and CDR manufacturing facility.

For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties to set up its Brazilian subsidiary, Discobrás Indústria E Comércio De Eletro Eletrônica Ltda (“Discobrás”), and constructed a new DVDR production facility, which was completed. Discobras has all required government licenses and all other documents and approvals necessary to operate the DVDR production facility, and installed DVDR manufacturing equipment in February 2007. Trial production began in March 2007, and regular production commenced gradually from April 2007.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies

Principals of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation.

Minority Interests

For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties to set up its subsidiary, Discobrás, in Brazil. Discobrás has a social capital of $8,046,281 (equivalent to R$17,385,600), of which 99.42% or $8,000,000 (equivalent to R$17,285,600) (“Investment Cost”) has been subscribed by the Company. As of September 30, 2007, neither one of the two independent third parties had fully satisfied their required capital contribution by any means. The minority interests have been recognized in the accompanying financial statements.

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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

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

The weighted average number of shares outstanding for 2007 represents the number of common stock equivalent of Series A Convertible Preferred Stock (110,236,841) issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock.

The Company’s common stock equivalents at September 30, 2007 include the following:

Convertible redeemable preferred stock Series B	17,966,217
Detachable common stock warrants	28,510,346
Placement agent warrants	2,931,034

49,407,597

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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase or decrease due to management projected demand requirements, market conditions and product life cycle changes. During the reporting periods, the Company did not make any allowance for slow-moving or defective inventories.

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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

4.	Other income

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income	$561	$23,240	$5,062	$29,347
Scrap sales and other income	189,715	136,527	764,913	301,670
Compensation received	643,567	-	643,567	-

	833,843	$159,767	1,413,542	$331,017

5.	Income taxes

The components of the provision for income taxes in Hong Kong are:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$639,243	-	$854,219	-
Deferred taxes	(32,581)	261,176	255,620	698,271

	606,662	261,176	1,109,839	698,271

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the three months ended September 30, 2007 and 2006. The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profits tax rate of 17.5% on the estimated assessable profits during the periods.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

5.	Income taxes (cont’d)

Deferred tax (assets) liabilities as of September 30, 2007 and December 31, 2006 are composed of the following:

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Hong Kong
Operating losses available for future periods	$(255,141)	$(475,704)
Temporary difference on accelerated tax depreciation on plant and equipment	3,019,901	3,017,241

The United States
Operating losses available for future periods	(112,252)	(512,105)
Valuation allowance	112,252	512,105

Deferred tax liabilities, net	$2,764,760	$2,541,537

Recognized in the balance sheet:
Net deferred tax assets	$(43,336)	$(459,823)
Net deferred tax liabilities	2,808,096	3,001,360

	$2,764,760	$2,541,537

6.	Comprehensive income

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Net income (loss) applicable to common shareholders	$7,323,123	$(1,788,093)
Foreign currency translation adjustments	(32,414)	(42,727)

Total comprehensive income	7,290,709	(1,830,820)

7.	Prepaid expenses and other receivables

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Prepayment for operating activities	$-	$41,409
Rental and utility deposits	139,899	96,260
Other receivables for advancement	235,071	131,808

	$374,970	$269,477

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

8.	Inventories

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$759,381	$205,481
Finished goods	600,062	852,558

	$1,359,443	$1,058,039

9.	Plant and equipment

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Costs
Production lines and equipment	$38,464,073	$36,689,884
Leasehold improvements	2,106,269	1,144,540
Furniture, fixtures and office equipment	212,615	70,247
Motor vehicles	114,162	54,753

	40,897,119	37,959,424

Accumulated depreciation
Production lines and equipment	8,026,637	6,151,290
Leasehold improvements	704,111	637,856
Furniture, fixtures and office equipment	42,269	32,020
Motor vehicles	44,074	29,202

	8,817,091	6,850,368

Net
Production lines and equipment	30,437,436	30,538,594
Leasehold improvements	1,402,158	506,684
Furniture, fixtures and office equipment	170,346	38,227
Motor vehicles	70,087	25,551

	$32,080,028	$31,109,056
Construction in progress, at cost	-	2,802,484

	$32,080,028	$33,911,540

INFOSMART GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

9.	Plant and equipment (cont’d)

An analysis of production lines and equipment pledged to banks for banking facilities (note 12(a)) granted to the Company is as follows:

	Pledged for banking facilities
	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Costs	19,583,976	$8,333,280
Accumulated depreciation	(3,418,239)	(133,230)

Net	$16,165,737	$8,200,050

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Depreciation for the period	$3,017,456	$168,279

The components of depreciation charged are:

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Included in factory overheads
Production lines and equipment	$1,830,007	$1,160,737

Included in operating expenses
Leasehold improvements	288,929	158,024
Furniture, fixtures and office equipment	21,549	17,686
Motor vehicles	14,872	8,226

	325,350	183,936

	$2,155,357	$1,344,673

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

10.	Other payables and accrued liabilities

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Customers deposits	$123,751	$117,306
Accrued professional fee	73,587	264,327
Staff costs payable	64,500	210,920
Other loans interest payable	-	127,632
Due to the ex-shareholder of IHL	2,646,768	4,277,656
Due to a related company, Eternal Scene	-	514,401
Payables for acquisition costs of plant and equipment	2,117,656	2,871,667
Other accrued expenses for operations	1,010,726	372,766

	$6,036,988	$8,756,675

11.	Bank borrowings

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Secured:
Bank overdrafts repayable on demand	$-	$-
Repayable within one year
Non-recurring bank loans	2,318,771	1,738,029
Other bank borrowings	-	1,765,625
	2,318,771	3,503,654

Repayable after one year
Non-recurring bank loans	2,680,509	2,893,927

	4,999,280	$6,397,581

The above banking borrowings were secured by the following:-

(a)	first fixed legal charge over 17 DVDR production lines with carrying amounts of $11,940,158 (note 10); and

(b)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

12.	Earnings per share

The weighted average number of shares outstanding for 2007 represents the number of common stock equivalent of Series A Convertible Preferred Stock (110,236,841) issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock.

The Company’s common stock equivalents at September 30, 2007 include the following:

Convertible redeemable preferred stock Series B	17,966,217
Detachable common stock warrants	28,510,346
Placement agent warrants	2,931,034

49,407,597

The calculation of basic earnings per share is based on the net income applicable to common shareholders for the three months ended September 30, 2007 of $3,366,248 (net loss for three months ended September 30, 2006: $3,801,506) and the weighted average number of common shares on issue during the three months ended September 30, 2007 of 142,294,295 (three months ended September 30, 2006: 1).

The calculation of diluted earnings per share is based on the net income applicable to common shareholders for the three months ended September 30, 2007 of $3,366,248 (net loss for three months ended September, 30, 2006: $3,801,506) after adjusting for Series B preferred dividend of $114,045 (three months ended September 30, 2006: $66,978) and the weighted average number of common shares on issue during the three months ended September 30, 2007 of 142,964,178 (three months ended September 30, 2006: 1) after adjusting for the number dilutive potential common shares of 17,966,217 (three months ended September, 2006 : $Nil). Detachable common stock warrants and placement agent warrants have been excluded from the computation of diluted earnings per share as they were non-dilutive.

13.	Commitments and contingences

Contingencies

The case of In Re: Factory 2-U Stores, Inc. (U.S. Bankruptcy Court, District of Delaware - Adv. Proc. No. 005-30480) remains outstanding.  On March 7, 2006, a complaint was filed against Cyber Merchants in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from Cyber $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. The Company has defended against the preference claim by asserting that such transfers were made in the ordinary course of business. On May 22, 2007, all parties entered into a settlement agreement to settle this bankruptcy proceeding. However, the settlement and the case’s dismissal with prejudice were subject to the bankruptcy court’s approval. The bankruptcy court approved the settlement and dismissed the complaint with prejudice on June 21, 2007.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

14.	Common stock and convertible preferred stock

	Common stock		Series B		Additional
	No. of		No. of		paid-in
	shares	Amount	shares	Amount	Capital

Balance, January 1, 2007	135,801,426	$1,520,901	911,974	$2,581,926	$8,118,664

Conversion of Series B to common stock on various dates	6,492,869	685,393	(242,091)	(685,393)	-

Balance, September 30, 2007	142,294,295	$2,206,294	669,883	$1,896,533	$8,118,664

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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

15.	Pension plans

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. The Company fully complies with the contribution requirement, and total pension cost was $25,316 and $18,510 for the three months ended September 30, 2007 and 2006 respectively.

16.	Segment Information

The Company is engaged in the manufacture and distribution of DVDR, CDR and non-diskette storage media (Flash card and Micro SD). The nature of the products, their production processes, their distribution methods and the types of customers are substantially similar. Information for the DVDR and CDR products is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:-

	Flash drive and memory card		DVDR and Related Products		CDR		Total
	Nine months ended September 30		Nine months ended September 30		Nine months ended September 30		Nine months ended September 30
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$20,709,019	-	$30,060,724	$19,233,494	2,152,306	$889,062	52,922,049	20,122,556
Segment profit	3,439,573	-	4,992,803	3,889,063	357,478	138,640	8,789,854	4,027,703

	Three months ended September 30		Three months ended September 30		Three months ended September 30		Three months ended September 30
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from external customers	15,624,296	-	8,760,009	$6,734,576	963,677	$825,976	25,347,982	7,560,552
Segment profit	2,517,779	-	1,411,632	1,509,407	155,292	67,788	4,084,703	1,577,195

	As of		As of		As of		As of
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$22,981,987	-	$33,360,110	$42,584,004	$2,388,537	$2,137,501	$58,730,634	$44,721,505

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in US Dollars)

16.	Segment Information (cont’d)

Other than the production lines and equipment, leasehold improvements and furniture, and fixtures and office equipment located in Brazil, which have carrying amounts of $13,866,199, $150,562 and $12,974 respectively (December 31, 2006 : production lines and equipment and construction in progress of $12,900,406 and $2,802,484 respectively), all of the Company’s long-lived assets are located in Hong Kong. Geographic information about net sales, which are classified based on location of the customers, is set out as follows:-

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Australia	2,594,542	1,862,129	8,441,874	$3,763,946
Brazil	3,651,968	2,284,339	12,960,697	4,353,961
Chile	-	197,480	-	522,153
Czech Republic	130	-	20,703	413,558
China and Hong Kong	18,894,900	1,362,973	28,537,172	3,765,744
Thailand	22,539	-	449,649	-
Turkey	69816	-	217,314	-
United Kingdom	1,046	469,555	166,257	4,265,169
United States	88,130	620,723	1,574,182	1,582,927
Singapore	113	433,254	17,927	467,760
Other countries	292,420	330,099	536,277	987,338

Total	25,615,604	7,560,552	52,922,052	20,122,556

17.	Comparative amounts

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

INFOSMART OVERVIEW

We are in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) media and recordable compact discs (“CDR”). We currently manufacture DVDRs with 8x and 16x writable speeds as well as CDRs with 52x writable speeds. We are also preparing to manufacture high density format DVDR (“HD DVDR”) or Blu-Ray format DVDR discs. We have customers in Western Europe, Australia, China, South America and other countries.

Our products are manufactured through our main operational business subsidiary, Infoscience Media Limited (“IS Media”), at our state-of-the-art DVDR and CDR manufacturing facilities in Hong Kong. In December 2006, IS Media acquired 100% of the issued and outstanding common stock of Infoscience Holdings Limited (“IHL”). IS Media has a cooperation agreement with IHL wherein it manufactures its DVDRs using certain patent licenses owned by IHL. IS Media acquired IHL to guarantee the continuation of this cooperation agreement. Our Brazilian subsidiary, Discobras Industria E Comercio de Electro Eletronica Limiteda (“Discobras”). In addition, we have incorporated a new subsidiary, Portabello Global Limited (“Portabello”) for distributing and reselling our recordable digital versatile discs and media to customers in South America.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated on consolidation.

Minority Interests. For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third partiesto set up a subsidiary, Discobrás, in Brazil. Discobrás has a social capital of $8,046,281 (equivalent to R$17,385,600),of which 99.42% or $8,000,000 (equivalent to R$17,285,600) (“Investment Cost”) has been subscribed by the Company. As of September 30, 2007, neither one of the two independent third parties had fully satisfied their required capital contribution by any means. The minority interests have been recognized in the accompanying financial statements.

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

The Company's common stock equivalents at September 30, 2007 include the following:

Convertible redeemable preferred stock Series B	17,966,217
Detachable common stock warrants	28,510,346
Placement agent warrants	2,931,034
49,407,597

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006
The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three months ended September 30				Nine months ended September 30
	2007	% of	2006	% of	2007	% of	2006	% of
	Unaudited	Revenue	Unaudited	Revenue	Unaudited	Revenue	Unaudited	Revenue
NET SALES	$25,615,603	100.00%	$7,560,552	100.00%	$52,922,049.0	100.00%	$20,122,556	100.00%

COST OF SALES	(21,041,992)	(82.15)%	(5,405,277)	(71.49)%	(41,461,818.0)	(78.35)%	(14,487,445)	(72.00)%

GROSS PROFIT	4,573,611	17.85%	2,155,275	28.51%	11,460,231.0	21.65%	5,635,111	28.00%

ADMINISTRATIVE EXPENSES	(1,035,288)	(4.04)%	(447,487)	(5.92)%	(3,220,967.0)	(6.09)%	(1,134,465)	(5.64)%

SELLING AND DISTRIBUTING COSTS	(142,983)	(0.56)%	(158,081)	(2.09)%	(384,032.0)	(0.73)%	(396,195)	(1.97)%

INCOME FROM OPERATIONS	3,395,340	13.25%	1,549,707	20.50%	7,855,232.0	14.84%	4,104,451	20.40%

PROFESSIONAL EXPENSES RELATED TO RESTRUCTURING AND SHARE EXCHANGE	-	0.00%	(2,753,390)	(36.42)%	0.0	0.00%	(2,753,390)	(13.68)%

OTHER INCOME	833,843	3.26%	159,767	2.11%	1,413,542.0	2.67%	331,017	1.65%

INTEREST EXPENSES	(144,480)	(0.56)%	(132,279)	(1.75)%	(478,920.0)	(0.90)%	(407,765)	(2.03)%

INCOME BEFORE INCOME TAXES	4,084,703	15.95%	(1,176,195)	(15.56)%	8,789,854.0	16.61%	1,274,313	6.33%

INCOME TAXES	(606,662)	(2.37)%	(261,176)	(3.45)%	(1,109,839.0)	(2.10)%	(698,271)	(3.47)%

NET INCOME	3,478,041	13.58%	(1,437,371)	(19.01)%	7,680,015.0	14.51%	576,042	2.86%

MINORITY INTERESTS	2,252	0.01%	0	0.00%	7,276.0	0.01%	0	0.00%

SERIES B PREFERRED DIVIDENDS	(114,045)	(0.45)%	(66,978)	(0.89)%	(364,168.0)	(0.69)%	(66,978)	(0.33)%

SERIES B PREFERRED DEEMED DIVIDEND	0	0.00%	(2,297,157)	(30.38)%	0.0	0.00%	(2,297,157)	(11.42)%

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$3,366,248	13.14%	$(3,801,506)	(50.28)%	$7,323,123.0	13.84%	$(1,788,093)	(8.89)%

 Comparison of Three Months Ended September 30, 2007 and 2006

Net Sales. For the three months ended September 30, 2007, net sales increased approximately three times relative to the three months ended September 30, 2006, from $7,560,552 to $25,615,603. The substantial increase in revenue was mainly due to the continuous growth in our Brazilian, Australian, North American and Asian markets, but this was partly offset by a significant decrease of our net sales in Europe. We have also initiated product diversification into other non-diskette storage media like Flash products to certain distributors to test the Brazilian and South American markets, in addition to our current market penetration for disk-type storage media. This decrease in sales in Europe resulted from our policy of geographical diversification and reflects our shift of focus from the lower margin European markets to higher margin markets, such as Asia and Brazil.

Cost of Sales. Cost of sales increased from $5,405,277, or approximately 71.49% of net sales for the three months ended September 30, 2006, to $21,041,992, or approximately 82.15% of net sales for the three months ended September 30, 2007. The approximately 289% increase was primarily attributable to the increase in our volume of sales. The increase in the cost of sales was also in line with the increase in our net sales.

Gross Profit. Gross profit increased approximately 134% from $2,155,275 for the three months ended
September 30, 2006 to $4,573,611 for the three months ended September 30, 2007. This increase in gross profit was primarily due to the increase in our volume of sales generally as well as in higher margin markets, such as Brazil. The decrease of our gross profit percentage from approximately 28.51% for the three months ended September 30, 2006 to approximately 17.85% for the three months ended September 30, 2007 was due to the decrease in sales prices for our Hong Kong manufactured products. As our new Brazil facilities were not fully operational during the entire second quarter of 2007, their contribution to the Company was not maximized. However, our successful testing of the Brazilian market for non-diskette storage media has contributed to our gross profits with only limited sales of this new product lines. We expect that the real potentials of the Brazilian market will be reflected beginning in the final quarter of 2007.

Selling and Distribution Costs. For the three months ended September 30, 2007, selling and distribution costs decreased approximately 9.55% from $158,081 to $142,983 relative to the three months ended September 30, 2006. The decrease is attributable to a reduction in our freight expenses for thethird quarter of 2007 and is the continuous effect of using a more competitive freight forwarder.

Administrative Expenses. Administrative expenses included depreciation and amortization charges of $1,035,288 and $447,487 for the three months ended September 30, 2007 and three months ended September 30, 2006 respectively. The increase of depreciation and amortization charges was mainly due to the amortization of license usage rights of approximately $193,110 for the three months ended September 30, 2007. Excluding the above depreciation and amortization charges, the balance of the administrative expenses decreased approximately 73% from $3,093,594 for the three months ended September 30, 2006 to $842,178 for the three months ended September 30, 2007. This substantial decrease in administrative expenses during the three months ended September 30, 2007 resulted from effective cost control measures that we put in place.

Net Income. Net income increased approximately 141.97% from the loss of $1,437,371 for the three months ended September 30, 2006 to the profit of $3,478,041 for the three months ended September 30, 2007. Net income margin was 13.58% and -19.01% in the same comparable periods in 2007 and 2006, respectively. This increase in net income was party offset by an increase in administrative expenses, especially in readying our new Brazil facilities for full operation. We believe, however, that the positive impact of our Brazil operations to our business will be reflected beginning in the third quarter of 2007.

Comparison of Nine Months Ended September 30, 2007 and 2006

Net Sales. For the nine months ended September 30, 2007, net sales increased approximately 163% relative to the six months ended September 30, 2006, from $20,122,556 to $52,922,049. The substantial increase in revenue was mainly due to the continuous growth in our Brazilian, Australian, North American and Asian markets, but this was partly offset by a significant decrease of our net sales in Europe. We have also initiated product diversification into other non-diskette storage media like Flash products to certain distributors to test the Brazilian and South American markets, in addition to our current market penetration for disk-type storage media. This decrease in sales in Europe resulted from our policy of geographical diversification and reflects our shift of focus from the lower margin European markets to higher margin markets, such as Asia and Brazil.

Cost of Sales. Cost of sales increased from $14,487,445, or approximately 72% of net sales for the nine months ended September 30, 2006, to $41,461,818, or approximately 78.35% of net sales for the nine months ended September 30, 2007. The approximately 186.2% increase was primarily attributable to the increase in our volume of sales. The increase in the cost of sales was also in line with the increase in our net sales.

Gross Profit. Gross profit increased approximately 112% from $5,635,111 for the nine months ended September 30, 2006 to $11,460,231 for the nine months ended September 30, 2007. This increase in gross profit was primarily due to the increase in our volume of sales generally as well as in higher margin markets, such as Brazil. In addition, the slight decrease of our gross profit percentage from approximately 27.74% for the nine months ended September 30, 2006 to approximately 25.22% for the nine months ended September 30, 2007 was due to the slight decrease in sales prices for our Hong Kong manufactured products. As our new Brazil facilities were not fully operational during the entire second quarter of 2007, their contribution to the Company was not maximized. However, our successful testing of the Brazilian market for non-diskette storage media has contributed to our gross profits with only limited sales of this new product lines. We expect that the real potentials of the Brazilian market will be reflected beginning in the third quarter of 2007.

Selling and Distribution Costs. For the nine months ended September 30, 2007, selling and distribution costs decreased approximately 3.07% from $396,195 to $384,032 relative to the nine months ended September 30, 2006. This decrease in selling and distribution costs was primarily attributable to the increase in our volume of sales. But this was partly offset by a significant decrease in freight expenses for the second quarter of 2007 due to the continuous effect of using a more competitive freight forwarder.

Administrative Expenses. Administrative expenses included depreciation and amortization charges of $3,220,967 and $1,134,465 for the nine months ended September 30, 2007 and nine months ended September 30, 2006 respectively. The increase of depreciation and amortization charges was mainly due to the amortization of license usage rights of approximately $354,320 for the nine months ended September 30, 2007. Excluding the above depreciation and amortization charges, the balance of the administrative expenses decreased approximately 27.57% from $3,703,919 for the nine months ended September 30, 2006 to $2,682,711 for the nine months ended September 30, 2007. This substantial increase in administrative expenses during the nine months ended September 30, 2007 was mainly because we wrote off certain leasehold improvements and other fixed assets of approximately $120,000 during the nine months ended September 30, 2007 relating to certain leases that terminated after the consolidation of our Hong Kong production facilities last year. We incurred approximately $459,989 in additional expenses for top management’s remuneration and the employment of new administrative personnel especially for our new Brazil operation, as well as approximately $174,348 in additional expenses for business travel and advertisements.

Net Income. Net income increased approximately 1233.24% from $576,042 for the nine months ended September 30, 2006 to $7,680,015 for the nine months ended September 30, 2007. Further, the net income margin was 14.51% and 2.86% in the same comparable periods in 2007 and 2006, respectively. This increase in net income was party offset by an increase in administrative expenses, especially in readying our new Brazil facilities for full operation. We believe, however, that the positive impact of our Brazil operations to our business will be reflected beginning in the third quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended September 30, 2007

Nine Months
Ended September 30,	2007	2006	Change

Net cash (used in) provided by operating activities	$(883,234)	$311,510	$(1,194,744)

Net cash (used in) Investing activities	(368,097)	(1,911,221)	1,543,124

Net cash provided by Financing activities	1,540,080	3,630,577	(2,090,497)

Net cash flow used in operating activities was $883,234 for the nine months ended September 30, 2007, as compared to net cash flow provided by operating activities of $311,510 for the nine months ended September 30, 2006. The decrease in our net cash flow used in operating activities for the nine months ended September 30, 2007 was mainly due to the increase of the trade receivables relating to the increase of the net sales for the nine month ended September 30, 2007. The Company has prudently provided certain credit period to customers for the sales of DVD-R in order to accelerate the penetration into the South American market. The Company has started sales of Micro SD and Flash memory card as a product diversification move to mitigate the risk of over-concentration on diskette recordable media. We receive 50% deposit from the customers of Flash products and Flash card and then grant 90 days credit period to them while we apply the deposits received from customers to suppliers as deposit in purchasing Flash products to lock-up the pricing of storage product to avoid risk of upward price fluctuation from supply side, and then be given 60 days credit for the remaining balance of such storage products. This strategy proves to be successful in opening up a new market for the Company for product diversification. The Company foresees that it would be able to bargain with supplier for better credit terms to match with the cash receipt period and plan for the possibility of manufacturing of flash product in Brazil in a cost-benefit justified manner.

Net cash flow used in investing activities was $368,097 for the nine months ended September 30, 2007 and $1,911,221 for the nine months ended September 30, 2006. The decrease in net cash flow used in investing activities mainly related to the proceeds from disposal of plant and equipment.

Net cash flow provided by financing activities was $1,540,080 for the nine months ended September 30, 2007. Compared with net cash flow provided by financing activities of $3,630,577 for the nine months ended September 30, 2006, the decrease in our net cash flow was mainly due to the repayment of a bank loan.

As we are engaged in a capital intensive business, our ability to continue as a going concern is dependent upon our ability to meet our obligations and repay our liabilities arising from normal business operations when they come due. While the Company plans to satisfy its capital needs through revenue generated from its business and financing transactions through the sale of equity or debt securities, we may raise additional capital as necessary to further develop our business operations.

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

The following tables summarize our contractual obligations as of September 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$7,860,785	$4,729,779	$3,131,006	$-	$-
Other Indebtedness	1,705,314	725,748	979,566	-	-
Operating Leases	569,794	341,631	228,163	-	-

Total Contractual Obligations:	$10,135,893	$5,797,158	$4,338,735	$-	$-

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

Inflation and government measures to curb inflation may contribute significantly to economic uncertainty in Brazil and to heightened volatility in the Brazilian securities markets and, consequently, may adversely affect our business in Brazil. [PLEASE UPDATE/CONFIRM]

Brazil has in the past experienced extremely high rates of inflation, with annual rates of inflation reaching as high as 2,567% in 1993 (as measured by the Índice Geral de Preços do Mercado published by Fundação Getúlio Vargas, or IGP-M Index). More recently, Brazil’s rates of inflation were 10.4% in 2001, 25.3% in 2002, 8.7% in 2003, 12.4% in 2004, 1.2% in 2005, 3.8% in 2006, and 3% in the nine months ended September 30, 2007 (as measured by the IGP-M Index). Inflation, governmental measures to combat inflation and public speculation about possible future actions have in the past had significant negative effects on the Brazilian economy and have contributed to economic uncertainty in Brazil. If Brazil experiences substantial inflation in the future, our costs may increase and our operating and net margins may decrease. Inflationary pressures may also lead to further government intervention in the economy, which could involve the introduction of government policies that may adversely affect the overall performance of the Brazilian economy.

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

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. e use of proceeds from this Financing and may not use the proceeds effectively.

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Assuming the full conversion of our Series B Preferred Stock, we will have approximately 160,260,513 shares of common stock outstanding as of November 10, 2007. As restrictions on resale of such additional shares end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

A large number of common shares are issuable upon exercise of outstanding common share warrants and upon conversion of our Series B Preferred Stock. The exercise or conversion of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in the Company as well as the book value of your common shares. The sale of a large amount of common shares received upon exercise of these warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depressthe prevailing market prices for our shares.

As of November 10, 2007, there are outstanding warrants entitling the holders to purchase up to 31,441,380 common shares at an exercise price of $0.326 per share. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the warrants.

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

INFOSMART GROUP, INC.
(Registrant)

Date: November 14, 2007	By:	/s/ Parker Seto
Parker Seto
Chief Executive Officer and President