Form 10-K
period 2007-12-31
Infosmart Group, Inc.
filed 2008-04-01
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant’s telephone number: (852) 2944-9905

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐

Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,548,078 computed by reference to $0.26 as of June 29, 2007.

Number of shares of common stock outstanding as of March 14, 2008: 147,593,836

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1. BUSINESS

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

We are in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) media and recordable compact discs (“CDR”). We currently manufacture DVDRs with 8x and 16x writable speeds as well as CDRs with 52x writable speeds, and have been developing our DVD-R manufacturing basis in both Hong Kong and Brazil to capture the worldwide market. As the “war” between high density format DVDR (“HD-DVD”) and Blu-ray DVD formats has ended with the Blu-ray DVD format surviving in the marketplace to become the latest format of DVD recordable media, we have a new perspective in business development in the world market for the next 5 years. We have acquired the first set of Blu-ray DVD replication systems in the China/Hong Kong region and will devote more resources to developing the market for Blu-ray DVD replication systems. We have customers in Western Europe, Australia, China and South America.

We produce our products through our three main operational business subsidiaries, Info Smart Technology Limited (“IS Technology”), Info Smart International Enterprises Limited (“IS International”) and Infoscience Media Limited (“IS Media”) at our state-of-the-art DVDR manufacturing facilities in Hong Kong.

In December 2006, IS Media acquired 100% of the issued and outstanding common stock of Infoscience Holdings Limited (“IS Holdings”). IS Media has a cooperation agreement with IS Holdings wherein it manufactures its DVDRs using certain patent licenses owned by IS Holdings. IS Media acquired IS Holdings to guarantee the continuation of this cooperation agreement. We also have a Brazilian subsidiary, Discobras Industria E Comercio de Electro Eletronica Limiteda (“Discobras”), which was formed in March 2006 by IS Media and a local partner, with registered capital of US$8 million for our new Brazilian DVDR production facility. IS Media currently holds a 99.42% ownership interest in Discobras, and the local partner holds the remaining 0.58% ownership interest in Discobras. In addition, we incorporated a new subsidiary, Portabello Global Limited (“Portabello”), for distributing and reselling our recordable digital versatile discs and media to customers in South America.

History and Development of the Company

History

We were incorporated on July 16, 1996 in the State of California under the name Cyber Merchants Exchange, Inc. (“Cyber”). In July 1999, we raised approximately $3.2 million through an initial public offering. On June 30, 2000, we raised an additional $6.3 million in a private placement offering subscribed by 30 high net-worth Chinese investors. Prior to our reorganization, as described below, we were an intermediary to global suppliers and buyers in the manufacturing, wholesaling and retailing apparel business. Effective October 12, 2006, we changed our name from Cyber Merchants Exchange, Inc. to Infosmart Group, Inc. (the “Company”).

Company Reorganization

On May 16, 2004, our shareholders of record on March 25, 2005 approved a reorganization of the Company (the "Company Reorganization"). The Company Reorganization is summarized as follows:

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

In connection with the closing of the Investment, our then current directors and officers resigned, and Kevin Keating was appointed the sole director and officer of the Company. We accounted for the Company Reorganization as a reverse spinoff in accordance with the Emerging Issues Task Force Issue No. (“EITF”) 02-11, “Accounting for Reverse Spinoffs.” In a reverse spinoff, the legal spinnee (ASAP) is treated as though it were the spinnor for accounting purposes. Reverse spinoff accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the consolidated financials statements. Under this treatment, the historical financial statements of the Company became the historical financial statements of ASAP. In making its determination, the Company considered the following indicators, among others: (i) the accounting spinnor (legal spinnee, ASAP) is larger than the accounting spinnee (legal spinnor, the Company); (ii) the fair value of the accounting spinnor (legal spinnee) is greater than that of the accounting spinnee (legal spinnor); (iii) the accounting spinnor (legal spinnee) retains the senior management of the formerly combined entity; and (iv) the accounting spinnor (legal spinnee) retains senior management. As a result of the Company Reorganization, the Company became a shell company with nominal assets and operations, with a business purpose being to identify, evaluate and complete a business combination with an operating company.

Change in Control Transaction

On July 7, 2006, the Company entered into an Exchange Agreement with KI Equity Partners LLC, Prime Fortune Enterprises Ltd. (“Prime”), the equity owners of Prime, namely, Mr. Chung Kwok, Ms. Po Nei Sze and Prime Corporate Developments Limited (the “Prime Shareholders”), and Hamptons Investment Group Ltd. (“Hamptons”) (collectively the “Infosmart BVI Shareholders”) to acquire all of the equity ownership of Infosmart Group Limited, a British Virgin Islands company (“Infosmart BVI”) through the acquisition of Prime, the former 100% direct equity owner and holding company of Infosmart BVI. Under the terms of the Exchange Agreement, immediately prior to the closing of the share exchange transaction, Hamptons was to receive 58.82352 shares of Prime’s capital stock as payment for its services as a finder in connection with the exchange transaction.

However, on August 11, 2006 and prior to the closing of the share exchange transaction, Prime’s and Infosmart BVI’s board of directors and their respective shareholders agreed to restructure the ownership of Infosmart BVI’s issued capital stock, resulting in the transfer of the entire equity ownership of Infosmart BVI directly to Mr. Chung Kwok, Ms. Po Nei Sze and Prime Corporate Developments Limited. On August 14, 2006, the Company entered into a First Amendment to the Exchange Agreement with KI Equity, Prime, the equity owners of Prime, Infosmart BVI, the equity owners of Infosmart BVI (which also consisted of Mr. Chung Kwok, Ms. Lui Sau Wan and Prime Corporate Developments Limited), and Hamptons, whereby Infosmart BVI and the Infosmart BVI Shareholders replaced Prime and the Prime Shareholders as a parties to the Exchange Agreement, and they assumed all of Prime’s and the Prime Shareholders’ obligations, representations, warranties, liabilities and responsibilities under the Exchange Agreement, including Prime’s obligation to issue the shares of stock to compensate Hamptons for its services immediately prior to the closing of the share exchange transaction. Pursuant to the Exchange Agreement, as amended by the First Amendment, the Company acquired all of the outstanding shares of Infosmart BVI’s capital stock from the equity owners of Infosmart BVI and Hamptons, and the Infosmart BVI Shareholders transferred and contributed all of their Infosmart BVI shares to the Company. In exchange, the Company issued to the Infosmart BVI Shareholders 1,000,000 shares of the Company’s Series A Preferred Stock, which were convertible into 116,721,360 shares of the Company’s common stock.

The closing of the Exchange Agreement was contingent on a minimum of $7,000,000 being subscribed for, and funded into escrow, by certain accredited and institutional investors (“Investors”) for the purchase of shares of the Company’s Series B Preferred Stock promptly after the closing of the Exchange Agreement under terms and conditions approved by the Company’s board of directors immediately following the Exchange Agreement (the “Financing”). The closing of the Financing was contingent on the closing of the Exchange Agreement, and the Exchange Agreement was contingent on the closing of the Financing.

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

Keating Securities, LLC and Axiom Capital Management, Inc. (“Placement Agents”) acted as placement agent in connection with the Financing. For their services, the Placement Agents received a commission equal to 8% of the gross proceeds from the Financing and a non-accountable expense allowance equal to 2% of the gross proceeds. In addition, the Placement Agents received, for nominal consideration, five-year warrants to purchase 10% of the number of shares of common stock into which the Series B Preferred Stock issued in the Financing may be converted (“Placement Agent Warrants”).  The Placement Agent Warrants are exercisable at any time at a price equal 125% of the conversion price, on a net-issuance or cashless basis. The Placement Agent Warrants have registration rights similar to the registration rights afforded to the holders of Series B Preferred Stock and Warrants. The Company also paid for the out-of-pocket expenses incurred by the Placement Agent and all purchasers in the amount of $25,000.

Upon completion of the exchange transaction, and after giving effect to the Financing, the Infosmart BVI Shareholders owned 1,000,000 shares of the Company’s Series A Preferred Stock, and the Investors in the aggregate received 1,092,857.143 shares of our Series B Preferred Stock. The Series A Preferred Stock automatically converted into 116,721,360 shares of common stock upon the filing and approval of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of California on October 12, 2006. Immediately after the exchange transaction, the Infosmart BVI Shareholders and the Investors owned, in the aggregate, 91.84% of our issued and outstanding shares of common stock after giving effect to the conversion of the Series A and Series B Preferred Stock into common stock, and the Company’s stockholders immediately prior to the exchange transaction owned 8.16% of the outstanding common stock (or, 12,969,040 shares of our common stock) after giving effect to the conversion of the Series A and Series B Preferred Stock into common stock.

The issuance of the Series A Preferred Shares to the Infosmart BVI Shareholders and, upon conversion, the shares of the Company’s common stock underlying the Series A Preferred Shares, was intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. The issuance of the Series B Preferred Shares to Investors was intended to be exempt from registration under the Securities Act pursuant to Section 4(2) thereof and such other available exemptions. As such, the Series A Preferred Shares and the Series B Preferred Shares, and upon conversion thereof, the Company’s common stock, may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

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

Infosmart BVI

History

Infosmart Group Limited (“Infosmart BVI”) was incorporated in the British Virgin Islands on August 23, 2005 under the International Business Companies Act of the British Virgin Islands. Prior to the Restructuring (as described above), Prime Fortune Enterprises Limited, a British Virgin Islands company (“Prime”), was the sole equity owner and shareholder of 100% of Infosmart BVI’s issued capital shares. In August 2006, the board of directors of both Prime and Infosmart BVI decided to restructure certain shareholdings in Infosmart BVI so that after the Restructuring, Prime would no longer own 100% of Infosmart BVI’s issued capital shares and so that Prime Corporate Developments Ltd. (“Prime Corporate”), Mr. Chung Kwok and Ms. Sau Wan Lui would replace Prime as the direct owners of 100% of the issued capital shares and equity ownership of Infosmart BVI.

Prior to the Restructuring, Prime owned 100% of the issued capital shares of Infosmart BVI, which consisted of one (1) issued capital share, and Prime’s issued capital shares were owned as follows: 713 shares held by Prime Corporate, 212 shares held by Mr. Chung Kwok, and 75 shares held by Lui Sau Wan. On August 11, 2006, in connection with the Restructuring, Prime’s board of directors approved resolutions for Prime to transfer the one (1) issued capital share of Infosmart BVI owned by Prime to Prime shareholder Chung Kwok in exchange for a cash payment of $1.00 (the “Prime Transfer”), and that pursuant to such resolutions, Prime transferred the one Infosmart BVI share to Chung Kwok on August 11, 2006 in exchange for the $1.00 cash payment.

Further, on August 11, 2006 and concurrent with the Prime Transfer, Infosmart BVI’s Board approved resolutions for the issuance of 999 new shares in Infosmart BVI to Prime Corporate Developments Limited (“Prime Corporate”), Chung Kwok and Lui Sau Wan, as follows: 713 shares to Prime Corporate, 211 shares to Chung Kwok, and 75 shares to Lui Sau Wan, in exchange for a cash payment by Prime Corporate, Chung Kwok and Lui Sau Wan of $1.00 per Infosmart BVI share that each receives (the “Infosmart BVI Share Issuance”) or an aggregate total payment of $999 for such shares. On August 11, 2006, Infosmart BVI issued the 999 Infosmart BVI shares, in amounts as described above, to Prime Corporate, Chung Kwok and Lui Sau Wan and, in exchange, received the $999 cash payment, pursuant to such resolutions.

As a result of and immediately after the Prime Transfer and the Infosmart BVI Share Issuance, Prime Corporate, Mr. Chung Kwok and Ms. Sau Wan Lui became the owners of 100% of the issued capital shares of Infosmart BVI, with each of them owning the same number of Infosmart BVI shares as the number of Prime shares that each currently owns. Pursuant to a group reorganization completed in October 2005 (the “Infosmart BVI Reorganization”), Infosmart BVI is the holding company (directly and indirectly) of IS Technology, IS International, IS Media, and Discobras.

Infosmart BVI started in the DVDR manufacturing business with the establishment of IS Technology. Founded in Hong Kong in August of 2002, IS Technology was the first company in Hong Kong to manufacture recordable digital versatile discs. With the continual growth in DVDR demand, the initial shareholders of IS Technology took in other shareholders to form two other companies, IS International and IS Media Limited, to produce DVDRs. , In December 2006, IS Media acquired 100% of the issued and outstanding common stock of Infoscience Holdings Limited (“IS Holdings”). IS Media has a Cooperation Agreement with IS Holdings wherein it manufactures its DVDRs using certain patent licenses owned by IS Holdings. IS Media acquired IS Holdings to guarantee the continuation of this agreement. These four companies and Discobras now form the Company’s main operational business in Hong Kong and Brazil respectively.

Current Organizational Structure

As a result of the share exchange transaction, the Company Reorganization, the Infosmart BVI Reorganization, the Restructuring, and subsequent acquisitions of new subsidiaries, the Company’s current organizational structure is as follows (the percentages depict the current equity interests):

Our Business

We develop, manufacture, market and sell 8x and 16x writable speed DVDRs and 52x writable speed CDRs, and we are preparing for manufacturing of Blu-Ray format DVDR discs. In order to act as a one-stop-shop for the optical storage media needs for our customers, we also outsource orders for products we do not produce ourselves, such as DVD±RW discs and DVD-RAM discs and other low margin DVDR items. We have customers in Western Europe, China, South America and Australia. To capture the South American market, we have established a sales and distribution network in Brazil and set up a DVDR production facility in Brazil, and we have a subsidiary, Portabello, that distributes and resells our recordable digital versatile discs and media to customers in South America.

Current Products

We currently develop, manufacture, market and sell recordable digital versatile discs (“DVDRs”). A DVDR is an optical disc storage media format that can be used for data storage, including movies with high video and sound quality. DVDRs are manufactured with different writable speed ratings. The writable speed ratings of blank DVDRs match the speed at which the recording lasers in digital versatile disc (“DVD”) drives (such as those found in DVD players or the DVD disc drives in computers) can write or “burn” data onto the DVDRs. Currently, most DVD drives are able to write or “burn” data onto DVDRs at 8 times (“8x”) or 16 times (“16x”) the industry set standard speed for writing or “burning” data onto a DVDR disc. We manufacture discs with 8x and 16x writable speed ratings. We estimate that our sales of our 8x writable speed DVDRs account for approximately 60% of our output, while 16x writable speed DVDRs make up approximately 40% of our output.

  In December 2007, we stopped producing CDRs in Hong Kong and began producing DVDRs due to higher margins from DVDRs as compared to CDRs. However, in order to ensure “one-stop” shopping to our customers in our distribution channels, we outsource the production of our CDRs and devote more resources to the manufacture of DVDRs. According to Techno Systems Research Co., Ltd. (Japan), total global production volume of CD media in 2007 was 14,024,200,000 discs. We currently outsource CDRs with a standard capacity of 700MB for data and 80MIN for music.

  We have also distributed flash drives and memory cards through the channels of distributions in both Asia and South American that we have established. Therefore, we have started procuring flash drives and memory cards from outside manufacturers for distribution within our current channels which has proven to be very successful.

The following is a segment analysis of our products:

	Flash drive and memory card Twelve months ended December 31,		DVDR and Related Products Twelve months ended December 31,		CDR Twelve months ended December 31,		Total Twelve months ended December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenue from external customers	$52,345,020	-	$49,540,084	25,622,351	$3,084,795	1,480,090	$104,969,899	27,102,441
Segment profit	3,281,250	-	6,891,841	4,512,839	67,895	260,687	10,240,986	4,773,526

Research and Development

We plan to invest at least $10 million in the upcoming year for Blu-ray replication production lines in the upcoming year, with the first Blu-ray replication systems being purchased at about $1.4 million. This move is in line with our strategy of keeping ourselves as the leader and forerunner of recordable media manufacturers in the world. We foresee inputting additional resources in purchasing and installing more production lines in 2008 and in Brazil by 2009 as the market for Blu-ray DVD players and writers become more mature.

Manufacturing

We currently operate two factories in both Hong Kong and Brazil, with a combined production capacity of approximately 15 million 8x, 16x writable speed, single layer DVDRs and CDRs per month.  Currently, our product mix is approximately 60% of 8x DVDRs, approximately 40% of 16x DVDRs, and approximately 60% of CDRs. We have the flexibility to switch production easily between the two product types. After manufacturing the DVDRs and CDRs, we put our products through a rigorous quality assurance process.  Our Quality Management System complies with ISO9001:2000 requirements, and we are ISO 9000 certified. As a result of the Blu-ray format DVD prevailing over the HD-DVD in the battle of dominating the future format of DVDR, we purchased the first set of Blu-ray DVD production replication systems in the China/Hong Kong region in order to meet the demands in the high definition media storage market

Intellectual Properties and Licenses

Our subsidiary Infoscience Media Limited (“IS Media”) entered into a cooperation agreement (“Cooperation Agreement”) with Infoscience Holdings Limited, a then independent third party and currently a subsidiary of IS Media (“IS Holdings”), on December 1, 2005. Under the Cooperation Agreement, the parties agreed to operationally combine their production facilities so that both IS Media and IS Holdings could both produce DVDRs at their combined facilities using certain intellectual properties for the production of DVDRs for which IS Holdings holds patent licenses (the “Patent License”) for use from the DVDR developer (the “License Agreement”) and also a right to manufacture DVDRs under a government manufacturing license (the ”Manufacturing License”) held by IS Holdings. IS Holdings also agreed that IS Media shall have full legal and beneficial ownership of the first 5,000,000 DVDR discs (the “Second Minimum Quantity”) produced in both IS Media’s and IS Holding’s production facilities (the “Combined Facilities”) for each whole month during the one year term of the Cooperation Agreement.

In exchange, IS Media agreed: (1) IS Holdings shall receive full legal and beneficial ownership of all DVDRs produced in the Combined Facilities that are in excess of the Second Minimum Quantity; and (2) to provide IS Holdings with stand-by credit of not more than HK$30,000,000 from IS Media’s own sources or indirectly from any third party including any licensed Hong Kong bank. Under the Cooperation Agreement, IS Holdings is responsible for paying all the relevant licensee fees, and IS Media is responsible for all the recurrent costs and expenses (except for rent and public utilities, for which each party is responsible for the costs they incur in their own production facility) incurred for the production of all DVDR products manufactured in the Combined Facilities during the one year term of the Cooperation Agreement.

IS Media purchased 100% of the outstanding stock of IS Holdings on December 1, 2006 by entering into a Sale and Purchase Agreement with New Passion Investments Limited. Thus, the Company now indirectly owns the Manufacturing License and Patent License. The Cooperation Agreement was extended for a further 2 years until December 31, 2008.

The patent license held by IS Holdings was obtained through a joint patent licensing program (the “DVDR Patent License Program”) that is administered by Koninklijke Philips Electronics, N.V. (“Philips”). Parties acquiring the patent licenses through this DVDR Patent License Program are allowed to use patents owned (or for which these companies have patent applications pending) by participating companies including Philips, Sony, Hewlett Packard and/or Pioneer that are essential in the DVDR manufacturing process. The patent license offered through Philips’ DVDR Patent Licensing Program is offered under non-discriminatory terms and conditions and, in principle, is available to all manufacturers.

In connection with the completion of the Discobras DVDR production facility in Brazil, we started the process of obtaining the required patent license for use of intellectual property. Discobras has satisfied the relevant governmental requirements in Brazil to produce DVDRs in its production facility. The patent license, however, is currently being negotiated with the relevant owners of the patent which are overseas companies located outside of Brazil, and the Brazilian government must approve the patent license.

Sources and Availability of Raw Materials and Principal Suppliers

Raw material costs constitute approximately 60% of the production costs for DVDR and CDR discs. Key materials used in DVDR production are polycarbonate, silver target, organic dye, printing oil and bonding glue. The most important cost item is polycarbonate, which accounts for about half of cost of goods sold.

The supply market for polycarbonate is competitive. Major polycarbonate suppliers include Teijin Chemicals, Dow Chemical, General Electric, Bayer, and Mitsubishi. We order polycarbonate from a variety of sources depending on price and availability. Since polycarbonate is a petroleum byproduct, its price is affected by crude oil prices and can be volatile. We place three (3) month supply contracts with polycarbonate vendors. These supply contracts guarantee quantity but leave pricing to be determined by the market.

Polycarbonate prices increased from $1.90 - 2.50/kg in 2004 to around $2.80/kg - $3.50/kg in 2005 because of surging oil prices and supply constraints, thereby seriously cutting the profit margins of disc manufacturers worldwide. Capacity was hit in 2004 by the explosion of GE’s PCB factory in Spain. At the end of 2005, worldwide polycarbonate capacity expanded as a major new factory came online in Shanghai, and two other large factories in Japan and the U.S. expanded output in response to higher market prices. Polycarbonate prices were approximately $3.00/kg - $3.10/kg at the beginning of 2006 and dropped into the $2.80-$3.10 range at the end of 2006. We have worked closely with polycarbonate suppliers as we are a bulk volume purchaser for production in Hong Kong and Brazil, and we were able to negotiate prices to about $2.618/kg at the end of 2007 and about $2.6/kg for early 2008.

Marketing and Distribution

More than 90% of our sales are to wholesalers and distributors who resell to retailers. We have increased our exposure in Europe, USA, South America, the Middle East, Asia and China through our marketing efforts and attendance at trade shows such as:

•	CeBIT (Hannover, Germany) 2003, 2004, 2005

•	Comdex (Las Vegas, USA) 2003

•	Computex (Taipei, Taiwan) 2004

•	Gitex (Dubai, UAE) 2004 and 2005

•	China Sourcing Fairs 2004

•	IT Brazil 2005, 2006

•	Hong Kong Electronics Show 2004, 2005, 2006

During 2007, and as a result of our operations in Brazil, we established our brands “LASERLINE” and “HONGTEK” in the Brazilian and South American markets. We will continue direct sales efforts into these markets in 2008 as such efforts have proven effective even though we outsource products from other suppliers.

We also anticipate the increased use of Portabello and Infoscience Media Global Limited in marketing to small-scale distributors in South America and the China/Hong Kong region, respectively.

Current Customers

We have established a wide client base and distribution network covering Europe/United Kingdom, the Middle East, Australia, South America and Asia.

Our top three customers by value, who accounted for 23.07% of our revenue in 2007, are as follows:

•
Laser Corporation markets our DVDR blank media in Australia. Laser Corporation obtains almost 100% of its DVDR blank media supplies from us. Sales to Laser Corporation account for approximately 8.76% of our revenue.

•	China Trade Group Limited markets our SD card in China and obtains about 80% of its SD card supplies from us. Sales to China Trade Group account for approximately 8.07% of our revenue.

•	Yesgee Trading Limited markets our SD card in China. Yesgee obtains about 80% of its SD card supplies from us. Sales to Yesgee account for approximately 6.24% of our revenue.

Management expects that the proportion of revenue accounted for by these customers will decrease as its markets develop in South America. We will be careful to maintain relationships with existing customers in developed countries because they are expected to be volume buyers of our Blu-ray discs in the future. During 2007, we considered the products competing with DVDRs such as flash cards and took a pro-active approach in marketing our own brand of flash cards with core technology patented by a Taiwan company.

Our pricing and payment terms are flexible. Our objective is to build a strong base of loyal customers, and management will offer competitive prices to capture market share in specific markets that have strong growth prospects. Our payment terms are more stringent for new customers and more flexible for long-term customers and established businesses.

In the Brazilian market, our DVDR facilities have already been running at full capacity but are not, yet, able to satisfy customer demands. We have been transporting some of our DVDR output to Brazil from Hong Kong, which takes about 60-75 days for shipment and customs clearance. We have granted about 6o-90 days credit with a certain amount of deposits from wholesaling customers and distributors. We have exercised tight credit control in the South American market and, due to the strong market demand, we have recently reduced our credit period.

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

Note: 1GB = 1024 MB

Optical storage media, hard discs, USB drives and flash memory are the most commonly used computer storage media. Hard discs have up to 500GB of capacity, cost around $0.75/GB and are the most economical choice for large storage needs. The hard disc, however, is less versatile, more fragile and harder to install than optical storage media; it is also bulky and has poor portability.

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

The victory of the Blu-ray DVD over the HD-DVD means that the market is looking for highly-compact data storage media and higher resolutions for entertainment content. This means that consumers are willing to pay higher prices for a better entertainment experience. We are exploring this opportunity in order to establish a product with higher margins for the Company. We do, however, foresee that the DVDR market will continue to contribute significantly to our revenue and profits, particularly in the South American markets. The strategy of having a whole array of storage media products distributed in our channels enables our own distribution network to have a “one-stop” product source with the Company as a way to mitigate competition in the same channels.

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

Employees

As of March 14, 2008, we had 180 full-time employees, including management. None of these employees are represented by any collective bargaining agreements. Neither we nor any of the subsidiaries have experienced a work stoppage. Management believes that our relations with our employees are good.

Bankruptcy, Receivership, or Similar Proceedings

On March 7, 2006, a complaint was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint sought to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. The Company defended against the preference claim by asserting that such transfers were made in the ordinary course of business. On May 22, 2007, all parties entered into a settlement agreement, subject to the bankruptcy court’s approval. The bankruptcy court approved the settlement and dismissed the complaint with prejudice on June 21, 2007.

ITEM 1A. RISK FACTORS

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

Risks Relating to Our Business

Our limited operating history makes evaluation of our business difficult.

We have a limited operating history. Infosmart BVI was incorporated in the British Virgin Islands on August 23, 2005, and IS Technology was founded in August of 2002. These limited operating histories and the unpredictability of our industry make it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

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

If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Furthermore, any new securities could have rights, preferences and privileges senior to those of our preferred shares and the common stock into which our preferred shares are convertible. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion, develop or enhance our products or services or respond to competitive pressures.

The loss of key senior management personnel could negatively affect our business.

We depend on the continued services and performance of our senior management and other key personnel, particularly Parker Seto, our Chief Executive Officer and President, and Sebastian Tseng, our Regional Director for South America and V.P. of Production and R&D. The loss of any of our executive officers or other key employees could harm our business. Infosmart BVI currently has employment agreements with its key personnel. Further, we expect to assume the employment agreements our executive officers currently have with Infosmart BVI that are described in more detail in the section titled “Executive Compensation - Employment Agreements” in this annual report.

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

We have never conducted a comprehensive patent search relating to the technology we use in our products. The Patent Licenses held by IS Holdings with whom we have a Cooperation Agreement were obtained through a joint patent licensing program (the “DVDR Patent License Program”) that is administered by Koninklijke Philips Electronics, N.V. (“Philips”). Parties acquiring the patent licenses through this DVDR Patent License Program are allowed to use patents owned by companies including Philips, Sony, Pioneer and/or Hewlett Packard (or for which such companies have patent applications pending) that are essential for manufacturing DVDR products. However, there may be other issued or pending patents owned by third parties that are required for manufacturing our products for which IS Holdings does not have a patent license. If so, we could incur substantial costs defending against patent infringement claims, or we could even be blocked from selling our products. We cannot determine with certainty whether any other existing third party patents or the issuance of any new third party patents would require us or IS Holdings to alter, or obtain licenses relating to, our processes or products, or implement alternative non-infringing approaches, all at a significant additional cost to the Company. There is no assurance that we or IS Holdings will be able to obtain any such licenses on terms favorable to us, if at all, and obtaining and paying royalties on new licenses might materially increase our costs. Additionally, the fees in respect of existing licenses could increase materially in the future when these licenses are renewed, and such increase may have a significantly and adversely impact our business.

We may be unable to retain our Hong Kong business customs license for our manufacturing facilities in Hong Kong

The Hong Kong government requires companies manufacturing DVDRs to obtain a business license for the manufacture of optical Disc/Stampers (the “Hong Kong Business License”) from the Customs and Excise Department of Hong Kong. We currently manufacture our products under the Hong Kong Business License held by IS Holdings under the Cooperation Agreement. If IS Holdings loses its Hong Kong Business License or we lose our rights under the Cooperation Agreement, there is no guarantee that we will be able to otherwise obtain the Hong Kong Business Licenses necessary to operate our manufacturing facilities in Hong Kong.

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

Our manufacturing systems are premised on deliveries of raw materials and other supplies in adequate quality and quantity in a timely manner from many external suppliers. In new product development, we may rely on certain irreplaceable suppliers for materials. Because of this, there may be cases where supplies of raw materials and other products to us are interrupted by an accident or some other event at a supplier, supply being suspended due to quality or other issues, or a shortage of or instability in supply due to a rapid increase in demand for finished products that use certain materials and products. If any of these situations becomes protracted, we may have difficulty finding substitutes in a timely manner from other suppliers, which could have a significant, adverse effect on our production and prevent us from fulfilling our responsibilities to supply products to our customers. Furthermore, if an imbalance arises in the supply-demand equation, there could be a spike in the price of raw materials. In the event of these or other similar occurrences, there could be a material adverse effect on our business results and financial condition.

We compete in a highly competitive industry where some of our competitors are larger and have more resources than we do.

We operate in a highly competitive environment. We have competitors that are both larger and smaller than we are in terms of resources and market share. The marketplaces in which we operate are generally characterized by rapid technological change, frequent new product introductions and declining prices. In these highly competitive markets, our success will depend to a significant extent on our ability to continue to develop and introduce differentiated and innovative products and customer solutions successfully and on a timely basis. The success of our product offerings is dependent on several factors including understanding customer needs, strong digital technology, differentiation from competitive offerings, market acceptance and lower costs. Although we believe that we can take the necessary steps to meet the competitive challenges of these marketplaces, no assurance can be given with regard to our ability to take these steps, the actions of competitors, some of which will have greater resources than us, or the pace of technological changes.

Technology in our industry evolves rapidly, potentially causing our products to become obsolete, and we must continue to enhance existing systems and develop new systems, or we will lose sales.

Rapid technological advances, rapidly changing customer requirements and fluctuations in demand characterize the current market for our products. Further, there are alternative data storage media, and additional media is under development, including high capacity hard drives, new CD-R/DVDR technologies, file servers accessible through computer networks and the Internet. Our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented by or are proprietary to our competitors, then we may not be able to access these technologies. We believe that we must continue to innovate and anticipate advances in the storage media industry in order to remain competitive. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer in sales.

Our market is becoming more competitive. Competition may result in price reductions, lower gross profits and loss of market share.

The storage media industry is becoming more competitive, and we face the potential for increased competition in developing and selling our products. Our competitors may have or could develop or acquire significant marketing, financial, development and personnel resources. We cannot assure you that we will be able to compete successfully against our current or future competitors. The storage media industry has increased visibility, which may lead to large, well-known, well-financed companies entering into this market. Increased competition from manufacturers of systems or consumable supplies may result in price reductions, lower gross profit margins, increased discounts to distribution and loss of market share and could require increased spending by us on research and development, sales and marketing and customer support.

If we are unable to compete effectively with existing or new competitors, the loss of our competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share.

We have several competitors, which include the largest DVDR manufacturers in the world. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share, which creates increased pressure, including pricing pressure, within the market. In addition, certain of the competitors have financial and human resources that are substantially greater than ours, which increases the competitive pressures we face. Customers make buying decisions based on many factors, including among other things, new product and service offerings and features; product performance and quality; ease of doing business; a vendor’s ability to adapt to customers’ changing requirements; responsiveness to shifts in the marketplace; business model; contractual terms and conditions; vendor reputation and vendor viability. As competition increases, each factor on which we compete becomes more important and the lack of competitive advantage with respect to one or more of these factors could lead to a loss of competitive position, resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. We expect competitive pressure to remain intense.

The products we make have a life cycle. If we are unable to successfully time market entry and exit and manage our inventory, we may fail to enter profitable markets or exit unprofitable markets.

We operate in a highly competitive, quickly changing environment. The victory of the Blu-Ray format DVD over the HD-DVD may accelerate the phase-out and technological obsolescence of our current DVDR production machine which produces our current production lines, which would result in impairment in value. Also, as the market has turned to the Blu-ray DVD, we must purchase new equipment to product Blu-ray DVDR discs, and thus our business and operating results could be adversely affected. Further, if strong competitors challenge us in Brazil and other key markets, we will need to quickly develop an adequate competitive response. If we fail to accurately anticipate market and technological trends, then our business and operating results could be materially and adversely affected.

We must also be able to manufacture the products at acceptable costs. This requires us to be able to accurately forecast customer demand so that it can procure the appropriate inputs at optimal costs. We must also try to reduce the levels of older product inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce its prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing 8x or 16x writable speed DVDR products in anticipation of Blu-Ray product introductions. As a result, we may decide to adjust prices of existing products during this process to try to increase customer demand for these products. Our future operating results would be materially and adversely affected if such pricing adjustments were to occur and we are unable to mitigate the resulting margin pressure by maintaining a favorable mix of products, or if we are unsuccessful in achieving input cost reductions, operating efficiencies and increasing sales volumes.

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

The success of our products depends upon end users choosing our DVDR technology for their storage media needs. However, alternative data storage media exist, such as high capacity hard drives, new CD-R/DVDR technologies, file servers accessible through computer networks and the Internet, and additional media is under development. If end users perceive any technology that competes with ours as more reliable, higher performing, less expensive or having other advantages over our technology, the demand for our DVDR products could decrease. Further, some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software or biometric applications. Competition from other storage media is likely to increase. If our products do not compete successfully with existing or new competitive products, our business will suffer.

Our products may have manufacturing or design defects that we discover after shipment, which could negatively affect our revenues, increase our costs and harm our reputation.

Our products may contain undetected and unexpected defects, errors or failures. If these product defects are substantial, the result could be product recalls, an increased amount of product returns, loss of market acceptance and damage to our reputation, all of which could increase our costs and cause us to lose sales. We do not carry general commercial liability insurance covering our products. In addition, we are preparing to launch production of Blu-Ray format DVDRs in 2008. HD and Blu-Ray format DVDR production will require us to master new production techniques and modify existing or purchase new machinery and equipment. It is possible that we may fail to achieve mastery of these new techniques and production yields could suffer as a result.

The development of digital distribution alternatives, including the copying and distribution of music and video and other electronic data files, could decrease the demand for our products.

We are dependent on the continued viability and growth of the physical distribution of music, video and other electronic data through recordable media. Alternative distribution channels and methods, both authorized and unauthorized, for delivering music, video and other electronic data may erode our volume of sales and the pricing of our products. The growth of these alternatives is driven by advances in technology that allow for the transfer and downloading of music, video and other electronic data files from the Internet. The proliferation of this copying, use and distribution of such files is supported by the increasing availability and decreasing price of new technologies, such as personal video recorders, DVD burners, portable MP3 music and video players, widespread access to the Internet, and the increasing number of peer-to-peer digital distribution services that facilitate file transfers and downloading. We expect that file sharing and downloading, both legal and illegal, will continue to exert downward pressure on the demand for traditional DVDRs. As current technologies and delivery systems improve, the digital transfer and downloading of music, video and other electronic data files will likely become more widespread. As the speed and quality with which music, video and other electronic data files can be transferred and downloaded improves, file sharing and downloading may in the future exert significant downward pressure on the demand for DVDRs. In addition, our business faces pressure from emerging distribution alternatives such as video on demand (“VOD”) and personal digital video recorders. As substantially all of our revenues are derived from the sale of DVDRs, increased file sharing, downloading and piracy or the growth of other alternative distribution channels and methods could materially adversely affect our business, financial condition and results of operations.

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

A significant portion of our revenue will depend on the success of our new venture in Brazil.

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

The owners of the technologies and intellectual property necessary for the production of our products require that we obtain separate patent licenses for the use of intellectual property in our DVDR manufacturing facility in Brazil. We have completed the required procedures in applying for the patent licenses for use at the Discobras manufacturing facility and are now waiting for the patent owners to complete their own procedures, including the submission of the patent licenses to the Patent Office in Brazil for final approval. However, if there is a substantial delay in obtaining approval for our use of the patent licenses, then we may be unable to manufacture a sufficient amount of our products to fill our sales orders, and this could cause us to lose substantial revenues. Further, in the event we are unable to obtain the patent licenses, then we may not be able to manufacture our products in Brazil, thus placing us at risk of losing its significant investment in the Brazilian venture.

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

A substantial portion of our business operations is conducted in Hong Kong, a special administrative region in the People’s Republic of China (“PRC”). Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in Hong Kong and the PRC. The PRC’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Hong Kong or China based on United States or other foreign laws against us, our management or the experts named in the prospectus.

We currently conduct a substantial portion of our operations in Hong Kong, and a substantial amount of our assets are located in Hong Kong. In addition, all of our senior executive officers reside within Hong Kong. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Hong Kong upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, neither the PRC nor Hong Kong have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Fluctuation in the value of the Hong Kong Dollar may have a material adverse effect on your investment.

The value of the Hong Kong dollar against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Although the exchange rate between the Hong Kong dollar and the U.S. dollar has been effectively pegged, there can be no assurance that the Hong Kong dollar will remain pegged to the U.S. dollar, especially in light of the significant international pressure on the Chinese government to permit the free floatation of the RMB and the Hong Kong dollar, which could result in an appreciation of RMB or the Hong Kong dollar against the U.S. dollar. Our revenues and costs are mostly denominated in Hong Kong dollars, while a significant portion of our financial assets are also denominated in Hong Kong dollars. Any significant revaluation of the Hong Kong dollar may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars.

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

Brazil has in the past experienced extremely high rates of inflation, with annual rates of inflation reaching as high as 2,567% in 1993 (as measured by the Índice Geral de Preços do Mercado published by Fundação Getúlio Vargas, or IGP-M Index). More recently, Brazil’s rates of inflation were 10.4% in 2001, 25.3% in 2002, 8.7% in 2003, 12.4% in 2004, 1.2% in 2005, 3.8% in 2006, and 3.5% in 2007 (as measured by the IGP-M Index). Inflation, governmental measures to combat inflation and public speculation about possible future actions have in the past had significant negative effects on the Brazilian economy and have contributed to economic uncertainty in Brazil. If Brazil experiences substantial inflation in the future, our costs may increase and our operating and net margins may decrease. Inflationary pressures may also lead to further government intervention in the economy, which could involve the introduction of government policies that may adversely affect the overall performance of the Brazilian economy.

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

Under the State of Bahia’s investment incentive program, our Brazilian subsidiary, Discobras, has been granted a reduction in the Value Added Tax (“VAT”) it is required to pay for products. Discobras pays only 2.28%, as compared to VAT of 12% in Salvador, or 18% in São Paulo. This VAT reduction will be available to us until June 2016. We will also avail ourselves of an incentive program for foreign investment which exempts Discobras from paying Brazil’s ICMS taxes on raw materials it imports for production in Brazil and create substantial tax savings for Infosmart BVI. This tax exemption will last through June 2016. In the event that the VAT reduction program is no longer available to us or we are unable to extend the ICMS tax-exemption, our after-tax earnings would decline by the amount of the tax benefits, which may be substantial.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, the stock market on which shares of our common stock are quoted, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

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

Our directors and executive officers, specifically Chung Kwok, Po Nei Sze, and Andrew Chang, control approximately 59.7% of our outstanding shares of stock that are entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

A large number of additional shares may be sold into the public market in the near future, which may cause the market price of our common stock to decline significantly even if our business is doing well.

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Assuming the full conversion of our Series B Preferred Stock, we will have approximately 161,379,426 shares of common stock outstanding as of March 14, 2008. As restrictions on resale of such additional shares end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

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

As of March 14, 2008, there are outstanding warrants entitling the holders to purchase up to 28,510,347 common shares at an exercise price of $0.326 per share. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the warrants.

We incur increased costs and compliance risks as a result of being a public company with substantial business operations.

As a public company, we incur significant legal, accounting and other expenses that we did not incur prior to the closing of the share exchange transaction as a shell company with no business operations and nominal assets. We incur costs associated with our public company reporting requirements and costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC. These rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, significantly increased our legal and financial compliance costs and make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404.

These new rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

We take measures to address and improve our financial reporting and compliance capabilities, and we plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to convert your Series B Preferred Stock and sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common shares have historically been sporadically or “thinly-traded” on the “Over-The-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you convert your Series B Preferred Stock into our common stock many be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

A summary description of our facilities, including the total approximate square footage of our facilities, is provided in the table below:

Location	Principal Activities	Area (sq. feet)	Lease Expiration Date
Workshops 9 & 10 on 3 rd Floor QPL Building, 126-140 Texaco Road, Tsuen Wan, New Territories, Hong Kong	Warehouse	5,400 sq. ft.	Expires on January 31, 2009

4 - 5/F., QPL Industrial Building, 126-140 Texaco Road, Tsuen Wan, New Territories, Hong Kong	Administrative offices, Manufacturing facility	42,000 sq. ft.
Originally expired on January 31, 2007 and March 14, 2007 for 4th and 5th floors, respectively, and subsequently renewed for 2 years to January 31, 2009 for both floors (entered into by Infoscience Media Limited)

We lease office and factory premises under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2009. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2007 are as follows:

Year ending December 31
2008	$246,124
2009	20,510
2010	-

Rental expense was $214,899, $169,221, and $518,967 during 2007, 2006, and 2005, respectively. We believe that our existing facilities are well maintained and in good operating condition. The tenancy agreement for our office and factory premises in Hong Kong will expire in 2009.

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

Our Brazilian operations are fully operating since March 2007 and have been producing to full capacity since December 2007.

ITEM 3. LEGAL PROCEEDINGS

(a) From time to time, the Company is subject to legal claims and legal proceedings that arise in the ordinary course of our business. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation. Management is not currently aware of any pending legal proceedings against Infosmart BVI except for the following:

Stanley Rosner v. World Wide Magic Net, Inc. (n/k/a Cyber) and Burlington Coat Factory, New York State Supreme Court, Nassau County, Index No. 98-006524. This is a breach of contract, fraud and tortuous interference action seeking $5,000,000 in compensatory damages, unspecified punitive damages and declaratory relief. By stipulation dated May 7, 1998, Mr. Rosner agreed to transfer the action to the Supreme Court in New York County after conceding Nassau County was not the proper venue for the action. Since that date, Mr. Rosner has neither transferred the case nor pursued it further.

(b) In Re: Factory 2-U Stores, Inc., U.S. Bankruptcy Court, District of Delaware - Adv. Proc. No. 005-30480. On March 7, 2006, a complaint was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint sought to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. The Company defended against the preference claim by asserting that such transfers were made in the ordinary course of business. On May 22, 2007, all parties entered into a settlement agreement, subject to the bankruptcy court’s approval. The bankruptcy court approved the settlement and dismissed the complaint with prejudice on June 21, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock, having no par value per share, is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "IFSG." The following table sets forth, for each quarter within the last two fiscal years, the reported high and low bid quotations for the Company’s common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2007	$0.455	$0.33
September 30, 2007	0.41	0.21
June 30, 2007	0.42	0.25
March 31, 2007	0.33	0.25

December 31, 2006	$0.52	$0.25
September 30, 2006	0.67	0.22
June 30, 2006	1.25	0.30
March 31, 2006	0.50	0.25

As of March 14, 2008, we have approximately 147,593,836 shares of common stock issued and outstanding, no shares of Series A preferred stock issued and outstanding, and approximately 514,006 shares of Series B preferred stock issued and outstanding. We also have outstanding warrants that were issued in conjunction the private placement of our Series B Preferred Stock on August 16, 2006. These warrants, if exercised, would permit stockholders to purchase approximately 28,510,347 shares of our common stock. Assuming conversion of all the preferred stock and exercise of all warrants as of March 14, 2008, we have approximately 170,633,810 shares of common stock outstanding.

Holders

As of March 14, 2008, we have 72 record holders of our common stock and 16 record holders of our Series B preferred stock.

Dividends

We have never paid any dividends on the common stock. We anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock or the preferred stock, other than for our Series B Preferred Stock, in the foreseeable future.

Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plans or arrangements.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2007 and 2006 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors” and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

OVERVIEW

Infosmart Group, Inc. (the “Company”), through our wholly owned subsidiary Infosmart Group Limited (“Infosmart BVI”), is in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) optical media, and manufacturing recordable compact discs (“CDR”). We currently manufacture DVDRs with 8x and 16x writable speeds as well as CDRs with 52x writable speed. We are also preparing for the manufacturing of Blu-Ray format DVDR discs. We have customers in Western Europe, Australia, China and South America. We currently manufacture and ship our products from Hong Kong where we operate state-of-the-art DVDR and CDR manufacturing facilities.

The Company owns all of the capital stock of Infosmart BVI, a holding company incorporated in the British Virgin Islands. Infosmart BVI beneficially owns 100% of the issued and outstanding capital stock of: (i) Info Smart Technology Limited (“IS Technology”), a company incorporated under the laws of Hong Kong; (ii) Info Smart International Enterprises Limited (“IS International”), a company incorporated under the laws of Hong Kong; and (iii) Portabello Global Limited (“Portabello”), a company incorporated under the laws of the British Virgin Islands. IS Technology owns all of the issued and outstanding capital stock of Infoscience Media Limited (“IS Media”), a company incorporated under the laws of Hong Kong. IS Media owns 99.42% of the issued and outstanding capital stock of Discobras Industria E Comercio de Eletro Eletronica Ltda., a company incorporated under the laws of Brazil (“Discobras”), the remaining 0.58% ownership interest in Discobras is held by our local Brazilian partner. During the year 2006, the Company acquired all the issued and outstanding capital stock of Infoscience Holdings Limited (“IS Holdings”), a company incorporated under the laws of Hong Kong, through IS Media. IS Media has a Cooperation Agreement with IS Holdings wherein it manufactures its DVDRs using certain patent licenses and manufacturing licenses owned by IS Holdings. IS Media acquired IS Holdings to guarantee the continuation of this agreement and obtained the right to use the relevant patent licenses and manufacturing licenses.

  In March 2006, IS Media formed Discobras, a Brazilian company, with a local partner, with registered capital of US$8 million for our new Brazilian DVDR production facility. We relocated some of our DVDR manufacturing equipment to Brazil in November 2006 and installed them in January 2007. Trial production in Brazil began in March 2007, and is currently producing at full capacity. In addition, the owners of the technologies and intellectual property necessary for the production of our products require that we obtain separate Patent Licenses for the use of intellectual property in our new DVDR manufacturing facility in Brazil. We are currently in the process of obtaining these Patent Licenses.

Share Exchange Transaction

The Company became engaged in the DVDR manufacturing business in August 2006 in connection with a share exchange. Prior to the share exchange transaction, we were a shell company with nominal assets and operations, whose sole business was to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a business combination be negotiated and completed pursuant to which the Company would acquire a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity. We entered in an Exchange Agreement (the “Exchange Agreement”) dated July 7, 2006 and amended on August 14, 2006 with KI Equity Partners II, LLC (“KI Equity”), Infosmart BVI, the owners of 100% of the capital shares of Infosmart BVI, namely Chung Kwok, Po Nei Sze, Prime Corporate Developments Limited (“Prime Corporate”) and Hamptons Investment Group Limited (“Hamptons”) (collectively the “Infosmart BVI Shareholders”), and Worldwide Gateway Co., Ltd. The closing of the Exchange Agreement occurred on August 16, 2006. At closing, the Company acquired all of Infosmart BVI’s capital shares (the “Infosmart BVI Shares”) from the Infosmart BVI Shareholders, and the Infosmart BVI Shareholders transferred and contributed all of their Infosmart BVI Shares to the Company. In exchange, the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock to the Infosmart BVI Shareholders. Each share of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) was convertible into 116.721360 shares of the Company's common stock, subject to adjustments. The Series A Preferred Stock were to be immediately and automatically converted into shares of the Company's common stock upon the approval by a majority of the Company's stockholders (voting together on an as-converted-to-common-stock basis) and the filing of a Certificate of Amendment to the Company’s Articles of Incorporation, following the closing of the Exchange Agreement, to increase the number of authorized shares of the Company's common stock from 40,000,000 shares to 300,000,000 shares and to change the Company's corporate name to “Infosmart Group, Inc.”

 As a result of the closing of the Exchange Agreement, Infosmart BVI became the wholly owned subsidiary of the Company and the Company’s main operational business. The share exchange transaction, for accounting and financial reporting purposes, is deemed to be a reverse acquisition, where the Company (the legal acquirer) is considered the accounting acquiree and Infosmart BVI (the legal acquiree) is considered the accounting acquirer, and thus the historical financial statements of the Company are the financial statements of Infosmart BVI. On August 16, 2006, pursuant to the authority granted by the Company’s bylaws, the Board of Directors of the Company changed the fiscal year end from May 31 to December 31.

Name Change and Increase in Authorized Shares of Common Stock

On October 12, 2006, the Company effected an increase in the number of authorized shares of the Company's common stock from 40,000,000 shares to 300,000,000 shares and effected a change of the Company's corporate name (the “Name Change”) to “Infosmart Group, Inc.” (the “Amendments”) through the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the State of California’s Secretary of State. Per the conversion rights set forth in the Certificate of Determination for the Series A Preferred Stock, upon filing and acceptance of the Amendments to the Company’s Articles of Incorporation, all of the Series A Preferred Stock were automatically converted into approximately 116,721,360 shares of the Company’s Common Stock. The Company’s Name Change and its trading symbol (OTCBB: IFSG) became effective on the OTC Bulletin Board on October 18, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

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

License usage rights

License usage rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the remaining term of the license obtained by Infosmart Holdings.

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

Advertising expenses amounted to $10,737, $45,463 and $101,590 during 2007, 2006 and 2005 respectively and are included in selling and distributing costs.

Transportation expenses amounted to $64,163, $352,203 and $447,894 during 2007, 2006 and 2005 respectively and are included in selling and distributing costs.

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

Foreign currency translation

The functional currency of the Company are Hong Kong dollars (“HK$”) and Brazil dollars (Real$). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

The exchange rates in effect at December 31, 2007 and 2006 were HK$1 for $0.1282 and $0.1286 and Real $1 for $0.562 and $ 0.4689 respectively. The average exchange rates for 2007, 2006 and 2005 were HK$1 for $0.1282, $0.1287 and $0.1290 and Real $1 for 0.5163 and 0.46 respectively. There is no significant fluctuation in exchange rate for the conversion of HK$ to US dollars after the balance sheet date.

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

The Company is exposed to certain foreign currency risk from export sales transactions and recognized trade receivables as they will affect the future operating results of the Company. The Company did not have any hedging activities during the reporting period. As the functional currencies of the Company are HK$ and Real$, the exchange difference on translation to US dollars for reporting purpose is taken to other comprehensive income.

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

The weighted average number of shares outstanding for 2007 represents the number of common stock equivalent of Series A Convertible Preferred Stock 110,236,841 issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock.

The Company’s common stock equivalents at December 31, 2007 include the following:

Convertible redeemable preferred stock Series B	16,011,864
Detachable common stock warrants	28,510,347
Placement agent warrants	2,931,035
47,453,186

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

Off-balance sheet arrangements

Other than the bank guarantee given by a bank to a utility company which exempted the Company’s obligation to pay the required utility deposit, the Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which relates to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet completed its analysis of the impact of adopting SFAS No. 157 on the consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements, included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet completed its assessment of the impact upon adoption of SFAS No. 159 on the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141(R) will not impact the Company’s accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, the Company expects that its accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 160 will have on its financial statements upon adoption.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended December 31
	2007	% of	2006	% of	2005	% of
	Audited	Revenue	Audited	Revenue	Audited	Revenue
NET SALES	$104,969,899	100.00%	$27,102,441	100.00%	$24,577,206	100.00%

COST OF SALES	(90,186,253)	85.92%	(19,570,525)	72.21%	(17,911,674)	72.88%

GROSS PROFIT	14,783,646	14.08%	7,531,916	27.79%	6,665,532	27.12%

A ADMINISTRATIVE EXPENSES	(4,416,087)	4.21%	(1,997,379)	7.37%	(816,553)	3.32%

DEPRECIATION	(743,743)	0.71%	(223,893)	0.83%	(214,534)	0.87%

SELLING AND DISTRIBUTING COSTS	(499,716)	0.47%	(475,781)	1.76%	(641,096)	2.61%

INCOME FROM OPERATIONS	9,124,100	8.69%	4,834,863	17.84%	4,993,349	20.32%

PROFESSIONAL EXPENSES RELATED TO RESTRUCTURING AND SHARE EXCHANGE	0	0%	(2,753,390)	10.16%	(320,892)	1.31%

REVERSAL OF COMMISSION PAYABLE	0	0%	0	0%	718,250	2.92%

OTHER INCOME	1,710,408	1.63%	449,985	1.66%	320,903	1.23%

INTEREST EXPENSES	(662,059)	0.63%	(511,322)	1.89%	(520,827)	2.12%

INCI INCOME BEFORE INCOME TAXES	10,172,449	9.69%	2,020,136	7.45%	5,172,783	21.05%

INCOME TAXES	52,506	0.05%	(955,592)	(3.53)%	(958,022)	(3.90)%

NET INCOME	10,224,955	9.74%	1,064,544	3.93%	4,214,761	17.15%

MIMINORITY INTEREST	(12,250)	(0.02)%	0	0%	0	0%

SESERIES B PREFERRED DIVIDENDS	453,764	0.43%	(202,069)	(0.75)%	0	0%

SESERIES B PREFERRED DEEMED DIVIDEND	0	0%	(2,297,157)	(8.48)%	0	0%

NET (LOSS)/INCOME APPLICABLE TO COMMON SHAREHOLDERS	$9,783,441	9.33%	$1,434,682	(5.29)%	$4,214,761	17.15%

Comparison of Two Years Ended December 31, 2007 and 2006

Net Sales. For the year ended December 31, 2007, net sales increased approximately 287% from $27,102,441 to $104,969,899 relative to the year ended December 31, 2006. The increase in revenue was mainly due to the effect of new market sales generated in Brazil and a substantial increase in sales in Australia, Asia and North America. Also the trading of Compact Flash and SD-RAM penetrated through our distribution channel in Asia.

Cost of Sales. Cost of sales increased from $19,570,525, or approximately 72.2% of net sales for the year ended December 31, 2006, to $90,186,253, or approximately 85.9% of net sales for the year ended December 31, 2007. The approximately 360% increase was primarily attributable to the increase in our volume of sales. The increase in the cost of sales was in line with the increase in our net sales.

Gross Profit. Gross profit increased approximately 96% from $7,531,916 for the year ended December 31, 2006 to $14,783,646 for the year ended December 31, 2007. This increase in gross profit was primarily due to the increase in our volume of sales as well as the substantial increase in sales in the higher margin markets, like Brazil and Asia. Also the rapid development of Compact Flash and SD-RAM market in Asia contributed to this increase in gross profit. In addition, the increase of our gross profit percentage from approximately 27.8% for the year ended December 31, 2006 to approximately 14.1% for the year ended December 31, 2007 was due to the increase in sales in higher margin markets, which was offset by a slight decrease of our sales prices in other markets in 2007.

Selling and Distribution Costs. For the year ended December 31, 2007, selling and distribution costs slightly increased approximately 5% from $475,781 to $499,716 relative to the year ended December 31, 2006. This slightly increase in selling and distribution costs was not in line with the steep increase in our net sales mainly due to the change to a more competitive freight forwarder which led to a reduction of our freight expenses for the year ended December 31, 2007.

Administrative Expenses. Administrative expenses increased approximately 121% from $1,997,379 for the year ended December 31, 2006 to $4,416,087 for the year ended December 31, 2007. This substantial increase in administrative expenses during the year ended December 31, 2007 was mainly because the charges of top management’s remunerations as well as the employment of new administrative personnel, and also the operation of administrative function in Brazil factory.

Professional Expenses Related To Restructuring and Share Exchange. Such professional expenses increased substantially from $320,892 for the year ended December 31, 2005 to $2,753,390 for the year ended December 31, 2006 but none of these expenses incurred in 2007. The increase was mainly due to the completion of the restructuring and share exchange transaction in August 2006. These one-off payments were made to different professional parties who provided services in connection with the restructuring and share exchange transaction during the period. The professional expenses comprised the following items:

Financial Advisory Fees	$1,431,993
Reverse Merger Fees	450,000
Other Professional Parties’ Fees	747,000
Others	124,397
Total	$2,753,390

Net Income. Net income increased approximately 582% from $(1,434,682) for the year ended December 31, 2006 to $9,783,441 for the year ended December 31, 2007. Further, the net income (loss) margin was 9.7% and (5.29)% in the same comparable periods in 2007 and 2006, respectively. The increase in net income was in line with the increase in gross profit, which was offset by a slightly increase of our selling and distribution cost and corresponding increase in administrative cost.

GROWTH STRATEGIES

Our growth strategy is to diversity our product range and geographical markets with a well-balanced approach as below:

•
We will mitigate the risk of being overconcentrated in the DVDR product market by starting the trading of different kinds of storage media products which we are pro-active in providing choices of competitive products and even substitutes to our current customers to ensure the distribution channels have a great coverage of products from Infosmart.

•
Given the mature operation of Brazilian plant, we would explore to further leverage the tax advantages on exemption and rate reduction on import duty and value-added tax on raw material and semi-finished goods in three different categorizes of products such as other recordable media (e.g.: Flash card and SD Ram), consumer electronic products and telecommunication products. The Company intends to make use of the current distribution channels for products fall within these three categorizes by sub-assembling them in our Brazilian plant which can serve as a platform for channeling these goods to South American market.

•
The emergence of ‘Blu-ray’ products with a higher margin than the current DVDR provides us with opportunity for the entertainment-context replication business, which we have already purchased the first set of Blu-ray production facilities in China/Hong Kong in parallel with the thorough marketing work with various films and records distributors in Asia and also training our technical staff in operating the machine. We foresee the Blu-ray facilities would come into production in June.

New Markets

South America and Brazil

As expected, sales in South America grew significantly in the year 2007 and we anticipate that sales will continue to grow in this region in the near future.

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

We have launched our own brand “Hontek”, “Laser Line” as well as “TOP COMP” recordable optical media products in the Brazilian retail market in 2007, with sales to supermarkets and chain stores such as Bompreco (a Wal-Mart subsidiary). Management expects that sales directly to retailers will generate higher profit margins than sales to local wholesalers, the result is very encouraging which we have achieved a very widespread distribution network in South America with less than a year that would be beneficial for our distribution of different products in future

Other Developing Markets - The Middle East, Africa, Eastern European Region/Russia

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

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2007

Net cash flow used in operating activities was $5,427,346 for the year ended December 31, 2007 and net cash flow provided by operating activities was $4,679,397 for the year ended December 31, 2006. The substantial increase in our net cash outflow used in operating activities for the year ended December 31, 2007 was mainly due to the increase of our trade payables with corresponding increase in sales volume with days sales outstanding of 78.1days in 2007 and days payable outstanding of 58.2 days in 2007 used more cash flow.

Net cash flow used in investing activities was $478,493 and $8,654,722 for the years ended December 31, 2007 and 2006, respectively. Uses of cash flow for investing activities mainly related to the capital expenditures for the acquisition of plant and equipment.

Net cash flow provided by financing activities was $5,048,240 for the year ended December 31, 2007. Compared with net cash flow provided by financing activities of $4,027,732 for the year ended December 31, 2006, the increase in our net cash flow was mainly due to the inflow of proceeds from other loans.

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

The following tables summarize our contractual obligations as of December 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$8,856	$6,763	$2,093	$—	$—
Other Indebtedness	5,783	5,066	717	—	—
Operating Leases	489	343	146	—	—
Total Contractual Obligations:	$14,982	$12,172	$2,956	$—	$—

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

Off-balance Sheet Arrangements

A bank guarantee was given by a bank to an electric utility company on Infoscience Media Limited behalf. This guarantee exempted Infoscience Media Limited from the obligation of paying a deposit required by the electric utility company. This off-balance sheet arrangement has no effect on liquidity, capital resources, market risk support or credit risk support, other than allowing Infoscience Media Limited to retain approximately $153,846 deposit that would have been required by the utility company. Infoscience Media Limited is not aware of any events, demands, commitments, trends or uncertainties that will result in of reasonably likely result in the termination of this arrangement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Infosmart Group Inc.

Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infosmart Group Inc.

We have audited the accompanying consolidated balance sheet of Infosmart Group Inc. (the “Company”) and its subsidiaries as of December 31, 2007 and the related consolidated statement of income, stockholders’ equity and cash flows for year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants
Hong Kong
March 31, 2008

PKF

Accountants &
business advisers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infosmart Group Inc.
(formerly Cyber Merchants Exchange Inc.)

We have audited the accompanying consolidated balance sheet of Infosmart Group Inc. (the "Company") and its subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

PKF
Certified Public Accountants
Hong Kong, China
March 23, 2007

Tel 852 2806 3822 | Fax 852 2806 3712
E-mail info@pkf-hk.com | www.pkf-hk.com
PKF | 26/F, Citicorp Centre | 18 Whitfield Road | Causeway Bay | Hong Kong

梁學濂

The PKF International Association is an association of legally independent firms.

4

INFOSMART GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

	Year ended December 31
	2007	2006	2005
Net sales	104,969,899	27,102,441	24,577,206

Cost of sales	(90,186,253)	(19,570,525)	(17,911,674)

Gross profit	14,783,646	7,531,916	6,665,532

Administrative expenses	(4,416,087)	(1,997,379)	(816,553)

Depreciation - note 11	(743,743)	(223,893)	(214,534)

Selling and distributing costs	(499,716)	(475,781)	(641,096)

Income from operations	9,124,100	4,834,863	4,993,349

Professional expenses related to Restructuring
and Share Exchange - note 5	-	(2,753,390)	(320,892)

Reversal of commission payable	-	-	718,250

Other income - note 6	1,710,408	449,985	302,903

Interest expenses	(662,059)	(511,322)	(520,827)

Income before income taxes	10,172,449	2,020,136	5,172,783

Income taxes - note 7	52,506	(955,592)	(958,022)

Minority Interests - PL	12,250	-	-

Net income	10,237,205	1,064,544	4,214,761

Series B preferred dividends	(453,764)	(202,069)	-
Series B preferred deemed dividend - note 17	-	(2,297,157)	-
Net income (loss) applicable to common
shareholders	9,783,441	(1,434,682)	4,214,761

Other comprehensive income
Foreign currency translation adjustments	1,497,766	(12,421)	28,028

Total comprehensive income	11,281,207	(1,447,103)	4,242,789

Earning / (loss) per share
- basic and dilutive - note 8	0.07	(0.01)	0.04

Weighted average shares outstanding
- basic - note 8	140,025,108	119,188,957	110,236,841
- dilutive - note 8	140,622,119	119,188,957	110,236,841

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	As of December 31
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$1,023,440	$206,258
Restricted cash - notes 4	-	552,193
Trade receivables (net of allowance for doubtful accounts of $Nil for 2007 and 2006)	38,725,882	6,171,366
Prepaid expenses and other receivables - note 9	544,345	269,477
Provision for tax	13,847	-
Inventories - note 10	3,396,194	1,058,039

Total current assets	43,703,708	8,257,333
Deferred tax assets - note 7	-	459,823
Plant and equipment, net - note 11	31,093,668	33,911,540
Intangible assets	1,810,655	2,092,809

TOTAL ASSETS	76,608,031	$44,721,505

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$25,809,022	$2,926,078
Other payables and accrued liabilities - note 12	1,672,468	8,756,675
Income tax payable	696,946	363,645
Current portion of bank borrowings - note 13	6,762,553	3,503,654
Finance lease payable	34,570	-
Current portion of other loans - note 14	5,065,639	1,268,044

Total current liabilities	40,041,198	16,818,096
Non-current portion of bank borrowings - note 13	2,092,949	2,893,927
Non-current portion of other loans - note 14	717,423	1,884,202
Advance from a related party - note 15	929,634	927,991
Deferred tax liabilities - note 7	2,305,729	3,001,360

TOTAL LIABILITIES	46,086,933	$25,525,576

COMMITMENTS AND CONTINGENCIES - note 17

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	As of December 31
	2007	2006
Series B Redeemable Convertible Preferred Stock: No par value -
note 18
Authorized 1,800,000 shares; Issued and outstanding
2007 - 597,011 shares and 2006 - 911,974.54 shares	1,690,222	2,581,926

STOCKHOLDERS’ EQUITY
Common stock: No par value
Authorized: 300,000,000 shares; Issued and outstanding:
2007 - 144,248,709 shares and 2006 - 135,801,426.44 shares - note 18	2,412,605	1,520,901
Preferred stock: No par value
Authorized 7,000,000 shares; Issued and outstanding:
2007 and 2006 - Nil share	-	-
Series A Convertible Preferred Stock: No par value
Authorized 1,200,000 shares; Issued and outstanding
2007 and 2006 - Nil share	-	-
Additional paid-in-capital - note 18	8,118,664	8,118,664
Accumulated other comprehensive income	1,517,003	19,237
Retained earnings	16,738,643	6,955,201
TOTAL STOCKHOLDERS’ EQUITY	28,786,915	16,614,003

Minority interest	43,961	-

	28,830,876	16,614,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,608,031	$44,721,505

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

	Year ended December 31
	2007	2006	2005
Cash flows from operating activities
Net income	$9,783,442	$1,064,544	$4,214,761
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Depreciation	2,960,677	1,820,529	1,695,697
Amortization of license usage right	289,552	-	-
Deferred income taxes	350,568	577,767	958,022
Loss on disposal of property, plant and equipment	245,934	381,498	-
Professional expenses related to Restructuring and Share
Exchange	-	2,628,993	-
Changes in operating assets and liabilities:
Trade receivables	(32,536,829)	(2,882,093)	(1,378,159)
Prepaid expenses and other receivables	(274,132)	167,669	(1,684,202)
Inventories	(2,335,122)	365,608	289,229
Tax Prepaid	(13,847)	-	-
Trade payables	22,874,577	1,071,828	(2,163,581)
Income tax payable	332,258	363,928	-
Advance from a related party	3,285	(1,287,409)	(32,846)
Other payables and accrued liabilities	(7,107,709)	406,535	370,407

Net cash flows (used in)/ provided by operating activities	(5,427,346)	4,679,397	2,269,328

Cash flows from investing activities
Acquisition of plant and equipment	(531,331)	(8,686,331)	(1,454,531)
Proceeds from disposal of plant and machinery	52,838	-	-
Cash acquired on the acquisition of subsidiaries	-	31,609	-

Net cash flows used in investing activities	(478,493)	(8,654,722)	(1,454,531)

Cash flows from financing activities
Dividend paid	(453,763)	(202,069)	(1,501,167)
Proceeds from new bank loans	-	618,240	3,475,726
Proceeds from other loans	4,764,760	128,600	1,286,000
Repayment of non-recurring bank loans	(8,294)	(3,705,482)	(2,939,563)
Net advancement of other bank borrowings	221,126	1,766,999	623,956
New obligations under capital leases	112,810	-	-
Repayment of other loans	(298,109)	(674,436)	(111,770)
Decrease/(increase) in restricted cash	552,973	(289,930)	(129,097)
Increase/(decrease) in bank overdrafts	194,423	(258,420)	232,822
Proceeds from issuance of Infosmart common stock	-	999	-
Proceeds from the exercise of detachable common stock warrants	-	260,800	-
Proceeds from the issuance of Series B preferred stock
and detachable common stock warrants	-	7,650,000	-
Preferred stock issuance costs and recapitalization costs	-	(1,215,000)	-
Repayment of obligations under capital leases	(37,686)	(52,569)	(1,693,041)

Net cash flows provided by/(used in) financing activities	5,048,240	4,027,732	(756,134)

Effect of foreign currency translation on cash and cash equivalents	1,674,781	(517)	479

Net increase in cash and cash equivalents	817,182	51,890	59,142
Cash and cash equivalents, beginning of year	206,258	154,368	95,226

Cash and cash equivalents, end of year	$1,023,440	$206,258	$154,368

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

	Year ended December 31
	2007	2006	2005
Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$457,662	$511,309	$454,901
Income taxes	509,108	13,897	-

Noncash investing and financing activities:
Current account with IHL offsetting for the acquisition of property,
plant and equipment	-	$5,611,063	$-
Other payables for the acquisition of property, plant and equipment	-	2,871,667	-
Capitalization of advances from spouse of Ms. Sze	-	-	617,287
Conversion of Series B shares to common stock	891,704	512,101	-
Issuance of Placement Agent warrants	-	644,800	-
Series B Preferred deemed dividend	-	2,297,157	-
Value of exchange transaction and financing services rendered in
exchange for shares of common stock	-	747,000	-
Value of exchange transaction and financing services rendered in
exchange of Series A shares	-	1,431,993	-

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

	Common stock		Series A Preferred stock		Additional	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	Paid-incapital	Income/ (loss)	Retained earnings	Total
Balance, January 1, 2005	10,119,040	$1	-	$-	$619,877	$3,630	$5,676,289	$6,299,797
Comprehensive income
Net income	-	-	-	-	-	-	4,214,761	4,214,761
Foreign currency translation
adjustments	-	-	-	-	-	28,028	-	28,028
Total comprehensive income								4,242,789
Dividend	-	-	-	-	-	-	(1,501,167)	(1,501,167)

Balance, December 31, 2005	10,119,040	$1	-	$-	$619,877	$31,658	$8,389,883	$9,041,419
Issuance of common stock - note 17	-	999	-	-	-	-	-	999
Issuance of Series A shares - note 17	-	-	944,445	-	(21,336)	-	-	(21,336)
Issuance of common stock - note 17	3,309,770	747,000	-	-	-	-	-	747,000
Issuance of Series A shares - notes 8 and 17	-	-	55,555	-	1,431,993	-	-	1,431,993
Conversion of Series A shares - note 17	116,721,360	-	(1,000,000)	-	-	-	-	-
Issuance of Series B shares with detachable warrants - note 17	-	-	-	-	5,443,330	-	-	5,443,330
Series B preferred deemed
- dividend - note 17	-	-	-	-	-	-	(2,297,157)	(2,297,157)
Conversion of Series B shares - note 17	4,851,256	512,101	-	-	-	-	-	512,101
Exercise of warrants - note 17	800,000	260,800	-	-	-	-	-	260,800
Issuance of Placement Agent Warrants - note 17	-	-	-	-	644,800	-	-	644,800
Comprehensive income
Net income	-	-	-	-	-	-	1,064,544	1,064,544
Foreign currency translation adjustments	-	-	-	-	-	(12,421)	-	(12,421)
Total comprehensive income								1,052,123
Series B preferred dividend	-	-	-	-	-	-	(202,069)	(202,069)

Balance, December 31, 2006	135,801,426	$1,520,901	-	$-	$8,118,664	$19,237	$6,955,201	$16,614,003

Series B preferred dividend	-	-	-	-	-	-	(453,763)	(453,763)
Conversion of Series B shares - note 18	8,447,282	891,704	-	-	-	-	-	891,704
Net income	-	-	-	-	-	-	10,237,205	10,237,205
Foreign currency translation adjustments	-	-	-	-	-	1,497,766	-	1,497,766

Balance, December 31, 2007	144,248,708	$2,412,605	-	$-	$8,118,664	$1,517,003	$16,738,643	$28,786,915

See notes to consolidated financial statements

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

1.	Corporation information

The Company was incorporated in the State of California and the Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

2.	Description of business

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

The Company’s main suppliers are located in Hong Kong while the Company’s customers are located in both Hong Kong and overseas including Australia, Europe, North America and South America. The Company’s major customers include distributors and retail traders. The Company currently manufactures and ships the products from Hong Kong and Brazil where the Company operates a state of the art DVDR and CDR manufacturing facilities.

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

These financial statements have been prepared on a going concern basis. The Company’s has working capital surplus of $3,662,510 at December 31, 2007 compare with a deficit of ($8,560,763) in 2006.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

4.	Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of Infosmart Group Inc. (the Company) and its subsidiaries (the Group). Significant intercompany transactions have been eliminated in consolidation.

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

As of December 31, 2007, the particulars of the subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Attributable equity interest %	Issued capital
Infosmart Group Limited	British Virgin Islands	March 23 2005	100	US$1,427,794

Infoscience Media Global Limited	British Virgin Islands	May 17 2007	100	US$1

Portabello Global Limited	British Virgin Islands	March 21 2007	100	US$1

Info Smart International Enterprises Limited	Hong Kong	September 26 2003	100	US$25.65 (HK$200)

Info Smart Technology Limited	Hong Kong	December 14 2001	100	US$618,075 (HK$4,820,000)

Infoscience Media Limited	Hong Kong	September 10 2004	100	US$1,282 (HK$10,000)

Infoscience Holdings Limited	Hong Kong	February 23 2004	100	US$13 (HK$100)

Discobras Industria E Comercio De Electro Electronica Ltda	Brazil	March 2006	99.42	US$7,977,072

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

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

License usage rights

License usage rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the remaining term of the license obtained by IHL.

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

At December 31, 2007, 2006 and 2005, customers representing 10% or more of the Company’s net sales and their related trade receivables are:

	Year ended December 31
Net sales	2007	2006	2005
Optimost Investments Limited	$26,507,301	$-	$-
Laser Corporation	-	5,539,155	1,841,053
AgroDigital	-	3,443,350	-
ENet	-	3,763,194	17,164,213

	$26,507,301	$12,745,699	19,005,266

	As of December 31
Trade receivables	2007	2006	2005
Optimost Investments Limited	$-	$-	$-
Laser Corporation	-	1,450,249	-
AgroDigital	-	3,312,563	-
ENet	-	-	1,610,075

	$-	$4,762,812	$1,610,075

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

Advertising expenses amounted to $10,737, $45,463 and $101,590 during 2007, 2006 and 2005 respectively and are included in selling and distributing costs.

Transportation expenses amounted to $64,163, $352,203 and $447,894 during 2007, 2006 and 2005 respectively and are included in selling and distributing costs.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

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

Foreign currency translation

The functional currency of the Company are Hong Kong dollars (“HK$”) and Brazil dollars (Real$). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

The exchange rates in effect at December 31, 2007 and 2006 were HK$1 for $0.1282 and $0.1286 and Real $1 for $0.562 and $ 0.4689 respectively. The average exchange rates for 2007, 2006 and 2005 were HK$1 for $0.1282, $0.1287 and $0.1290 and Real $1 for 0.5163 and 0.46 respectively. There is no significant fluctuation in exchange rate for the conversion of HK$ to US dollars after the balance sheet date.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

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

The Company is exposed to certain foreign currency risk from export sales transactions and recognized trade receivables as they will affect the future operating results of the Company. The Company did not have any hedging activities during the reporting period. As the functional currencies of the Company are HK$ and Real$, the exchange difference on translation to US dollars for reporting purpose is taken to other comprehensive income.

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

The weighted average number of shares outstanding for 2007 represents the number of common stock equivalent of Series A Convertible Preferred Stock 110,236,841 issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock.

The Company’s common stock equivalents at December 31, 2007 include the following:

Convertible redeemable preferred stock Series B	16,011,864
Detachable common stock warrants	28,510,347
Placement agent warrants	2,931,035
47,453,186

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

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

Off-balance sheet arrangements

Other than the bank guarantee given by a bank to a utility company which exempted the Company’s obligation to pay the required utility deposit (note 13), the Company does not have any off-balance sheet arrangements.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which relates to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet completed its analysis of the impact of adopting SFAS No. 157 on the consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements, included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet completed its assessment of the impact upon adoption of SFAS No. 159 on the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141(R) will not impact the Company’s accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, the Company expects that its accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 160 will have on its financial statements upon adoption.

5.	Professional expenses related to Restructuring and Share Exchange

	Year ended December 31
	2007	2006	2005
Issuance of shares of Infosmart’s common stock to HIG Note 5(a)	$-	$1,431,993	$-
Reverse Merger fees Note 5(b)	-	450,000	-
Issuance of the Company’s common stock to professional parties Note 5c	-	747,000	-
Others	-	124,397	320,892

	$-	$2,753,390	$320,892

Notes:

5(a).
Under the terms of the Exchange Agreement, immediately prior to the closing of the Exchange Agreement, HIG received 58.82352 shares (exchanged for 55,555.55 shares of the Company’s Series A Convertible Preferred Stock) of Infosmart’s common stock as payment for its services as a finder in connection with the exchange transaction.

5(b).	Keating Securities, LLC. was paid an advisory fee of $450,000.

5(c).	Fees for services rendered by Worldwide Gateway Company Ltd. and Richardson and Patel were settled by issuance of 2,850,000 shares and 459,770 shares of the Company’s common stock.

5(d).	The above professional expenses relate to the Restructuring and Share Exchange which occurred during the year and are non-recurring.

6.	Other Income

	Year ended December 31
	2007	2006	2005
Insurance compensation	$641,157	$-	$-
Interest income	5,473	23,821	7,307
Scrap sales	160,455	322,006	211,754
Other income	903,323	104,158	83,842

	$1,710,488	$499,985	$302,903

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

7.	Income taxes

 The components of income before income taxes are:-

	Year ended December 31
	2007	2006	2005
Brazil	$(2,360,083)	$-	$-
Hong Kong	(1,148,746)	5,247,207	5,172,783
The British Virgin Islands	14,336,412	(1,720,880)	-
The United States	(482,683)	(1,506,191)	-
Elimination of the inter-group transaction	(172,451)	-	-

	$10,172,449	$2,020,136	$5,172,783

The components of the provision for income taxes are:-

	Year ended December 31
	2007	2006	2005
Current taxes
Hong Kong	$155,011	$377,825	$-

Deferred taxes
Hong Kong	(207,517)	577,767	958,022

	(52,506)	$955,592	$958,022

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the years ended December 31, 2007, 2006 and 2005. The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profit tax rate of 17.5% on the estimated assessable profits during the years.

The Company’s subsidiaries operating in Brazil is subject to profit tax rate of 34%. No provision for income tax in Brazil has been made as the Company had no taxable income for the years ended December 31, 2007.

The effective income tax expenses differ from the statutory rate of 34% in the United States as follows:

	Year ended December 31
	2007	2006	2005
Provision for income tax at 34%	$3,458,632	$686,846	$1,758,746
Foreign tax rate differential	304,207	(280,690)	(853,509)
Increase in valuation allowance	966,540	512,105	-
Exemption in taxation	(4,874,381)	-	-
Others	92,496	37,331	52,785

Effective income tax expenses	$(52,506)	$955,592	$958,022

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

7.	Income taxes (cont’d)

Deferred tax (assets) liabilities as of December 31, 2007 and 2006 are composed of the following:

	As of December 31
	2007	2006
Hong Kong

Operating losses available for future periods	$-	$(475,504)
Temporary difference on accelerated tax depreciation on plant and equipment	2,305,728	3,017,241

The United Sates

Operating losses available for future periods	(482,683)	(512,105)
Valuation allowance	482,683	512,105

Deferred tax liabilities, net	$2,305,728	$2 541 537

Recognized in the balance sheet:
Net deferred tax assets	$-	$(459,823)
Net deferred tax liabilities	2,305,728	3,001,360

	$2,305,728	$2,541,537

The Company has a federal net operating loss carry forward of $482,683 (2006: $1,506,191) available to offset taxable income through to the year 2027. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards aggregating $482,683 (2006: $1,506,191), against which the Company has recorded a full valuation allowance in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period. At December 31, 2007, the effect of such limitation, if imposed, has not been determined.

At December 31, 2007, the Company also had a net operating loss carried forward of $3,088,795 (2006: $2,718,311) in Hong Kong that is available for offset against future profits for an unlimited period of time.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

8.	Earning per share

The weighted average number of shares outstanding for 2005 represents the number of common stock equivalent of Series A Convertible Preferred Stock (110,236,841) issued to the Original Infosmart Shareholders for the Exchange transaction as they were mandatory converted to common stock.

The Company’s common stock equivalents at December 31, 2007 include the following:

Convertible redeemable preferred stock Series B	16,011,804
Detachable common stock warrants	28,510,347
Placement agent warrants	2,931,035

47,453,186

The Company stock equivalents on issue during the period were anti-dilutive.

9.	Prepaid expenses and other receivables

	As of December 31
	2007	2006
Prepaid professional expenses	$28,724	$-
Other prepaid operating expenses	427,372	41,409
Rental and utility deposits	80,312	96,260
Other receivables for advancement	7,937	131,808

	$544,345	$269,477

10.	Inventories

	As of December 31
	2007	2006
Raw materials	$1,190,330	$205,481
Work in progress	15,974	-
Finished goods	2,189,890	852,558

	$3,396,194	$1,058,039

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

11.	Plant and equipment

	As of December
	2007	2006
Costs
Production lines and equipment	$38,034,178	$36,689,884
Leasehold improvements	2,132,378	1,144,540
Furniture, fixtures and office equipment	221,393	70,247
Motor vehicles	260,550	54,753

	40,648,499	37,959,424

Accumulated depreciation
Production lines and equipment	8,666,845	6,151,290
Leasehold improvements	811,850	637,856
Furniture, fixtures and office equipment	50,662	32,020
Motor vehicles	25,474	29,202

	9,554,831	6,850,368

Net
Production lines and equipment	29,367,333	30,538,594
Leasehold improvements	1,320,528	506,684
Furniture, fixtures and office equipment	170,731	38,227
Motor vehicles	235,076	25,551

	31,093,668	31,109,056
Construction in progress, at cost	-	2,802,484

Plant and equipment, net	$31,093,668	$33,911,540

An analysis of production lines and equipment pledged to banks for banking facilities (note 13) granted to the Company is as follows:

	Pledge for banking facilities
	As of December 31
	2007	2006
Costs	$14,724,398	$8,333,280
Accumulated depreciation	(4,115,101)	(133,230)

Net	$10,609,297	$8,200,050

	Pledge for banking facilities
	As of December 31
	2007	2006
Depreciation for the year	$1,569,309	$133,230

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

11.	Plant and equipment (cont’d)

The components of depreciation charged are:

	Year ended December 31
	2007	2006	2005
Included in factory overheads	$2,500,452	$1,596,636	$1,481,163
Production lines and equipment

Included in operating expenses
Leasehold improvements	395,835	191,634	181,721
Furniture, fixtures and office equipment	29,900	21,300	21,862
Motor vehicles	34,490	10,959	10,951

	460,225	223,893	214,534

	$2,960,677	$1,820,529	$1,695,697

12.	Other payables and accrued liabilities

	As of December 31
	2007	2006
Customers deposits	$-	$117,306
Accrued professional fee	233,231	264,327
Staff costs payable	193,083	210,920
Other loan interest payable	165,057	127,632
Due to the ex-shareholder of IHL	-	4,277,656
Due to a related company, Eternal Scene	-	514,401
Payables for acquisition costs of plant and equipment	-	2,871,667
Other accrued expenses for operations	1,081,097	372,766

	$1,672,468	$8,756,675

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

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

13.	Bank borrowings

	As of December 31
	2007	2006
Secured:
Bank overdrafts repayable on demand	$194,423	$-
Repayable within one year
Non-recurring bank loans	2,310,090	1,738,029
Other bank borrowings	3,665,280	1,765,625

	6,169,793	3,503,654
Repayable after one year
Non-recurring bank loans	2,092,949	2,893,927

	8,262,742	6,397,581

Unsecured:
Bank overdrafts repayable on demand
Repayable within one year
Other bank borrowings	592,760	-

	592,760	-

	$8,855,502	$6,397,581

As of December 31, 2007, the Company’s banking facilities are composed of the following:

		Amount
Facilities granted	Granted	Utilized	Unused
Letter of credit including:
- Outstanding letter of credit		$754,775
- Letter of credit under trust receipt		647,116
	5,128,205	1,401,891	3,726,314
Bank overdrafts	256,410	194,423	61,987
Non-recurring bank loans	4,851,849	4,851,849	-
Bank guarantee for utility deposit	153,846	153,846	-

	10,390,310	6,602,009	3,788,301

As of December 31, 2007, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over 17 DVDR discs production lines with carrying amounts of $10,609,298 (note 11);

(b)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary.

The interest rates of bank loans in ISTL and IML were at 1.75% and 1.5% over one month Hong Kong Interbank Offered Rate per annum respectively

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

14.	Other loans

The outstanding principal of the other loans are repayable as follows:

	As of December 31
	2007	2006
Year ending December 31
2007	$-	$1,268,044
2008	5,065,639	1,175,433
2009	572,099	563,027
2010	145,324	145,742

Total	5,783,062	3,152,246
Current portion	(5,065,639)	(1,268,044)

Non-current portion	717,423	$1,884,202

All the other loans are unsecured and have fixed repayment terms. The interest rate is Hong Kong Prime interest rate (2006: the average effective rate is approximately 5.7%).

15.	Advance from a related party

Advance from a related party for working capital are as follows:

	As of December 31
	2007	2006
Prime Corporate Developments Ltd.	$929,634	927,991

The above advance is interest-free, unsecured and the related party has undertaken not to demand repayment in the next twelve months.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

16.	License usage rights

	2007	2006
Cost of license usage rights	$2,092,809	$2,092,809
Less: Accumulated amortization	(282,154)	-

Land use rights, net	$1,810,655	$2,092,809

The Company obtained the Infoscience Holdings Limited during 2006. In the process of acquisition, 2 license were obtained for the production of DVDR discs (“the Products”)

1.	License agreement granted from DVDR developer (intellectual property owner) to produce the Products

2.	The license for the manufacture of optical discs issued by the Customs and Excise Department of Hong Kong

Estimate usage right totally is 89 months. At December 2007, the license will be expired in 77 months

Amortization expense for the years ended 2007 was $282,154 (2006: Nil).

The estimated aggregate amortization expenses for license usage right for the five succeeding years is as follows :-

Year
2008	$282,154
2009	282,154
2010	282,154
2011	282,154
2012	282,154

$1,410,770

17.	Commitments and contingencies

Operating leases commitments

The Company leases office and factory premises under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2010, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2007 are as follows:-

Year ending December 31
2008	$343,258
2009	117,644
2010	28,331

Rental expense was $315,349, $169,221 and $518,967 during 2007, 2006 and 2005 respectively.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

17.	Commitments and contingencies

Contingencies

From time to time, the Company is subject to legal claims and legal proceedings that arise in the ordinary course of our business. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation. Management is not currently aware of any pending legal proceedings against Infosmart BVI except for the following:

Stanley Rosner v. World Wide Magic Net, Inc. (n/k/a Cyber) and Burlington Coat Factory, New York State Supreme Court, Nassau County, Index No. 98-006524. This is a breach of contract, fraud and tortuous interference action seeking $5,000,000 in compensatory damages, unspecified punitive damages and declaratory relief. By stipulation dated May 7, 1998, Mr. Rosner agreed to transfer the action to the Supreme Court in New York County after conceding Nassau County was not the proper venue for the action. Since that date, Mr. Rosner has neither transferred the case nor pursued it further.

In Re: Factory 2-U Stores, Inc., U.S. Bankruptcy Court, District of Delaware - Adv. Proc. No. 005-30480. On March 7, 2006, a complaint was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint sought to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. The Company defended against the preference claim by asserting that such transfers were made in the ordinary course of business. On May 22, 2007, all parties entered into a settlement agreement, subject to the bankruptcy court’s approval. The settlement term is that Infosmart is required to pay to the complaint the sum of $15,000 on or before May 25, 2007. The bankruptcy court approved the settlement and dismissed the complaint with prejudice on June 21, 2007.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)
18.	Common Stock and Convertible Preferred Stock

	Common stock		Series A		Series B		Additional
	No. of		No. of		No. of		paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	capital
Balance, January 1, 2006	10,119,040	$1	-	$-	-	$-	$619,877

Issuance of Infosmart’s common stock prior to exchange transaction on August 11, 2006	-	999	-	-	-	-	-
Issuance of Series A shares on August 16, 2006 for the exchange of:
- 1,000 shares of Infosmart’s common stock held by Original Infosmart Shareholders	-	-	944,445	-	-	-	(21,336)
- 58.82352 shares of Infosmart’s common stock held by HIG	-	-	55,555	-	-	-	1,431,993
Issuance of common stock for the completion of the Restructuring and Share Exchange:
on August 16, 2006
- finders fee	2,850,000	627,000	-	-	-	-	-
- legal advise fee	459,770	120,000	-	-	-	-	-
Issuance of Series B shares with detachable warrants on August 16, 2006	-	-	-	-	1,092,857	3,738,827	5,443,330
Issuance of Placement Agent warrants on various dates	-	-	-	-	-	(644,800)	644,800
Conversion of Series A to common stock on October 12, 2006	116,721,360	-	(1,000,000)	-	-	-	-
Conversion of Series B to common stock on various date	4,851,256	512,101	-	-	(180,883)	(512,101)	-
Issuance of common stock for the exercise of warrants	800,000	260,800	-	-	-	-	-

Balance, December 31, 2006	135,801,426	$1,520,901	-	$-	911,974	$2,581,926	$8,118,664

Conversion of Series B to common stock on various date	8,447,282	$891,704	-	-	(314,963)	(891,704)	-

Balance, December 31, 2007	144,248,708	$2,412,605	-	$-	597,011	$1,690,222	$8,118,664

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

18.	Common Stock and Convertible Preferred Stock (cont’d)

Common Stock

The number of authorized shares of the Company's common stock is 300,000,000 shares. The shares have no par value.

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

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

18.	Common Stock and Convertible Preferred Stock (cont’d)

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

Voting: The holders of Preferred Stock (including the Investors acquiring such shares as part of the Financing after the closing of the Exchange) are entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. Each share of Preferred Stock will carry a number of votes equal to the number of shares of common stock issue as if converted at the record date.

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

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

18.	Common Stock and Convertible Preferred Stock (cont’d)

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

19.	Pension plans

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. The Company fully complied the contribution requirement and total pension cost was $65,959, $77,885 and $66,107 for the years ended December 31, 2007, 2006 and 2005 respectively.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

20.	Segment Information

The Company is engaged in the manufacture and distribution of DVDR discs and CDR. The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar. Information for the products of DVDR and CDR is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Flash drive and memory card			DVDR and Related Products				CDR			Total
	Year ended December 31			Year ended December 31				Year ended December 31			Year ended December 31
	2007	2006	2005	2007	2006	2005		2007	2006	2005	2007	2006	2005
Revenue from external customers	$38,073,558	$-	$-	$63,811,547	$25,622,351	$$	24,251,654	$3,084,795	$1,480,090	$325,552	$104,969,900	$27,102,441	$24,577,206
Interest income	-	-	-	-	22,520		7,210	-	1,301	97	-	23,821	7,307
Interest expenses	-	-	-	-	492,542		515,440	-	18,780	5,387	-	511,322	520,827
Segment profit	(7,661,647)	-	-	17,919,622	4,512,839		5,420,905	(16,988)	260,687	72,770	10,240,987	4,773,526	5,493,675
Depreciation	-	-	-	-	1,721,108		1,673,235	-	99,421	22,462	-	1,820,529	1,695,697
Segment assets	28,179,194	-	-	47,228,524	42,584,004		23,657,987	2,283,134	2,137,501	35,016	76,608,031	44,721,505	23,693,003
Expenditure for segment assets	-	-	-	-	14,953,289		1,452,035	-	2,215,772	2,496	-	17,169,061	1,454,531

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31
	2007	2006	2005

Total consolidated revenue	$104,969,900	$27,102,441	$24,577,206

Total profit for reportable segments	$10,240,986	$4,773,526	$5,493,675

Unallocated amounts relating to operations:
Professional expenses related to Restructuring and
Share Exchange	-	(2,753,390)	(320,892)

Income before taxes	$10,240,986	$2,020,136	$5,172,783

Assets	As of December 31
	2007	2006
Total assets for reportable segments	$76,608,031	$44,721,505

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, and 2005
(Stated in US Dollars)

Other than the production lines and equipment with carrying amount of $11,947,265 (2006: $12,900,406) and the construction in progress located in Brazil, all of the Company’s long-lived assets are located in Hong Kong. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows:

20.	Segment Information (cont’d)

	Year ended December 31
	2007	2006	2005

Argentina	$204,637	$74,039	$-
Australia	15,848,368	5,841,997	2,130,973
Brazil	33,090,824	6,870,908	106,344
Chile	2,145	521,747	206,672
Czech Republic	20,573	413,237	-
China	51,399,473	4,264,994	2,970,216
South Africa	156,060	-	-
Taiwan	177,786	19,954	-
Thailand	491,417	398,691	120,198
Turkey	216,380	-	-
United Kingdom	165,210	4,770,317	18,553,687
United States	2,000,064	1,583,684	17,588
Singapore	17,814	1,213,742	-
Other countries	1,179,149	1,129,131	471,528

Total	$104,969,900	$27,102,441	$24,577,206

21.	Comparative amounts

Certain amounts included in prior years’ consolidated statement of operations have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Parker Seto	40	Chief Executive Officer and President	8/21/07
Po Nei Sze	35	Chief Financial Officer, Treasurer, Secretary and Director	8/16/06
Andrew Chung Yuen Chang	38	Chairman of the Board of Directors	8/16/06
Chung Kwok	40	Director	8/16/06
Simon Lee	39	Director	3/16/07
Wai Chuen Leung	42	Director	7/4/07
Joseph Chang	44	Director	6/4/07
Chi-Man Lam	42	Director	8/9/07

Business Experience Descriptions - 5 years bus exp and other directorships of directors

Parker Seto - Chief Executive Officer and President. Mr. Seto has served as our Chief Executive Officer and President since August 21, 2007. Mr. Seto served as a director of the Company from March 16, 2007 until his resignation on August 9, 2007. He has extensive experience in initial public offerings and auditing public companies and provides financial advisory services. Concurrent to his position with the Company and since 2002, Mr. Seto is an advisor to several mid-sized businesses in Hong Kong and mainland China for general business management consultation. From 2005 to June 2007, Mr. Seto was Managing Director of WestPark Capital, Inc. Mr. Seto currently serves as a director of New Fiber Technology Cloth Inc. since March 2008. He graduated from the Chinese University of Hong Kong in Professional Accountancy stream with a Bachelor of Business Administration (Honour) in 1990. Mr. Seto is a Member of the American Institute of Certified Public Accountants, Fellow Member of the Association of Chartered Certified Accountants in United Kingdom, and member of the Hong Kong Institute of Certified Public Accountants.

Po Nei Sze - Chief Financial Officer, Treasurer, Secretary and Director. Ms. Sze has served as our director, Chief Financial Officer, Treasurer, and Secretary since August 16, 2006. Ms. Sze co-founded Infosmart Group Limited, a company incorporated in the British Virgin Islands (“Infosmart BVI”), in 2002 and oversaw its finance, human resources, accounting, purchasing, and shipping departments. The Company effected a reverse merger with Infosmart BVI on August 16, 2006. Ms. Sze received her degree in Business Administration from the British Columbian Institute of Technology in Canada. Ms. Sze is also a director of Eternal Scene International Limited since December 2002 and Prime Corporate Developments Limited since January 2004.

Andrew Chung Yuen Chang - Chairman of the Board. Mr. Chang has served as our Chairman of the Board since August 16, 2006. In 1995, he founded Hung Tat International (HK) Ltd. (“Hung Tat”), a telecommunications devices manufacturing business, which today employs 1,400 workers and has revenues of $15 million. Hung Tat exports most of its output to the U.S., and its major customers include Family Dollar, Best Buy, Circuit City, Southern Telecom, and jWIN Electronics. Mr. Chang holds a Master of Economics degree from the University of Macquaire, Australia and a Bachelor of Commerce degree from the University of New South Wales, Australia where he majored in accounting. Mr. Chang is also a director of Honor Lustre Ltd. since September 2005, Hung Tat Far East since April 2002, Hung Tat since January 1998, and Health Genius International Ltd. since May 1996.

Chung Kwok - Director. Mr. Kwok has served as our director since August 16, 2006. Mr. Kwok also served as our Chief Executive Officer and President from August 16, 2006 until his resignation on August 21, 2007. Mr. Kwok co-founded Infosmart Group Limited, a company incorporated in the British Virgin Islands (“Infosmart BVI”), in 2002, with which the Company effected a reverse merger on August 16, 2006. He has over twelve years’ experience in the optical storage media industry. Mr. Kwok received his Bachelor of Mathematics degree from the Chinese University of Hong Kong.

Simon Lee - Director. Mr. Lee has served as our director since March 16, 2007. Mr. Lee graduated from the Chinese University of Hong Kong in 1990 majoring in physics. He obtained his Masters in Business Administration from the Chinese University of Hong Kong where he specialized in accounting and finance stream. He is a Fellow Member of the Association of Chartered Association Accountants of the United Kingdom and a member of the Hong Kong Institute of Certified Public Accountants. Mr. Lee has been an instructor in the School of Accountancy at the Chinese University of Hong Kong and is currently a Lecturer in the School of Accountancy and Law at the Faculty of Business of the Hong Kong Baptist University. He is also a Research Fellow of the Corporate Governance and Financial Policy Centre of Hong Kong Baptist University. Mr. Lee is regularly invited by multinational companies to provide training to professionals in the banking and personal financial management sector.

Wai Chuen Leung - Director. Mr. Leung has served as our director since July 4, 2007. Mr. Leung has extensive experience in auditing and accounting. Concurrent to his directorship with the Company, he is the Chief Financial Officer of Sinobest Technology Holdings Ltd., a position he has held since May 2005. From August 2004 to September 2005, Mr. Leung was the Independent Non-Executive Director for Maxx Bioscience Holdings Ltd. From December 2004 to March 2005, he was the Financial Controller for Pro-Health International Group Ltd. From December 2001 to December 2004, he was the Financial Controller for WLS Holdings Ltd. Mr. Leung graduated from the University of Hong Kong with a Bachelor’s degree in Social Sciences. He also received a Master’s degree in Business Administration from the University of Manchester and the University of Wales. In addition, Mr. Leung will soon receive his Master’s degree in Business with a concentration in Logistics Management from the RMIT University.

Joseph Chang - Director. Mr. Chang has served as our director since June 4, 2007. Mr. Chang has extensive experience in corporate finance, investment consulting, and business management. Concurrent to his directorship with the Company, he is the Chief Executive Officer of Active Asia Investments (HK) Limited, a position he has held since January 2007. From 2003 to 2006, Mr. Chang was the Chief Executive Officer of Global Trend Investment Consulting Limited. From March 2000 to April 2003, Mr. Chang was the Chief Financial Officer and Chief Operating Officer for HWACOM Systems, a systems integration company in the telecommunications/networking industry. Mr. Chang graduated from the National Taiwan Institution of Technology with a major in Industrial Management and a sub-major in MIS. He also graduated from the Banking and Insurance Department from the National Business College of Taipei.

Chi-Man Lam - Director. Mr. Lam has served as our director since August 9, 2007. Mr. Lam has extensive experience in business management. Concurrent to his directorship with the Company, he runs and is a director of Vision Products Limited, a trader in toys and gift products, which he founded in 1997. Mr. Lam is a graduate of the Chinese University of Hong Kong with both a Bachelor’s degree and a Master’s degree in Business Administration.

Family Relationships

           There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

(a)
Has had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(b)	Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)
Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)
Been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; and

(f)
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Chung Kwok, director of the Company, is a twenty-five percent (25%) shareholder and director of Mega Winner, a corporation incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China, which was subject to a bankruptcy lawsuit filed against it by Media Lab Ltd., an Australian company, in Hong Kong’s High Court on February 11, 2004. The court ruled for Mega Winner to be wound-up (Companies Winding-up No. 1360 of 2003). A Liquidator was appointed on March 1, 2004, and the liquidation is currently in progress.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2007, beneficial owners complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted a code of ethics that applies to all directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer, and members of the board of directors. We will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company, c/o Investor Relations, 5th Floor, QPL Industrial Building, 126-140 Texaco Road, Tsuen Wan, Hong Kong.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Audit Committee

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors. We established an Audit Committee, however, in November 2007. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee assists Board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the Securities and Exchange Commission requires to be included in our annual proxy statement. The current members of the Audit Committee are Simon Lee (Chairman), Joseph Chang, and Chi-Man Lam. The Board has determined that Mr. Lee is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of SEC Regulation S-B, and is “independent” within the meaning of AMEX Company Guide Section 121A.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended December 31, 2007 and December 31, 2006. The following table summarizes all compensation for fiscal year 2007 received by our Chief Executive Officer, Chief Financial Officer, our three most highly compensated executive officers who earned more than $100,000 in fiscal year 2007, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of fiscal year 2007.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp-ensation ($)	Total ($)
Parker Seto, CEO and President	2007	$66,200	-	-	-	-	-	-	$66,200
	2006	-	-	-	-	-	-	-	-

Po Nei Sze, CFO, Treasurer, Secretary, and Director	2007	137,987	-	-	-	-	-	2,000	139,987
	2006	77,856	-	-	-	-	-	-	77,856

Chung Kwok, Former CEO, Former President, Current Director	2007	35,128	-	-	-	-	-	-	35,128
	2006	122,564	-	-	-	-	-	-	122,564

Outstanding Equity Awards at Fiscal Year-End

  There are no outstanding equity awards for any of our named executive officers outstanding as of December 31, 2007.

Grants of Plan-Based Awards to Executive Officers in 2007

No plan-based awards were granted to our named executive officers in fiscal year 2007.

Option Exercises and Stock Vesting

There were no exercises of stock options, SARS, or similar instruments, or vesting of stock during fiscal year 2007 for each of our named executive officers.

Pension Benefits

None of our named executive officers participates in any pension benefit plan adopted by the Company.

Nonqualified Deferred Compensation Plans

None of our named executive officers participates in any nonqualified deferred compensation plan adopted by the Company.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andrew Chang	$76,923	-	-	-	-	-	$76,923

Po Nei Sze (1)	-	-	-	-	-	-	-

Chung Kwok (2)	-	-	-	-	-	-	-

Simon Lee	100,000	-	-	-	-	-	100,000

Wai Chuen Leung	5,128	-	-	-	-	-	5,128

Joseph Chang	10,256	-	-	-	-	-	10,256

Chi-Man Lam	4,108	-	-	-	-	-	4,108

(1)  Ms. Sze’s director compensation is fully reflected in the disclosures provided in the Summary Compensation Table above.

(2)  Mr. Kwok’s director compensation is fully reflected in the disclosures provided in the Summary Compensation Table above.

Employment and Director Agreements

In August 2007, our predecessor entity, Infosmart Group, Limited, a company incorporated in the British Virgin Islands (“Infosmart BVI”), entered into an employment agreement with Parker Seto that provided for a starting monthly salary of HK$83,000. Such salary is subject to an annual review by Infosmart BVI’s Board of Directors (“Infosmart BVI Board”) at a time determined by the Infosmart BVI Board. Under the terms of the agreement, Mr. Seto is also entitled to receive reimbursements for all reasonable business, office personnel, company-related entertainment, and travel expenses that he incurs or he pays for on behalf of Infosmart BVI.

In June 2006, Infosmart BVI entered into an employment agreement with Po Nei Sze that provided a starting monthly salary of HK$50,000 or approximately US$6,435. Such salary is subject to an annual review by the Infosmart BVI Board at a time determined by the Infosmart BVI Board. Under the terms of the agreement, Ms. Sze is also entitled to receive reimbursements for all reasonable business, office personnel, company-related entertainment, and travel expenses that she incurs or she pays for on behalf of Infosmart BVI.

In June 2006, Infosmart BVI entered into an employment agreement with Chung Kwok for his services as Chief Executive Officer and a director that provided for a base monthly salary is HK$60,000. Such salary is subject to an annual review by the Infosmart BVI Board at a time determined by the Infosmart BVI Board. Under the terms of the agreement, Mr. Kwok is also entitled to receive reimbursements for all reasonable business, office personnel, company-related entertainment and travel expenses that he incurs or he pays for on behalf of Infosmart BVI.

In July 2006, Infosmart BVI entered into an employment agreement with Andrew Chang that provided a starting monthly salary of HK$50,000 or approximately US$6,435. Such salary is subject to an annual review by the Infosmart BVI Board at a time determined by the Infosmart BVI Board. Under the terms of the agreement, Mr. Chang is also entitled to receive reimbursements for all reasonable business, office personnel, company-related entertainment, and travel expenses that he incurs or he pays for on behalf of Infosmart BVI.

Each of the above-described employments agreements state the officer and/or directors employment may be terminated immediately, without Infosmart BVI’s prior notice or payment in lieu of notice if at any time the officer and or director (1) becomes physically or mentally disabled whether totally or partially so that he is substantially unable to perform his duties for a period of or for 30 days in the aggregate in any period of six consecutive months, (2) is convicted of a criminal offense, except one which in the reasonable of Infosmart BVI’s Board does not affect his position with Infosmart BVI at the time of such conviction, (3) commits repeated or continued (after warning) any persistent or material breach of the employment agreement; (4) is guilty of willful neglect in discharging his duties or commits any grave misconduct which in the absolute opinion of the Infosmart BVI Board tends to bring himself or Infosmart BVI into disrepute; or (5) commits an act of bankruptcy or compounded with his creditors generally or is guilty of conduct which would make his continued appointment prejudicial to the interests of Infosmart BVI. Further, the agreements provide for employee insurance, mandatory provident fund benefits, and, after completion of the three-month probation period, medical insurance. These agreements also contain restrictive covenants preventing competition with Infosmart BVI during their employment and for a period of 12 months after termination, and also covenants preventing the use of confidential business information, except in connection with the performance of their duties for Infosmart BVI, during or at any time after termination of their employment.

We expect to assume the above-described employment agreements our officers and directors currently have with Infosmart BVI.

There are no other employment agreements or arrangements with any of our directors or named executive officers. We do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2007, the members of our Compensation Committee were Simon Lee, Joseph Chang, and Chi-Man Lam (Chairman). None of the members of our Compensation Committee are executive officers of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plans or arrangements.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 14, 2008 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Parker Seto	0	*
Po Nei Sze (3)	62,230,292	42.3%
Andrew Chung Yuen Chang	9,483,727	6.4%
Chung Kwok	16,189,400	11.0%
Simon Lee	0	*
Wai Chuen Leung	0	*
Joseph Chang	0	*
Chi-Man Lam	0	*
Prime Corporate Developments Limited (3)	62,230,292	42.3%
Giovanni Brambilla (4)	8,356,484	5.7%
Lui Sau Wan (5)	20,757,376	14.1%
CIM Dividend Income Fund Limited (6)	12,671,045	7.9%
All Officers and Directors as a group (8 persons)	88,043,419	59.7%

* Less than 1%.

(1)	Unless otherwise indicated, the address of the beneficial owner will be c/o Infosmart Group Limited, 5th Floor, QPL Industrial Building, 126-140 Texaco Road, Tsuen Wan, Hong Kong.

(2)
Applicable percentages are based on 147,593,836 shares of common stock outstanding on March 14, 208, adjusted as required by rules promulgated by the SEC. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)	Ms. Po Nei Sze is the sole owner of Prime Corporate and exercises sole voting and investment control over such shares.

(4)
Giovanni Brambilla is the natural control person with voting and dispositive control over shares held by Anima SGRpA - Anima Trading, Anima SGRpA - Anima Emerging Markets, and Anima SGRpA - Anima Asia, and may be deemed to beneficialy own the securities held by such entities. These include (i) 1,226,215 shares of common stock held by Anima Trading; (ii) 2,149,425 shares of common stock held by Anima Emerging Markets; (iii) 1,149,426 shares of common stock issuable upon exercise of warrants held by Anima Emerging Markets, (iv) 1,915,709 shares of common stock held by Anima Asia; and (v) 1,915,709 shares of common stock issuable upon exercise of warrants held by Anima Asia. Mr. Brambilla’s address is Via Brera 18, Milano, MI, 20121, Italy.

(5)	The address for this shareholder is No. 188, Victoria Road, Hong Kong.

(6)	R. James P. Morton is the natural control person with voting and dispositive control over these shares. Mr. Morton’s address is 1 Regent Street, London, England SW1Y 4NS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Described below are certain transactions or series of transactions during our 2006 and 2007 fiscal years between us and our executive officers, directors, and the beneficial owners of 5% or more of our common stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds $120,000, other than compensation arrangements that are otherwise required to be described under "Executive Compensation."

Prior to the Share Exchange Transaction

The Company had a revolving $500,000 line of credit with Frank Yuan, former Chief Executive Officer of the Company, and his spouse, Vicky Yuan. The line of credit bore interest at 8% per annum and was to expire on February 2006. The line of credit was terminated, and the Company’s obligations thereunder were assumed by ASAP Show, Inc.

Pursuant to a Stock Option Assumption Agreement entered into between the Company and Frank Yuan as of May 31, 2005 (“Option Assumption Agreement”), Mr. Yuan agreed to assume all obligations of the Company with respect to options to purchase 36,025 shares of the Company’s common stock held by certain employees and consultants. In connection with the Option Assumption Agreement, Mr. Yuan delivered a certificate representing 36,025 shares of the Company’s common stock, which shares may be cancelled to the extent Yuan fails to deliver shares to such holders upon exercise.

Pursuant to the terms of the Amended and Restated Securities Purchase Agreement (“SPA”) by and among KI Equity, the Company, and Frank Yuan dated August 25, 2005, Mr. Yuan agreed to indemnify KI Equity and the Company for certain claims and liabilities arising prior to the closing of the Amended SPA for a limited time.

On May 31, 2005, the Company entered into a Transfer and Assumption Agreement (“Assumption Agreement”) with Frank Yuan and ASAP Show, Inc. (“ASAP”), a then wholly owned subsidiary of the Company, under which the Company transferred all of its Assets (as defined therein) to ASAP and ASAP assumed all of the Company’s liabilities (“Assumed Liabilities”). Under Section 5 of the Assumption Agreement, ASAP and Mr. Yuan agreed to indemnify the Company for any claims and liabilities relating to the Assumed Liabilities. Further, pursuant to Section 3 of the Assumption Agreement, an indemnity reserve for $50,000 (“Indemnity Escrow”) was established to satisfy any claims that may arise for indemnity under the Amended SPA or the Assumption Agreement. The Company retained the Indemnity Escrow beyond the six month period after the closing of the Amended SPA pending the resolution of the Preference Action discussed below, which was resolved on June 21, 2007.

On March 7, 2006, a complaint was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. (“Preference Action”). The complaint sought to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor’s bankruptcy petition. The Company defended against the preference claim by asserting that such transfers were made in the ordinary course of business. On May 22, 2007, all parties entered into a settlement agreement, subject to the bankruptcy court’s approval. The bankruptcy court approved the settlement and dismissed the complaint with prejudice on June 21, 2007.

Effective October 5, 2005, the Company entered into a contract with Vero Management, L.L.C. (“Vero”) for managerial and administrative services, which contract was amended effective November 1, 2005. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking, or capital formation services. Kevin R. Keating, a former officer and director of the Company, is the manager of Vero. The term of the contract was for one year, but the contract may be terminated at any time. In consideration of the services provided, Vero was paid $2,500 for each month in which services are rendered. The Company’s contract with Vero was terminated effective at the closing of the share exchange transaction with Infosmart Group, Limited, a company incorporated in the British Virgin Islands (“Infosmart BVI”), on August 16, 2006 (“Share Exchange”).

Kevin R. Keating was the sole officer and a director of the Company prior to the Share Exchange. Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, (which was the majority shareholder of the Company prior to the closing of the Share Exchange), Keating Securities, LLC, the registered broker-dealer affiliate of Keating Investments, LLC, and KAMS. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KI Equity, KAMS, or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company’s common stock owned by KI Equity. Similarly, Keating Investments, LLC, KI Equity, KAMS, and Keating Securities, LLC disclaim any beneficial interest in the shares of the Company’s common stock currently owned by Kevin R. Keating. Kevin R. Keating is also the manager and sole member of Vero Management, LLC, which had a management agreement with the Company that terminated effective as of the closing of the Share Exchange.

Margie L. Blackwell, Luca Toscani, and Jeff L. Andrews were directors of the Company prior to the closing of the Share Exchange. Ms. Blackwell and Mr. Toscani are each members of Keating Investments, LLC, and Mr. Andrews is a Vice President of Keating Investments, LLC.

At the closing of the Share Exchange and pursuant to the terms of the share exchange agreement with Infosmart BVI, the Company entered into financial advisory agreement with Keating Securities, LLC (“Keating Securities”), a registered broker-dealer, under which Keating Securities was compensated by the Company for its advisory services rendered to the Company in connection with the Exchange. Prior to the exchange, the Company was a public shell company. The transaction advisory fee of $450,000 was paid to Keating Securities at the closing of the Share Exchange.

Keating Securities and Axiom Capital Management, Inc. (“Placement Agents”) acted as placement agents in connection with the private placement that closed in August of 2006 in which we sold Series B Convertible Preferred Stock and common stock purchase warrants. For their services, the Placement Agents received a commission equal to 8% of the gross proceeds from the offering and a non-accountable expense allowance equal to 2% of the gross proceeds. In addition, the Placement Agents received, for nominal consideration, warrants to purchase 10% of the total number of shares of common stock into which the Series B Convertible Preferred Stock issued in the private placement may be converted, with an exercise price of $0.326 per share. The warrants are fully vested and have a term of five years. The Placement Agent warrants have registration rights similar to the registration rights afforded to the holders of Series B Convertible Preferred Stock and Warrants. A total of 2,931,035 warrant shares were granted to the Placement Agents, of which 1,658,045 were transferred to Keating Securities’ agents and employees.

At the closing of the Share Exchange, the Company entered into an aftermarket support agreement between with Keating Aftermarket Support, LLC (“KAMS”), with such terms and conditions as mutually acceptable to Infosmart BVI, the Company, and KAMS. Pursuant to this agreement, the parties agreed that: (i) KAMS shall provide after market support services to the Company for a period of one year after the closing of the Share Exchange with the monthly retainer to be paid to KAMS for such services being $12,500, (ii) the Company shall engage a qualified research firm approved by KAMS to issue an independent research report and provide research coverage on the Company following the closing of the Share Exchange, with the Company being responsible for paying an estimated total cost of $35,000 for an initial independent research report and three subsequent quarterly reports thereafter, and (iii) the Company agreed to allocate a $400,000 annual budget for third party aftermarket support and investor relations services for the one year period after closing of the Share Exchange.

The Share Exchange Transaction

On July 7, 2006, the Company entered into an Exchange Agreement with KI Equity Partners LLC, Prime Fortune Enterprises Ltd. (“Prime”), the equity owners of Prime, namely, Chung Kwok, Po Nei Sze, and Prime Corporate Developments Limited (the “Prime Shareholders”), and Hamptons Investment Group Ltd. (“Hamptons”) (collectively the “Infosmart BVI Shareholders”) to acquire all of the equity ownership of Infosmart Group Limited, a company incorporated in the British Virgin Islands (“Infosmart BVI”) through the acquisition of Prime, the former 100% direct equity owner and holding company of Infosmart BVI. Under the terms of the Exchange Agreement, immediately prior to the closing of the share exchange transaction, Hamptons was to receive 58.82352 shares of Prime’s capital stock as payment for its services as a finder in connection with the exchange transaction.

On August 11, 2006, Prime’s and Infosmart BVI’s boards of directors and their respective shareholders agreed to restructure the ownership of Infosmart BVI’s issued capital stock, resulting in the transfer of the entire equity ownership of Infosmart BVI directly to Chung Kwok and the Prime Shareholders. On August 14, 2006, the Company entered into a First Amendment to the Exchange Agreement with KI Equity, Prime, the equity owners of Prime, Infosmart BVI, the equity owners of Infosmart BVI (which also consisted of Chung Kwok, Lui Sau Wan, and Prime Corporate Developments Limited), and Hamptons, whereby Infosmart BVI and the Infosmart BVI Shareholders replaced Prime and the Prime Shareholders as parties to the Exchange Agreement and assumed all of Prime’s and the Prime Shareholders’ obligations, representations, warranties, liabilities, and responsibilities under the Exchange Agreement, including Prime’s obligation to issue the shares of stock to compensate Hamptons for its services immediately prior to the closing of the share exchange transaction. Pursuant to the Exchange Agreement, as amended by the First Amendment, the Company acquired all of the outstanding shares of Infosmart BVI’s capital stock from the equity owners of Infosmart BVI and Hamptons, and the Infosmart BVI Shareholders transferred and contributed all of their Infosmart BVI shares to the Company. In exchange, the Company issued to the Infosmart BVI Shareholders 1,000,000 shares of the Company’s Series A Preferred Stock, which were convertible into 116,721,360 shares of the Company’s common stock and have since been converted in full. The share exchange transaction closed on August 16, 2006.

Chung Kwok is currently a director of the Company, and the dollar value of Mr. Kwok’s interest in the share exchange transaction was approximately $206,831 at the time of closing. Po Nei Sze is currently an executive officer of the Company, and the dollar value of Ms. Sze’s interest in the share exchange transaction was approximately $731,905 at the time of closing. Lui Sau Wan is a 5% shareholder of the Company, and the dollar value of Ms. Lui’s interest in the share exchange transaction was approximately $243,584 at the time of closing.

Other Related Transactions

During the period December 31, 2005 to the closing of Share Exchange on August 16, 2006, Prime Corporate Developments Limited, a related entity solely owned by the Company’s Chief Financial Officer and Director Ms. Po Nei Sze, loaned approximately $384,615 to Infosmart BVI in connection with the construction of the Discobras manufacturing facility in Brazil. As of December 31, 2007, $316,097 of the original principal amount remains outstanding. During the fiscal year ended December 31, 2007, Infosmart BVI paid $NIL in principal of the original principal amount to Prime Corporate Developments Limited, and there is no interest on the loan.

Other than the above transactions or otherwise set forth in any reports filed by the Company with the SEC, the Company and its subsidiaries have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of its common stock, or family members of such persons. The Company is not a subsidiary of any other company.

Director Independence

Four of our directors - Simon Lee, Wai Chuen Leung, Joseph Chang, Chi-Man Lam -- are independent directors as that term is defined under AMEX Rules and Regulations.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our current independent auditors, Parker Randall CF (H.K.) CPA Limited*, and our former independent auditors, PKF Hong Kong, in each of the last two fiscal years, in each of the following categories are:

	2007*	2006
Audit fees	$73,630	$111,138
Audit- related fees	10,000	5,791
Tax fees	17,085	15,258
All other fees	—	—

* We retained Parker Randall CF (H.K.) CPA Limited on August 10, 2007.

Fees for audit services include fees associated with the annual audit and the review of documents filed with the Securities and Exchange Commission. Audit-related fees principally include fees reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees. Tax fees included tax compliance, tax advice and tax planning work.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

A list of the financial statements of the Company filed as part of this Report can be found above in Part II, Item 8.

Exhibit Number	Description
2.1	Exchange Agreement by and among Cyber, KI Equity, Hamptons Investment Group, Ltd., Prime and the Prime Shareholders dated July 7, 2006 (1)

2.2
First Amendment to the Exchange Agreement dated August 16, 2006 between Cyber, KI Equity Partners, LLC, Hamptons Investment Group, Ltd., Prime, Prime Shareholders, Infosmart Group Ltd. and the Infosmart BVI Shareholders (2)

2.3	Voting Agreement by and among the Infosmart BVI Stockholders and KI Equity dated August 16, 2006 (2)

3.1	Articles of Incorporation (3)

3.2	Bylaws (3)

3.3	Amendment to Bylaws (4)

3.4	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series A Convertible Preferred Stock (2)

3.5	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series B Convertible Preferred Stock (2)

4.1	Lock-Up Agreement (5)

4.2	Specimen Stock Certificate for Shares of Common Stock of the Company (6)

10.1	Lease of registrant's facilities dated January 29, 2004 (7)

10.2	Lease of registrant's facilities dated March 22, 2006 (7)

10.3	Lease of registrant's facilities dated September 16, 2003 (7)

10.4	Lease of registrant's facilities dated July 25, 2003 (7)

10.5	Lease of registrant's facilities dated September 30, 2003 (7)

10.6	Placement Agent Agreement dated July 7, 2006 between the Registrant, Securities, LLC and Axiom Capital Management, Inc. (2)

10.7	Form of Subscription Agreement between the Registrant and the Investor to be identified therein (2)

10.8	Registration Rights Agreement (2)

10.9	Form of Common Stock Purchase Warrant (2)

10.10	Assignment and Assumption of Placement Agreement by an among Infosmart BVI, Cyber, Keating Securities, LLC and Axiom Capital Management, Inc. dated August 16, 2006 (2)

10.11	Appointment Letter Agreement by and among Po Nei Sze and Infosmart Group Limited dated June 1, 2006 (2)

10.12	Appointment Letter Agreement by and among Andrew Chang and Infosmart Group Limited dated July 1, 2006 (2)

10.13	Appointment Letter Agreement by and among Chung Kwok and Infosmart Group Limited dated July 1, 2006 (2)

10.14	Cooperation Agreement by and among Infoscience Media Ltd. and Infoscience Holdings Ltd. dated December 1, 2005 (2)

10.15	Amendment Agreement by and among Info smart Technology Limited, Info Smart International Enterprises Limited, and Mega Century Ltd. dated January 1, 2006 (2)

10.16	Banking Facilities Letter Agreement by and between Infoscience Media Limited and Hang Seng Bank Limited dated September 15, 2005 (2)

10.17	General Banking Facilities Agreement by and between Info Smart Technology Ltd. and Chiyu Banking Corporation Limited dated November 28, 2003 (2)

10.18	Contract for two Automatic Dual Track DVDR Manufacturing Systems "Streamline II DVDR" between Infoscience Media Ltd. and ACME Cassette Manufacturing Limited dated September 15, 2004 (2)

10.19	Sale and Purchase Agreement between Infoscience Media Limited and New Passion Investments Limited dated December 1, 2006 (8)

16.1	Letter from PKF Hong Kong dated September 10, 2007 (9)

21.1	Subsidiaries *

23.1	Consent of Parker Randall CF (H.K.) CPA Limited *

23.2	Consent of PKF*

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith.

(1)	Filed on July 12, 2006 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on August 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on May 6, 1999 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-60487), as amended, and incorporated herein by reference.

(4)	Filed on May 15, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-QSB and incorporated herein by reference.

(5)	Filed on January 27, 2000 as an exhibit to the Company’s Form 8-A and incorporated herein by reference.

(6)	Filed on September 29, 2000 as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.

(7)	Filed on September 15, 2006 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-137362) and incorporated herein by reference.

(8)	Filed on April 2, 2007 as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.

(9)	Filed on September 11, 2007 as an exhibit to the Company’s Current Report on Form 8-K/A and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSMART GROUP, INC.

Dated: April 1, 2008	By:	/s/ Parker Seto
Parker Seto, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Parker Seto Parker Seto	Chief Executive Officer, President	April 1, 2008

/s/ Po Nei Sze Po Nei Sze	Chief Financial Officer, Treasurer, Secretary, Director	April 1, 2008

/s/ Andrew Chung Yuen Chang Andrew Chung Yuen Chang	Chairman of the Board of Directors	April 1, 2008

/s/ Chung Kwok Chung Kwok	Director	April 1, 2008

/s/ Simon Lee Simon Lee	Director	April 1, 2008

/s/ Wai Chuen Leung Wai Chuen Leung	Director	April 1, 2008

/s/ Joseph Chang Joseph Chang	Director	April 1, 2008

/s/ Chi-Man Lam Chi-Man Lam	Director	April 1, 2008