Form 10-Q
period 2008-03-31
Infosmart Group, Inc.
filed 2008-05-20
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 001-15643

INFOSMART GROUP, INC.

(Exact name of registrant as specified in it charter)

California	95-4597370
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

5th Floor, Texaco Building
126-140 Texaco Road,
Tsuen Wan, Hong Kong

 (Address of principal executive offices)

(852) 2944-9905

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 147,774,923 issued and outstanding as of April 15, 2008.

INFOSMART GROUP, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Infosmart Group, Inc.

Condensed Consolidated Financial Statements
For the three months ended March 31, 2008
and 2007
(Stated in US Dollars)

INFOSMART GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2008	2007

Net sales	$7,560,447	$7,698,415

Cost of sales	(6,498,617)	(5,733,147)

Gross profit	1,061,830	1,965,268

Administrative expenses	(780,224)	(931,050)

Selling and distributing costs	(72,867)	(79,516)

Income from operations	208,739	954,702

Other income	813,960	308,759

Interest expenses	(138,407)	(142,540)

Income before income taxes	884,292	1,120,921

Income taxes - note 4	(51,309)	(215,637)

Net income	832,983	905,284

Minority interest	(4,963)	-

Net income before dividend	828,020	905,284

Series B preferred dividend	(79,345)	(125,411)

Net income applicable to common shareholders	748,675	779,873

Earning per share - note 9

- basic	$0.01	$0.01

- dilutive	$0.01	$0.01

Weighted average shares outstanding

- basic	142,175,630	136,252,633

- dilutive	176,116,942	159,936,810

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Unaudited)
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$314,695	$1,023,440
Trade receivables	20,292,971	38,725,882
Prepaid expenses and other receivables	268,070	544,345
Prepaid tax	0	13,847
Inventories (net of allowance of $Nil for 2008 and 2006) - note 6	3,165,556	3,396,194

Total current assets	24,041,292	43,703,708
Plant and equipment, net - note 7	30,730,427	31,093,668
Intangible assets	1,740,110	1,810,655

TOTAL ASSETS	$56,511,829	$76,608,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$5,816,309	$25,809,022
Other payables and accrued liabilities	818,082	1,672,468
Income tax payable	658,276	696,946
Current portion of bank borrowings - note 8	6,797,141	6,762,553
Finance lease payable	45,684	34,570
Current portion of other loans	5,302,097	5,065,639

Total current liabilities	19,437,589	40,041,198
Non-current portion of bank borrowings - note 8	1,539,796	2,092,949
Non-current portion of other loans	569,194	717,423
Non-current portion of finance lease payable	7,478	0
Advance from a related party	929,750	929,634
Deferred tax liabilities - note 4	2,732,350	2,305,729

TOTAL LIABILITIES	$25,216,157	$46,086,933

INFOSMART GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
COMMITMENTS AND CONTINGENCIES – note 10
Series B Redeemable Convertible Preferred Stock: No par value -
note 11
Authorized 1,800,000 shares; Issued and outstanding:
2008 - 514,005 shares and 2007 - 597,011 shares	$1,455,221	$1,690,222

STOCKHOLDERS’ EQUITY
Common stock: No par value - note 11
Authorized: 300,000,000 shares; Issued and outstanding:
2008 – 147,774,923 shares and 2007 -144,248,709 shares	2,662,861	2,412,605
Additional paid-in-capital - note 11	8,118,664	8,118,664
Accumulated other comprehensive income	1,522,684	1,517,003
Retained earnings	17,487,318	16,738,643

TOTAL STOCKHOLDERS’ EQUITY	29,791,527	28,786,915

Minority interest	48,924	43,961

	29,840,451	28,830,876

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,511,829	$76,608,031

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities
Net income	$832,983	$905,284
Adjustments to reconcile net income to net cash flows
(used in) provided by operating activities:
Depreciation	420,811	554,819
Deferred income taxes	51,309	177,590
Amortization of license usage right	70,545	70,545
Loss on disposal of property, plant and equipment	0	181,617
Changes in operating assets and liabilities:
Trade receivables	18,424,967	(3,414,499)
Prepaid expenses and other receivables	276,163	(785,410)
Inventories	229,941	(604,842)
Trade payables	(19,987,419)	2,805,974
Income tax payable	(38,527)	(13,433)
Other payables and accrued liabilities	(854,043)	(189,250)

Net cash flows used in provided by operating activities	(573,270)	(311,605)

Cash flows from investing activities
Payment for acquisition of fixed assets	(57,570)	(1,045,351)
Proceeds from disposal of plant and equipment	0	400,926

Net cash flows used in investing activities	(57,570)	(644,425)

Cash flows from financing activities
Dividend paid	(79,345)	(125,411)
Issuance of common stock	15,255	0
Net advancement of other bank loans	404,423	1,206,745
Net repayment of non-recurring bank loans	(689,584)	(434,287)
Proceeds from other loans	132,917	0
Repayment of other loans	(24,908)	(80,798)
Decrease (increase) in restricted cash	0	295,216
Increase / (decrease) in bank overdrafts	(88,457)	45,733

Net cash flows (used in) / provided by financing activities	(329,699)	907,198

Effect of foreign currency translation on cash and cash equivalents	251,794	(104)

Net decrease in cash and cash equivalents	(708,745)	(48,936)

Cash and cash equivalents, beginning of period	1,023,440	206,258

Cash and cash equivalents, end of period	$314,695	$157,322

INFOSMART GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2008	2007

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$136,964	$238,004
Income taxes	100,040	51,480
Non-cash investing and financing activities:
Conversion of Series B Shares to common stock	$235,001	$81,800

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes included in the 2007 annual report filed with the Securities and Exchange Commission.

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

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

2.	Descriptions of business (Cont’d)

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

As a result of the Blu-ray format DVD prevailing over the HD-DVD in the battle of dominating the future format of DVDR, we purchased the first set of Blu-ray DVD production replication systems in the China/Hong Kong region in order to meet the demands in the high definition media storage market. We plan to invest at least $10 million in the upcoming year for Blu-ray replication production lines in the upcoming year, with the first Blu-ray replication systems being purchased at about $1.4 million. This move is in line with our strategy of keeping ourselves as the leader and forerunner of recordable media manufacturers in the world. We foresee inputting additional resources in purchasing and installing more production lines in 2008 and in Brazil by 2009 as the market for Blu-ray DVD players and writers become more mature. We are going to install the new production lines of Blu-ray and train up our specialists in May. The mass production of Blu-ray is planned to launch in June, and we are now preparing for the customer order confirmation through our existing marketing and distribution channels.

3.	Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of Infosmart Group Inc. (the Company) and its subsidiaries (the Group). Significant intercompany transactions have been elimination in consolidation.

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Basis of presentation and consolidation (Cont’d)

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up the effective date of disposal.

As of March 31, 2008, the particulars of the subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued capital

Infosmart Group Limited	British Virgin Islands	March 23, 2005	100%	US$1,427,794
Infoscience Media Global Limited	British Virgin Islands	May 17, 2007	100%	US$1
Portabello Global Limited	British Virgin Islands	March 21, 2007	100%	US$1
Info Smart International Enterprises Limited	Hong Kong	September 26, 2003	100%	US$25.65 (HK$ 200)
Info Smart Technology Limited	Hong Kong	December 14, 2001	100%	US$618,075 (HK$4,820,000)
Infoscience Media Limited	Hong Kong	September 10, 2004	100%	US$1,282 (HK$10,000)
Infoscience Holdings Limited	Hong Kong	February 23, 2004	100%	US$13 (HK$100)
Discobras Industria E Comercio De Electro Electronica Ltda	Brazil	March 2006	99.42%	US$7,977,072

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

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

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

Income taxes

The Company accounts for income tax using as asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

Dividends

Dividends are recorded in the Company’s financial statements in the period in which they are declared.

The Series B Convertible Preferred Stock carries dividends at 8% per annum payable quarter in cash in US Dollars.

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

Comprehensive income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.

Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

Foreign currency translation

The functional currencies of the Company are Hong Kong dollars (“HK$”) and Brazil dollars (Real$). The Company maintains its financial statements in the functional currencies. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment to other comprehensive income, a component of stockholders’ equity.

The exchange rates in effect at March 31, 2008 and 2007 were HK$1 for $0.1285 and $0.128 and Real$1 for $0.5733 and $0.4859, respectively. The average exchange rates for 2008 and 2007 were HK$1 for $0.1284 and $0.1286 and Real$1 for $0.5296 and $0.4731, respectively. There is no significant fluctuation in exchange rate for the conversion between HK dollars, Real dollars and US dollars after the balance sheet date.

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

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

The Company’s common stock equivalents at March 31, 2008 include the following:

Convertible redeemable preferred stock Series B	16,011,804
Detachable common stock warrants	28,510,347
Placement agent warrants	2,931,035

47,453,186

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

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

Impairment of long-live assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. No impairment of long-lived assets was recognized for any of the periods presented.

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which permits entities to choose measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements, included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet completed its assessment of the impact upon adoption of SFAS No. 159 on the consolidated financial position, results of operations or cash flows.

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

Recent accounting pronouncements (cont’d)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141(R0 will not impact the Company’s accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, the Company expects that its accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 160 will have on its financial statements upon adoption.

4.	Income taxes

The components of the provision for income taxes in Hong Kong are:

	Three months ended March 31,
	2008	2007

	(Unaudited)	(Unaudited)

Current taxes	103,627	38,047
Deferred taxes	(52,318)	177,590

	51,309	215,637

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

4.	Income taxes (cont’d)

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the three months ended March 31, 2008 and 2007. The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profits tax rate of 17.5% on the estimated assessable profits during the periods.

Deferred tax (assets) liabilities as of March 31, 2008 and December 31, 2007 are composed of the following:

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Hong Kong
Operating losses available for future periods	-	-
Temporary difference on accelerated tax
depreciation on plant and equipment	2,732,350	2,305,729

The United States
Operating losses available for future periods	(115,773)	(482,683)
Valuation allowance	115,773	482,683

Deferred tax liabilities, net	$2,732,350	$2,305,729

Recognized in the balance sheet:
Net deferred tax liabilities	2,732,350	2,305,729

	$2,732,350	$2,305,729

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

5. Comprehensive income

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net income applicable to common shareholders	$748,675	$779,873
Foreign currency translation adjustments	5,681	70,508

Total comprehensive income	754,356	850,381

6. Inventories

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$1,196,573	$1,190,330
Work in progress	34,132	15,974
Finished goods	1,934,851	2,189,890

	$3,165,556	$3,396,194

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

7.	Plant and equipment

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Costs
Production lines and equipment	$38,091,748	$38,034,178
Leasehold improvements	2,132,378	2,132,378
Furniture, fixtures and office equipment	221,393	221,393
Motor vehicles	260,550	260,550

	40,706,069	40,648,499

Accumulated depreciation
Production lines and equipment	9,023,803	8,666,845
Leasehold improvements	856,434	811,850
Furniture, fixtures and office equipment	56,886	50,662
Motor vehicles	38,519	25,474

	9,975,642	9,554,831

Net
Production lines and equipment	29,067,945	29,367,333
Leasehold improvements	1,275,944	1,320,528
Furniture, fixtures and office equipment	164,507	170,731
Motor vehicles	222,031	235,076

	$30,730,427	$31,093,668

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

7.	Plant and equipment (cont’d)

An analysis of production lines and equipment pledged to banks for banking facilities (note 12(a)) granted to the Company is as follows:

	Pledged for banking facilities
	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Costs	$14,724,398	$14,724,398
Accumulated depreciation	(4,350,338))	(4,115,101))

Net	$10,374,060	$10,609,297

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Depreciation for the period	$235,237	$145,832

The components of depreciation charged are:

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Included in factory overheads
Production lines and equipment	$356,958	$471,716

Included in operating expenses
Leasehold improvements	44,584	76,384
Furniture, fixtures and office equipment	6,224	3,983
Motor vehicles	13,045	2,736

	63,853	83,103

	$420,811	$554,819

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

8.	Bank borrowings

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Secured:
Bank overdrafts repayable on demand	$105,966	$194,423
Repayable within one year
Non-recurring bank loans	2,622,222	2,310,090
Other bank borrowings	4,068,953	3,665,280

	6,797,141	6,169,793

Repayable after one year
Non-recurring bank loans	1,539,796	2,092,949

	8,336,937	8,262,742

Unsecured:
Other bank borrowings	0	592,760

	$8,336,937	$8,855,502

As of March 31, 2008, the Company’s banking facilities are composed of the following:

Facilities granted	Granted	Amount Utilized	Unused

Letter of credit including:
- Outstanding letter of credit		$423,740
- Letter of credit under trust receipt		3,645,212
	5,128,205	4,068,952	1,059,253
Bank overdrafts	256,410	105,966	150,444
Non-recurring bank loans	4,162,018	4,162,018	-
Bank guarantee for utility deposit	153,846	153,846	-

	9,700,479	8,490,782	1,209,697

The above banking borrowings were secured by the following:-

(a)	first fixed legal charge over 17 DVDR production lines with carrying amounts of $10,374,060; and

(b)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary.

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

9.	Earnings per share

The Company’s potentially dilutive securities at March 31, 2008 include the following:

Convertible redeemable preferred stock Series B	16,011,804
Detachable common stock warrants	28,510,347
Placement agent warrants	2,931,035

47,453,186

10.	Commitments and contingences

Operating leases commitments

The company leases office and factory premises under various non-cancelable operating lease agreements that expire at various dates through 2010, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements payable as of March 31, 2008 are as follows:

Period ending March 31
2008	$258,613
2009	119,249
2010	28,800

Contingencies

From time to time, the Company is subject to legal claims and legal proceedings that arise in the ordinary course of our business. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation. Management is not currently aware of any pending legal proceedings against Infosmart Group except for the following:

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

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

10.	Commitments and contingences (cont’d)

In Re: Factory 2-U Stores, Inc., U.S. Bankruptcy Count, District of Delaware - Adv. Proc. No. 005-30480. On March 7, 2006, a compliant was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint sought to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor’s bankruptcy petition. The Company defended against the preference claim by asserting that such transfers were made in the ordinary course of business. On May 22, 2007, all parties entered into a settlement agreements, subject to the bankruptcy court’s approval. The settlement term is that Infosmart is required to pay to the complaint the sum of $15,000 on or before May 25, 2007. The bankruptcy court approved the settlement and dismissed the complaint with prejudice on June 21, 2007.

11.	Common stock and convertible preferred stock

	Common stock		Series B		Additional
	No. of		No. of		paid-in
	shares	Amount	shares	Amount	Capital

Balance, January 1, 2008	144,248,708	$2,412,605	597,011	$1,690,222	$8,118,664

Issuance of common stock	1,300,000	$15,255	-	$-	$-

Conversion of Series B to
common stock on
various dates	2,226,215	$235,001	(83,006)	$(235,001)	$-

Balance, March 31, 2008	147,774,923	$2,662,861	514,005	$1,455,221	$8,118,664

Common Stock

The number of authorized shares of the Company’s common stock is 300,000,000 shares. The shares have no par value.

Series B Preferred Stock and Warrants

The material terms of the Company’s Series B Preferred Stock are summarized below.

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

11.	Common stock and convertible preferred stock (cont’d)

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

Additional paid-in capital

The Company allocated the net proceeds ($6,885,000) between the Series B Preferred Stock ($3,738,827) and the warrants ($3,146,173) based upon their relative fair values as of the closing date. The Company determined the fair value of the warrants (including Placement Agent Warrants which were valued at $644,800) using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 5.05%; volatility of 368% and contractual life of 5 years. The Company recorded the portion of the proceeds attributable to the stock as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities after determining the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity did not apply. The Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but do not require derivative treatment pursuant to the scope exception in paragraph 11(a) of SFAS 133.

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

11.	Common stock and convertible preferred stock (cont’d)

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

12.	Pension plans

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

The assets of the schemes are controlled by trustees and held separately from those of the Company. The Company fully complied the contribution requirement and total pension cost was $25,740 and $18,482 for the three months ended March 31, 2008 and 2007, respectively.

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

13.	Segment Information

The Company is engaged in the manufacture and distribution of DVDR, CDR and non-diskette storage media (Flash card and Micro SD). The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar. Information for the DVDR, CDR products, flash drive and memory card are disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:-

	Flash drive and memory card		DVDR and Related Products		CDR		Total
	Three months ended March 31		Three months ended March 31		Three months ended March 31		Three months ended March 31
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$182,500	-	$5,652,182	$7,075,858	$1,725,765	$622,557	$7,560,447	$7,698,415
Segment profit	60,919	-	629,924	1,030,274	193,449	90,647	884,292	1,120,921

	As of		As of		As of		As of
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$1,364,126	$27,786,444	$42,248,183	$46,570,275	$12,899,520	$2,251,312	$56,511,829	$76,608,031

INFOSMART GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

13.	Segment Information (cont’d)

Other than the production lines and equipment located in Brazil, which have carrying amounts of $11,722,445 respectively (December 31, 2007: production lines and equipment of $11,947,265), all of the Company’s long-lived assets are located in Hong Kong. Geographic information about net sales, which are classified based on location of the customers, is set out as follows:

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Argentina	$149,024	$0
Australia	129,147	2,845,838
Belize	361,744	0
Brazil	3,503,793	2,521,387
Czech Republic	0	20,573
China and Hong Kong	2,865,174	673,373
Philippine	180,684	0
South America	30,046	0
Thailand	39,739	427,110
Turkey	0	147,498
United Kingdom	0	142,926
United States	255,816	769,767
Other countries	45,280	149,943

Total	7,560,447	7,698,415

14.	Comparative amounts

Certain amounts included in prior periods’ condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or the “Company” or “Infosmart” means Infosmart Group, Inc. and its subsidiaries.

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

On April 30, 2008, we closed a $5,000,000 commercial secured lending transaction (the “Loan”) with two institutional investors (the “Lenders”). We entered into a Securities Purchase Agreement, pursuant to which the Lenders loaned to us an aggregate of $4,000,000 at a 20% original issue discount from the aggregate $5,000,000 principal amount. The proceeds of this financing are marked for our development of Blu-Ray Disc (DB) sales and marketing efforts in local and international markets.

Critical Accounting Policies and Estimates

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated on consolidation.

Minority Interests. For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties to set up a subsidiary, Discobrás, in Brazil. Discobrás has a social capital of $8,046,281 (equivalent to R$17,385,600), of which 99.42% or $8,000,000 (equivalent to R$17,285,600) (“Investment Cost”) has been subscribed by the Company. As of March 31, 2008, neither one of the two independent third parties had fully satisfied their required capital contribution by any means. The minority interests have been recognized in the accompanying financial statements.

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

The Company's common stock equivalents at March 31, 2008 include the following:

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

Impairment of long-live assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. No impairment of long-lived assets was recognized for any of the periods presented.

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

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Net Sales. For the three months ended March 31, 2008, net sales decreased relative to the three months ended March 31, 2007, from $7,698,415 to $7,560,447. The decrease in net sales mainly due to the greater cost fluctuation of outsourced Flash drives and memory cards for the past three months. We plan to explore other sources of these of Flash drives and memory cards to alleviate the costs during the coming few months. Also, net sales in China, which is our main customer segment base, dropped during the first quarter of 2008 due to decreased demand as a result of Chinese New Year and a blizzard in China that interrupted our distribution networks during the first quarter of 2008. Another factor in the decrease in net sales of DVDRs in Hong Kong is our policy of geographical diversification and our shift of focus from the lower margin Hong Kong markets to higher margin markets, such as Asia and Brazil. Market trends show a high expectation for the new Blu-ray discs and a lower demand for DVDR discs.

Cost of Sales. Cost of sales increased from $5,733,147, or approximately 74.47% of net sales for the three months ended March 31, 2007, to $6,498,617, or approximately 85.95% of net sales for the three months ended March 31, 2008. The approximately 13% increase is mainly due to higher transportation costs incurred as a result of the operation of our Brazilian factory during the first quarter of 2008.

Gross Profit. Gross profit decreased approximately 46% from $1,965,268 for the three months ended March 31, 2007 to $1,061,830 for the three months ended March 31, 2008. This decrease in gross profit was primarily due to the decrease in our volume of sales and the increase in our cost of sales.

Selling and Distribution Costs. For the three months ended March 31, 2008, selling and distribution costs decreased approximately 8.36% from $79,516 to $72,867 relative to the three months ended March 31, 2007. The decrease is attributable to lower freight expenses for the first quarter of 2008 since our distribution network in China was interrupted by a blizzard during the first quarter of 2008.

Administrative Expenses. Administrative expenses included depreciation and amortization charges, and was $780,224 and $931,050 for the three months ended March 31, 2008 and 2007, respectively. This substantial decrease in administrative expenses was due to effective cost control measures that we put in place during the first quarter of 2008.

Net Income. Net income decreased approximately 7.98% from $905,284 for the three months ended March 31, 2007 to $832,983 for the three months ended March 31, 2008. Net income margin was 11.01% and 11.75% in the same comparable periods in 2008 and 2007, respectively.

Liquidity and Capital Resources

Three Months
Ended March 31,	2008	2007	Change

Net cash (used in) provided by operating activities	$(573,270)	$(311,605)	$(261,665)

Net cash (used in) Investing activities	(57,570)	(644,425)	586,855

Net cash provided by (used in) Financing activities	(329,699)	907,198	(1,236,897)

Net cash used in operating activities was $573,270 for the three months ended March 31, 2008 and $311,605 for the three months ended March 31, 2007. The increase in our net cash used in operating activities was mainly due to the decrease of our trade payables with a corresponding decrease in sales volume.  The decrease in our trade payable was a result of cash payments but not off-set by collection of receivables.

Net cash used in investing activities was $57,570 for the three months ended March 31, 2008 and $644,425 for the three months ended March 31, 2007. The decrease in net cash used in investing activities is mainly related to a decrease in acquisitions of plant and equipment during the first quarter of 2008.

Net cash used in financing activities was $329,699 for the three months ended March 31, 2008, and net cash provided by financing activities of $907,198 for the three months ended March 31, 2007. The decrease in our net cash provided by financing activities was mainly due to the repayment of a bank loan.

Off-Balance Sheet Arrangements

A bank guarantee was given by a bank to an electric utility company on Infosmart’s behalf. This guarantee exempted Infosmart from the obligation of paying a deposit required by the electric utility company. This off-balance sheet arrangement has no effect on the Infosmart’s liquidity, capital resources, market risk support or credit risk support, other than allowing Infosmart to retain a $153,846 deposit that would have been required by the utility company. Infosmart is not aware of any events, demands, commitments, trends or uncertainties that will result in of reasonably likely result in the termination of this arrangement.

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

The following tables summarize our contractual obligations as of March 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$8,337	$6,797	$1,540	$—	$—
Other Indebtedness	5,871	5,302	569	—	—
Operating Leases	406	258	148	—	—
Total Contractual Obligations:	$14,614	$12,357	$2,257	$—	$—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments during the quarter ended March 31, 2008 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Assuming the full conversion of our Series B Preferred Stock, we will have approximately 176,116,942 shares of common stock outstanding as of March 31, 2008. As restrictions on resale of such additional shares end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

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

As of March 31, 2008, there are outstanding warrants entitling the holders to purchase up to 28,510,347 common shares at an exercise price of $0.326 per share. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the warrants.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
2.1	Amended and Restated Securities Purchase Agreement, dated August 25, 2005 (5)

2.2	Transfer and Assumption Agreement dated as of May 31, 2005 (5)

2.3	Exchange Agreement by and among Cyber, KI Equity, Hamptons Investment Group, Ltd., Prime and the Prime Shareholders dated July 7, 2006 (6)

2.4	Guarantee and Assumption Agreement by and among Cyber, Infosmart, IS International, IS Technology and IS Media dated July 7, 2006 (6)

2.5
First Amendment to the Exchange Agreement dated August 16, 2006 between Cyber, KI Equity Partners, LLC, Hamptons Investment Group, Ltd., Prime, Prime Shareholders, Infosmart Group Ltd. and the Infosmart Shareholders (7)

2.6	Amended and Restated Guarantee and Assumption Agreement by and among Cyber, IS International, IS Technology and IS Media dated August 16, 2006 (7)

2.7	Voting Agreement by and among the Infosmart Stockholders and KI Equity dated August 16, 2006 (7)

2.8	Escrow Agreement by and among Cyber, KI Equity, Infosmart, the Infosmart Stockholders and Richardson, as escrow agent, dated August 16, 2006 (7)

2.9	Financial Advisory Agreement by an among Keating Securities LLC and Cyber Merchants Exchange Inc. dated August 16, 2006 (7)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Text of Amendment to Bylaws (9)

3.4	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series A Convertible Preferred Stock (7)

3.5	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series B Convertible Preferred Stock (7)

4.1	Lock-Up Agreement (2)

4.2	Specimen Stock Certificate for Shares of Common Stock of the Company (4)

4.3	Warrant expiring October 15, 2002 issued by the Company to Burlington Coat Factory Warehouse Corporation on October 15, 1997 (1)

4.4	Warrant expiring February 10, 2004 issued by the Company to Imperial Bank on February 10, 1999 (4)

4.5	Warrant expiring May 25, 2005 issued by the Company to Factory 2-U on May 25, 2000 (3)

10.1	Placement Agent Agreement dated July 7, 2006 between the Registrant, Securities, LLC and Axiom Capital Management, Inc. (7)

10.2	Form of Subscription Agreement between the Registrant and the Investor to be identified therein (7)

10.3	Registration Rights Agreement (7)

10.4	Form of Common Stock Purchase Warrant (7)

10.5	Assignment and Assumption of Placement Agreement by an among Infosmart, Cyber, Keatings Securities, LLC and Axiom Capital Management, Inc. dated August 16, 2006 (7)

10.6	Appointment Letter Agreement by and among Po Nei Sze and Infosmart Group Limited dated June 1, 2006 (7)

10.7	Appointment Letter Agreement by and among Andrew Chang and Infosmart Group Limited dated July 1, 2006 (7)

10.8	Appointment Letter Agreement by and among Chung Kwok (aka Andy Kwok) and Infosmart Group Limited dated July 1, 2006 (7)

10.9	Cooperation Agreement by and among Infoscience Media Ltd. and Infoscience Holdings Ltd. dated December 1, 2005 (7)

10.10	Cooperation Agreement by and among Info Smart Technology Limited. and Mega Century Limited dated January 1, 2006 (7)

10.11	Amendment Agreement by and among Info smart Technology Limited, Info Smart International Enterprises Limited, and Mega Century Ltd. dated January 1, 2006 (7)

10.12	Banking Facilities Letter Agreement by and between Infoscience Media Limited and Hang Seng Bank Limited dated September 15, 2005 (7)

10.13	General Banking Facilities Agreement by and between Info Smart Technology Ltd. and Chiyu Banking Corporation Limited dated November 28, 2003 (7)

10.14	Contract for two Automatic Dual Track DVDR Manufacturing Systems "Streamline II DVDR" between Infoscience Media Ltd. and ACME Cassette Manufacturing Limited dated September 15, 2004 (7)

10.15	Sale and Purchase Agreement between Infoscience Media Limited and New Passion Investments Limited dated December 1, 2006 (8)

10.16	Securities Purchase Agreement, dated April 30, 2008 (9)

10.17	Form of Secured Debenture (9)

10.18	Form of Warrant (9)

10.19	Security Agreement, dated April 30, 2008 (9)

10.20	Registration Rights Agreement, dated April 30, 2008 (9)

10.21	Form of Secured Convertible Debenture (9)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith

(1)	Filed on May 6, 1999 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-60487), as amended, and incorporated herein by reference.

(2)	Filed on January 27, 2000 as an exhibit to a report by the Company on a Form 8-A and incorporated herein by reference.

(3)	Filed on September 15, 2006 as an exhibit to the Company 's Registration Statement on Form SB-2 (File No. 333-137362) and incorporated herein by reference.

(4)	Filed on September 29, 2000 as an exhibit to the Company 's report on Form 10-KSB for the fiscal year ended June 30, 2000 and incorporated herein by reference.

(5)	Filed on August 26, 2005 as an exhibit to a report by the Company on a Form 8-K dated August 25, 2005 and incorporated herein by reference.

(6)	Filed on July 12, 2006 as an exhibit to a report by the Company on a Form 8-K dated July 7, 2006 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company 's first Current Report on Form 8-K filed on August 24, 2006.

(8)	Filed as an exhibit to the Company 's second Current Report on Form 8-K filed on August 24, 2006.

(9)	Filed as an exhibit to the Company 's Current Report on Form 8-K filed on May 5, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSMART GROUP, INC.
(Registrant)

Date: May 20, 2008	By:	/s/ Parker Seto
Parker Seto
Chief Executive Officer and President