Form 10-K/A
period 2007-12-31
Infosmart Group, Inc.
filed 2008-07-15
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Number of shares of common stock outstanding as of March 14, 2008: 147,593,836

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 is filed to include discussion and analysis of our operating results for fiscal year 2006 as compared to fiscal year 2005 under the “Management's Discussion and Analysis or Plan of Operation” section.

These changes were made in response to a letter from the Commission dated May 28, 2008. Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Annual Report on Form 10-K filed with the Commission on April 1, 2008. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Comparison of Two Years Ended December 31, 2006 and 2005

Net Sales. For the year ended December 31, 2006, net sales increased approximately 10% from $24,577,206 to $27,102,441 relative to the year ended December 31, 2005. The increase in revenue was mainly due to the continuous growth in our Australia, Asia and North America markets.

Cost of Sales. Cost of sales increased from $17,911,674, or approximately 72.88% of net sales for the year ended December 31, 2005, to $19,570,525, or approximately 72.21% of net sales for the year ended December 31, 2006. The 9.26% increase in cost of sales was commensurate with increase in our net sales.

Gross Profit. Gross profit increased approximately 13% from $6,665,532 for the year ended December 31, 2005 to $7,531,916 for the year ended December 31, 2006. This increase in gross profit was primarily due to the increase in our volume of sales as well as the substantial increase in sales in the higher margin markets, like Asia.

Selling and Distribution Costs. For the year ended December 31, 2006, selling and distribution costs decreased approximately 25% from $641,096 to $475,781 relative to the year ended December 31, 2005. This decrease in selling and distribution costs was mainly due to the change to a more competitive freight forwarder which led to a reduction of our freight expenses for the year ended December 31, 2006.

Administrative Expenses. Administrative expenses increased approximately 146% from $816,553 for the year ended December 31, 2005 to $1,997,379 for the year ended December 31, 2006. This substantial increase in administrative expenses during the year ended December 31, 2006 was mainly because the charges of top management’s remunerations as well as the employment of new administrative personnel.

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

	2006	2005
Financial Advisory Fees	$1,431,993	$-
Reverse Merger Fees	450,000	-
Other Professional Parties’ Fees	747,000	-
Others	124,397	320,892
Total	$2,753,390	$320,892

Net Income. Net income decreased approximately 75% from $4,214,761 for the year ended December 31, 2005 to $1,064,544 for the year ended December 31, 2006. Further, the net income margin was 3.93% and 17.15% in the same comparable periods in 2006 and 2005, respectively. The decrease in net income was due to the increase in administrative expenses and also the professional expenses related to restructuring and share exchange in 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2007

Net cash flow used in operating activities was $5,427,346 for the year ended December 31, 2007, and net cash flow provided by operating activities was $4,679,397 for the year ended December 31, 2006. The substantial increase in our net cash outflow used in operating activities for the year ended December 31, 2007 was mainly due to the increase of our trade payables with corresponding increase in sales volume with days sales outstanding of 78.1days in 2007 and days payable outstanding of 58.2 days in 2007 used more cash flow.

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

Year Ended December 31, 2006

Net cash flow provided by operating activities was $4,679,397 for the year ended December 31, 2006, and net cash flow provided by operating activities was $2,269,328 for the year ended December 31, 2005. The substantial increase in our net cash outflow used in operating activities for the year ended December 31, 2006 was mainly due to the company has prudently provided certain credit period to customers for the sales of DVDR in order to accelerate the penetration into the Asia market.

Net cash flow used in investing activities was $8,654,722 and $1,454,531 for the years ended December 31, 2006 and 2005, respectively. Uses of cash flow for investing activities mainly related to the capital expenditures for the acquisition of plant and equipment.

Net cash flow provided by financing activities was $4,027,732 for the year ended December 31, 2006. Compared with net cash flow provided by financing activities of $(756,134) for the year ended December 31, 2005, the increase in our net cash flow was mainly due to the inflow of proceeds from the issuance of Series B preferred stock in 2006.

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

2.3	Voting Agreement by and among the Infosmart BVI Stockholders and KI Equity dated August 16, 2006 (2)

3.1	Articles of Incorporation (3)

3.2	Bylaws (3)

3.3	Amendment to Bylaws (4)

3.4	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series A Convertible Preferred Stock (2)

3.5	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series B Convertible Preferred Stock (2)

4.1	Lock-Up Agreement (5)

4.2	Specimen Stock Certificate for Shares of Common Stock of the Company (6)

10.1	Lease of registrant's facilities dated January 29, 2004 (7)

10.2	Lease of registrant's facilities dated March 22, 2006 (7)

10.3	Lease of registrant's facilities dated September 16, 2003 (7)

10.4	Lease of registrant's facilities dated July 25, 2003 (7)

10.5	Lease of registrant's facilities dated September 30, 2003 (7)

10.6	Placement Agent Agreement dated July 7, 2006 between the Registrant, Securities, LLC and Axiom Capital Management, Inc. (2)

10.7	Form of Subscription Agreement between the Registrant and the Investor to be identified therein (2)

10.8	Registration Rights Agreement (2)

10.9	Form of Common Stock Purchase Warrant (2)

10.10	Assignment and Assumption of Placement Agreement by an among Infosmart BVI, Cyber, Keating Securities, LLC and Axiom Capital Management, Inc. dated August 16, 2006 (2)

10.11	Appointment Letter Agreement by and among Po Nei Sze and Infosmart Group Limited dated June 1, 2006 (2)

10.12	Appointment Letter Agreement by and among Andrew Chang and Infosmart Group Limited dated July 1, 2006 (2)

10.13	Appointment Letter Agreement by and among Chung Kwok and Infosmart Group Limited dated July 1, 2006 (2)

10.14	Cooperation Agreement by and among Infoscience Media Ltd. and Infoscience Holdings Ltd. dated December 1, 2005 (2)

10.15	Amendment Agreement by and among Info smart Technology Limited, Info Smart International Enterprises Limited, and Mega Century Ltd. dated January 1, 2006 (2)

10.16	Banking Facilities Letter Agreement by and between Infoscience Media Limited and Hang Seng Bank Limited dated September 15, 2005 (2)

10.17	General Banking Facilities Agreement by and between Info Smart Technology Ltd. and Chiyu Banking Corporation Limited dated November 28, 2003 (2)

10.18	Contract for two Automatic Dual Track DVDR Manufacturing Systems "Streamline II DVDR" between Infoscience Media Ltd. and ACME Cassette Manufacturing Limited dated September 15, 2004 (2)

10.19	Sale and Purchase Agreement between Infoscience Media Limited and New Passion Investments Limited dated December 1, 2006 (8)

16.1	Letter from PKF Hong Kong dated September 10, 2007 (9)

21.1	Subsidiaries (10)

23.1	Consent of Parker Randall CF (H.K.) CPA Limited (10)

23.2	Consent of PKF (10)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith.

(1)	Filed on July 12, 2006 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on August 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on May 6, 1999 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-60487), as amended, and incorporated herein by reference.

(4)	Filed on May 15, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-QSB and incorporated herein by reference.

(5)	Filed on January 27, 2000 as an exhibit to the Company’s Form 8-A and incorporated herein by reference.

(6)	Filed on September 29, 2000 as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.

(7)	Filed on September 15, 2006 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-137362) and incorporated herein by reference.

(8)	Filed on April 2, 2007 as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.

(9)	Filed on September 11, 2007 as an exhibit to the Company’s Current Report on Form 8-K/A and incorporated herein by reference.

(10)	Filed on April 1, 2008 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSMART GROUP, INC.

Dated: July 15, 2008	By:	/s/ Parker Seto
Parker Seto, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Parker Seto Parker Seto	Chief Executive Officer, President	July 15, 2008

/s/ Po Nei Sze Po Nei Sze	Chief Financial Officer, Treasurer, Secretary, Director	July 15, 2008

/s/ Andrew Chung Yuen Chang Andrew Chung Yuen Chang	Chairman of the Board of Directors	July 15, 2008

/s/ Chung Kwok Chung Kwok	Director	July 15, 2008

/s/ Simon Lee Simon Lee	Director	July 15, 2008

/s/ Wai Chuen Leung Wai Chuen Leung	Director	July 15, 2008

/s/ Joseph Chang Joseph Chang	Director	July 15, 2008

/s/ Chi-Man Lam Chi-Man Lam	Director	July 15, 2008