Form 10-Q
period 2008-06-30
Infosmart Group, Inc.
filed 2008-08-19
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 148,132,777 issued and outstanding as of June 30, 2008.

INFOSMART GROUP, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Infosmart Group Inc.

Condensed Consolidated Financial Statements
For the six months ended June 30, 2008 and 2007
(Stated in US Dollars)

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Index to financial statements

PAGES

Condensed consolidated statements of operations	5

Condensed consolidated balance sheets	6 - 7

Condensed consolidated statements of cash flows	8 - 9

Notes to condensed consolidated financial statements	10 - 27

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net sales	$6,768,637	$19,608,031	$14,329,084	$27,306,446

Cost of sales	(5,025,074)	(14,506,478)	(11,523,691)	(20,419,825)

Gross profit	1,743,563	5,101,553	2,805,393	6,886,621

Administrative expenses	(1,504,181)	(1,254,629)	(2,284,405)	(2,185,679)

Selling and distributing costs	(102,835)	(161,533)	(175,702)	(241,049)

Income from operations	136,547	3,685,391	345,286	4,459,893

Other income	153,578	90,740	967,538	579,699

Interest expenses	(296,665)	(191,900)	(435,072)	(334,440)

Income / (Loss) before income taxes	(6,540)	3,584,231	877,752	4,705,152

Income taxes - note 4	-	(287,540)	(51,309)	(503,177)

Net income / (loss)	(6,540)	3,296,691	826,443	4,201,975

Minority interest	(10,821)	5,024	(15,784)	5,024

Net income / (loss) before dividend	(17,361)	3,301,715	810,659	4,206,999

Series B preferred dividend	(73,363)	(124,712)	(152,708)	(250,123)

Net income / (loss) applicable to common shareholders	(90,724)	3,177,003	657,951	3,956,876

(Loss) / Earning per share - note 9

- basic	$(0.01)	$0.02	$0.01	$0.03

- dilutive	$(0.01)	$0.02	$0.01	$0.03

Weighted average shares outstanding

- basic	142,354,557	137,224,640	142,354,557	137,224,640

- dilutive	165,190,311	138,083,549	165,190,311	138,083,549

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Unaudited)
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$957,495	$1,023,440

Trade receivables	25,757,837	38,725,882
Prepaid expenses and other receivables	6,017,089	544,345
Prepaid tax	83,371	13,847
Inventories (net of allowance for doubtful accounts of $Nil for 2008 and 2007) - note 6	4,765,916	3,396,194

Total current assets	37,581,708	43,703,708
Deferred tax assets - note 4	-	-
Plant and equipment, net - note 7	29,180,498	31,093,668
Intangible assets	1,669,565	1,810,655

TOTAL ASSETS	$68,431,771	$76,608,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$14,241,499	$25,809,022
Other payables and accrued liabilities	1,324,581	1,672,468
Income tax payable	482,498	696,946
Current portion of bank borrowings - note 8	6,457,230	6,762,553
Finance lease payable	29,474	34,570
Current portion of other loans	1,382,838	5,065,639

Total current liabilities	23,918,120	40,041,198
Non-current portion of bank borrowings - note 8	997,541	2,092,949
Non-current portion of other loans	9,348,230	717,423
Advance from a related party	929,751	929,634
Deferred tax liabilities - note 4	2,732,350	2,305,729

TOTAL LIABILITIES	$37,925,992	$46,086,933

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
COMMITMENTS AND CONTINGENCIES – note 10
Series B Redeemable Convertible Preferred Stock: No par value -
note 11
Authorized 1,800,000 shares; Issued and outstanding:
2008 – 500,662 shares and 2007 – 597,011 shares	$1,417,445	$1,690,222
Minority interest	59,745	43,961

STOCKHOLDERS’ EQUITY
Common stock: No par value – note 11
Authorized: 300,000,000 shares; Issued and outstanding:
2008 – 148,132,777 shares and 2007 –144,248,709 shares	2,700,637	2,412,605
Additional paid-in-capital – note 11	8,118,664	8,118,664
Accumulated other comprehensive income	812,694	1,517,003
Retained earnings	17,396,594	16,738,643

TOTAL STOCKHOLDERS’ EQUITY	29,028,589	28,786,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,431,771	$76,608,031

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Six months endedJune 30,
	2008	2007

Cash flows from operating activities
Net income	$826,443	$4,201,974
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	1,565,088	1,339,944
Deferred income taxes	51,309	304,566
Amortization of license usage right	141,090	141,090
Loss on disposal of property, plant and equipment	-	181,617
Changes in operating assets and liabilities:
Trade receivables	12,968,045	(8,684,297)
Prepaid expenses and other receivables	(5,472,744)	(1,041,500)
Inventories	(1,369,722)	(1,346,519)
Trade payables	(11,567,523)	5,393,014
Income tax payable	(38,527)	207,840
Other payables and accrued liabilities	347,887	(2,389,115)

Net cash flows used in operating activities	(2,548,654)	(1,691,386)

Cash flows from investing activities
Payment for acquisition of fixed assets	(72,729)	(1,008,557)
Proceeds from disposal of plant and equipment	-	777,183

Net cash flows used in investing activities	(72,729)	(231,374)

Cash flows from financing activities
Dividend paid	(152,708)	(250,123)
Issuance of common stock	15,255	-
Net advancement of other bank loans	288,933	2,568,430
Net repayment of non-recurring bank loans	(1,379,168)	(547,856)
Proceeds from other loans	3,564,062	-
Repayment of other loans	(28,713)	(33,651)
Decrease in restricted cash	-	347,833
Decrease in bank overdrafts	(164,761)	-
Advance from a related party	-	247,530
Repayment of obligations under capital leases	-	(3,723)

Net cash flows provided by financing activities	2,142,900	2,328,440

Effect of foreign currency translation on cash and cash equivalents	412,538	(724)

Net (decrease) / increase in cash and cash equivalents	(65,945)	404,956

Cash and cash equivalents, beginning of period	1,023,440	206,258

Cash and cash equivalents, end of period	$957,495	$611,214

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	2008	2007

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$350,933	$261,778
Income taxes	100,040	51,480
Non-cash investing and financing activities:
Conversion of Series B Shares to common stock	$235,001	$150,236

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

The Company is in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) media and recordable compact discs (“CDR”) and non-diskette storage media. The Company manufactures DVDRs with 8x and 16x writable speeds as well as CDRs with 52x writable speeds, and has been developing its DVD-R manufacturing basis in both Hong Kong and Brazil to capture the worldwide market. As the “war” between high density format DVDR (“HD-DVD”) and Blu-ray DVD formats has ended with the Blu-ray DVD format surviving in the marketplace to become the latest format of DVD recordable media, the Company has a new perspective in business development in the world market for the next 5 years. The Company has acquired the first set of Blu-ray DVD replication systems in the China/Hong Kong region and will devote more resources to developing the market for Blu-ray DVD replication systems. The Company has customers in Western Europe, Australia, China, and North and South America.

The Company produces its products through three main operational business subsidiaries, Info Smart Technology Limited (“IS Technology”), Info Smart International Enterprises Limited (“IS International”) and Infoscience Media Limited (“IS Media”) at its state-of-the-art DVDR and CDR manufacturing facilities in Hong Kong.

In March 2006, IS Media formed Discobras, a Brazilian company, with a local partner, with registered capital of US$8 million for the Company’s new Brazilian DVDR production facility. The Company relocated some of its DVDR manufacturing equipment to Brazil in November 2006 and installed them in January 2007. Trial production in Brazil began in March 2007, and is currently producing at full capacity. In addition, the owners of the technologies and intellectual property necessary for the production of the Company’s products require that the Company obtain separate Patent Licenses for the use of intellectual property in the Company’s new DVDR manufacturing facility in Brazil. The Company is currently in the process of obtaining these Patent Licenses.

In December 2006, IS Media acquired 100% of the issued and outstanding common stock of Infoscience Holdings Limited (“IS Holdings”). IS Media has a cooperation agreement with IS Holdings wherein it manufactures its DVDRs using certain patent licenses owned by IS Holdings. IS Media acquired IS Holdings to guarantee the continuation of this cooperation agreement. The Company also has a Brazilian subsidiary, Discobras Industria E Comercio de Electro Eletronica Limiteda (“Discobras”), which was formed in March 2006 by IS Media and a local partner, with registered capital of US$8 million for its new Brazilian DVDR production facility. IS Media currently holds a 99.42% ownership interest in Discobras, and the local partner holds the remaining 0.58% ownership interest in Discobras. In addition, the Company incorporated a new subsidiary, Portabello Global Limited (“Portabello”), for distributing and reselling our recordable digital versatile discs and media to customers in South America.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from he effective date of acquisition or up the effective date of disposal.

As of June 30, 2008, the particulars of the subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued capital

Infosmart Group Limited	British Virgin Islands	March 23, 2005	100%	US$1,427,794
Infoscience Media Global Limited	British Virgin Islands	May 17, 2007	100%	US$1
Portabello Global Limited	British Virgin Islands	March 21, 2007	100%	US$1
Info Smart International Enterprises Limited	Hong Kong	September 26, 2003	100%	US$25.65 (HK$ 200)
Info Smart Technology Limited	Hong Kong	December 14, 2001	100%	US$618,075 (HK$4,820,000)
Infoscience Media Limited	Hong Kong	September 10, 2004	1000%	US$1,282 (HK$10,000)
Infoscience Holdings Limited	Hong Kong	February 23, 2004	100%	US$13 (HK$100)
Discobras Industria E Comercio De Electro Electronica Ltda	Brazil	March 2006	99.42%	US$7,977,072

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

The exchange rates in effect at June 30, 2008 and 2007 were HK$1 for $0.2045 and $0.2468 and Real$1 for $0.6271 and $0.5181 respectively. The average exchange rates for 2008 and 2007 were HK$1 for $0.2199 and $0.1286 and Real$1 for $0.5836 and $0.4731 respectively. There is no significant fluctuation in exchange rate for the conversion between HK dollars, Real dollars and US dollars after the balance sheet date.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

The Company’s common stock equivalents at June 30, 2008 include the following:

Convertible redeemable preferred stock Series B	15,653,950
Detachable common stock warrants	28,510,347
Placement agent warrants	3,740,577

47,904,874

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts, and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

Recent accounting pronouncements (cont’d)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more business combination, establishes th acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141(R0 will not impact the Company’s accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, the Company expects that its accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

4.	Income taxes

The components of the provision for income taxes in Hong Kong are:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$-	$213,376	$-	$214,976
Deferred taxes	-	74,164	-	288,201

	$-	$287,540	$-	$503,177

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the three and six months ended June 30, 2008. The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profits tax rate of 17.5% on the estimated assessable profits during the periods.

Deferred tax (assets) liabilities as of June 30, 2008 and December 31, 2007 are composed of the following:

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Hong Kong
Operating losses available for future periods		-
Temporary difference on accelerated tax depreciation on plant and equipment	$2,732,350	$2,305,728

The United States
Operating losses available for future periods	(115,773)	(482,683)
Valuation allowance	115,773	482,683

Deferred tax liabilities, net	$2,732,350	$2,305,728

Recognized in the balance sheet:
Net deferred tax assets	-	-
Net deferred tax liabilities	2,732,350	2,305,728

	$2,732,350	$2,305,728

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

5.	Comprehensive income

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net income (loss) applicable to common shareholders	$657,951	$3,956,875
Foreign currency translation adjustments	154,743	107,958

Total comprehensive income	$812,694	$4,064,833

6.	Inventories

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$1,325,387	$1,190,330
Work in progress	849,957	15,974
Finished goods	2,590,572	2,189,890

	$4,765,916	$3,396,194

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

7.	Plant and equipment

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Costs
Production lines and equipment	$38,106,907	$38,034,178
Leasehold improvements	2,132,378	2,132,378
Furniture, fixtures and office equipment	221,393	221,393
Motor vehicles	260,550	260,550

	40,721,228	40,648,499

Accumulated depreciation
Production lines and equipment	10,431,374	8,666,845
Leasehold improvements	1,012,818	811,850
Furniture, fixtures and office equipment	58,654	50,662
Motor vehicles	37,884	25,474

	11,540,730	9,554,831

Net
Production lines and equipment	27,675,533	29,367,333
Leasehold improvements	1,119,560	1,320,528
Furniture, fixtures and office equipment	162,739	170,731
Motor vehicles	222,666	235,076

	$29,180,498	$31,093,668

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

7.	Plant and equipment (cont’d)

An analysis of production lines and equipment pledged to banks for banking facilities (note 8(a)) granted to the Company is as follows:

	Pledged for banking facilities
	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Costs	$14,724,398	$14,724,398
Accumulated depreciation	(4,608,014)	(4,115,101)

Net	$10,116,384	$10,609,297

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Depreciation for the period	$492,913	$143,745

The components of depreciation charged are:

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Included in factory overheads
Production lines and equipment	$1,764,529	$1,143,458

Included in operating expenses
Leasehold improvements	200,968	180,562
Furniture, fixtures and office equipment	7,992	14,716
Motor vehicles	12,410	8,248

	221,370	203,526

	$1,985,899	$1,346,984

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

8.	Bank borrowings

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Secured:
Bank overdrafts repayable on demand	$29,622	$194,423
Repayable within one year
Non-recurring bank loans	2,474,145	2,310,090
Other bank borrowings	3,953,463	3,665,280

	6,457,230	6,169,793

Repayable after one year
Non-recurring bank loans	997,541	2,092,949

	7,454,771	8,262,742

Unsecured:
Other bank borrowings	0	592,760

	$7,454,771	$8,855,502

The above banking borrowings were secured by the following:-

(a)	first fixed legal charge over 17 DVDR production lines with carrying amounts of $10,116,383 (note 9); and

(b)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

9.	Earnings per share

The Company’s potentially dilutive securities at June 30, 2008 include the following:

Convertible redeemable preferred stock Series B	15,653,950
Detachable common stock warrants	28,510,347
Placement agent warrants	3,740,577

47,904,874

10.	Commitments and contingences

Operating leases commitments

The company leases office and factory premises under various non-cancellable operating lease agreements that expire at various dates through 2010, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements payable as of June 30, 2008 are as follows:

Period ending June 30
2008	$178,069
2009	130,570
2010	32,102

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

10.	Commitments and contingences (cont’d)

In Re: Factory 2-U Stores, Inc., U.S. Bankruptcy Count, District of Delaware – Adv. Proc. No. 005-30480. On March 7, 2006, a compliant was filed against the Company in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint sought to recover from the Company $91,572 in alleged preferential transfers made to the Company by the debtor during the ninety-day period prior to the filing of the debtor’s bankruptcy petition. The Company defended against the preference claim by asserting that such transfers were made in the ordinary course of business. On May 22, 2007, all parties entered into a settlement agreements, subject to the bankruptcy court’s approval. The settlement term is that Infosmart is required to pay to the complaint the sum of $15,000 on or before May 25, 2007. The bankruptcy court approved the settlement and dismissed the complaint with prejudice on June 21, 2007.

11.	Common stock and convertible preferred stock

	Common stock		Series B		Additional
	No. of		No. of		paid-in
	Shares	Amount	shares	Amount	Capital

Balance, January 1, 2008	144,248,708	$2,412,605	597,011	$1,690,222	$8,118,664

Issuance of common stock	1,300,000	$15,255	-	-	-

Conversion of Series B to common stock on various dates	2,584,069	$272,776	(96,349)	$(272,777)	$8,118,664

Balance, June 30, 2008	148,132,777	$2,700,636	500,662	$1,417,445	$8,118,664

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

12.	Pension plans

The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in employment in Hong Kong. Contributions are made by the Company operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of $2,580 (equivalent of HK$20,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to the MPF Scheme is to make the required contributions under the plan.

The assets of the schemes are controlled by trustees and held separately from those of the Company. The Company fully complied with the contribution requirement and total pension cost was $29,331 and $25,316 for the three months ended June 30, 2008 and 2007, respectively.

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

	Flash drive and memory card		DVDR and Related Products		CDR		Total
	Six months ended June 30		Six months ended June 30		Six months ended June 30		Six months ended June 30
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$182,500	$4,980,000	$11,657,414	$21,148,701	$2,489,170	$1,177,745	$14,329,084	$27,306,446
Segment profit	$60,919	$858,100	$572,812	$3,644,115	$192,712	$202,936	$826,443	$4,705,151

	Three months ended June 30		Three months ended June 30		Three months ended June 30		Three months ended June 30
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$-	$4,980,000	$6,005,232	$14,072,844	$763,405	$555,187	$6,768,637	$19,608,031
Segment profit	$-	$910,314	($5,803)	2,572,432	($737)	101,485	($6,540)	$3,584,231

	As of		As of		As of		As of
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$1,364,126	$28,179,194	$54,168,125	$47,228,524	$12,899,520	$2,283,134	$68,431,771	$77,690,852

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(Stated in US Dollars)

13.	Segment Information (cont’d)

Other than the production lines and equipment located in Brazil, which have carrying amounts of $10,116,383, all of the Company’s long-lived assets are located in Hong Kong. Geographic information about net sales, which are classified based on the location of our customers, is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Argentina	$-	$-	$149,024	$-
Australia	-	3,001,495	129,147	5,847,333
Belize	-	-	361,744	-
Brazil	3,136,838	6,787,341	6,640,631	9,308,728
China and Hong Kong	2,565,102	8.968,899	5,430,276	9,642,272
Philippine	-	-	180,684	-
South America	-	-	30,046	-
Thailand	-	-	39,739	427,110
Turkey	-	-	-	147,498
United Kingdom	-	22,284	-	165,210
United States	229,024	716,285	484,840	1,486,052
Other countries	837,673	111,727	882,953	282,243

Total	$6,768,637	$19,608,031	$14,329,084	$27,306,446

14.	Comparative amounts

Certain amounts included in prior periods’ condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.
15.	Subsequent Events

Although there is no current definitive sales agreement, the Company received a test order during the second quarter of 2008 from a leading recorded media supplier of live concerts and films in Asia for the installation of Blu-ray® DVD for a film using the Company’s newly installed Anwell Blu-ray® equipment line purchased in March 2008 and installed in May and June 2008. A test order is done to confirm Blu-ray®’s high reproduction standards are achieved prior to initiating production runs. As the only Blu-ray® producer in Hong Kong and the first in China, we expect to see several future orders as Blu-ray® begins to dominate the visual media market.

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

Overview

We are in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) media and recordable compact discs (“CDR”) and non-diskette storage media. We manufacture DVDRs with 8x and 16x writable speeds as well as CDRs with 52x writable speeds, and have been developing our DVD-R manufacturing basis in both Hong Kong and Brazil to capture the worldwide market. As the “war” between high density format DVDR (“HD-DVD”) and Blu-ray DVD formats has ended with the Blu-ray DVD format surviving in the marketplace to become the latest format of DVD recordable media, we have a new perspective in business development in the world market for the next 5 years. We have acquired the first set of Blu-ray DVD replication systems in the China/Hong Kong region and will devote more resources to developing the market for Blu-ray DVD replication systems. We have customers in Western Europe, Australia, China, and North and South America.

We produce our products through our three main operational business subsidiaries, Info Smart Technology Limited (“IS Technology”), Info Smart International Enterprises Limited (“IS International”) and Infoscience Media Limited (“IS Media”) at our state-of-the-art DVDR and CDR manufacturing facilities in Hong Kong.

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

Recent Developments

Although there is no current definitive sales agreement, we received a test order during the second quarter of 2008 from a leading recorded media supplier of live concerts and films in Asia for the installation of Blu-ray® DVD for a film using our newly installed Anwell Blu-ray® equipment line purchased in March 2008 and installed in May and June 2008. A test order is done to confirm Blu-ray®’s high reproduction standards are achieved prior to initiating production runs. As the only Blu-ray® producer in Hong Kong and the first in China, we expect to see several future orders as Blu-ray® begins to dominate the visual media market.

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

The Company's common stock equivalents at June 30, 2008 include the following:

Convertible redeemable preferred stock Series B	15,653,950
Detachable common stock warrants	28,510,347
Placement agent warrants	3,740,577

47,904,874

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

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts, and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. No impairment of long-lived assets was recognized for any of the periods presented.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more business combination, establishes th acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141(R0 will not impact the Company’s accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, the Company expects that its accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 and 2007

Net Sales. For the three months ended June 30, 2008, net sales decreased relative to the three months ended June 30, 2007, from $19,608,031 to $6,768,637. The decrease in net sales is mainly due to the greater cost fluctuation of outsourced Flash drives and memory cards for the past half year. We plan to explore other sources of these of Flash drives and memory cards to alleviate the costs during the coming few months. Also, there was a decrease in net sales in China, which is our main customer segment base, as a result of a blizzard in China that interrupted our distribution networks during the first quarter of 2008, which networks have not completely recovered, yet. Another factor in the decrease in net sales of DVDRs in Hong Kong was our policy of geographical diversification and our shift in focus from the lower margin Hong Kong markets to higher margin markets, such as Asia and Brazil.

Cost of Sales. Cost of sales decreased from $14,506,478, or approximately 73.98% of net sales for the three months ended June 30, 2007, to $5,025,074, or approximately 74.24% of net sales for the three months ended June 30, 2008. We were able to effectively control our cost of sales from the three months ended June 30, 2007 to the three months ended June 30, 2008.

Gross Profit. Gross profit decreased approximately 65% from $5,101,553 for the three months ended June 30, 2007 to $1,743,563 for the three months ended June 30, 2008. This decrease in gross profit was primarily due to the decrease in net sales.

Selling and Distribution Costs. For the three months ended June 30, 2008, selling and distribution costs decreased approximately 36% from $161,533 to $102,835 relative to the three months ended June 30, 2007. The decrease is attributable to lower freight expenses.

Administrative Expenses. Administrative expenses included depreciation and amortization charges, and was $1,504,181 and $1,254,629 for the three months ended June 30, 2008 and 2007, respectively. This increase in administrative expenses was due to an expansion in our administrative operations for our Blu-ray production.

Net Income. Net income decreased from $3,296,691 for the three months ended June 30, 2007 to a net loss of $6,540 for the three months ended June 30, 2008. This is due to the decrease in net sales and increased administrative expenses.

Comparison of Six Months Ended June 30, 2008 and 2007

Net Sales. For the six months ended June 30, 2008, net sales decreased relative to the six months ended June 30, 2007, from $27,306,446 to $14,329,084. The decrease in net sales is mainly due to the greater cost fluctuation of outsourced Flash drives and memory cards for the past half year. We plan to explore other sources of these of Flash drives and memory cards to alleviate the costs during the coming few months. Also, there was a decrease in net sales in China, which is our main customer segment base, as a result of a blizzard in China that interrupted our distribution networks during the first quarter of 2008, which networks have not completely recovered, yet. Another factor in the decrease in net sales of DVDRs in Hong Kong was our policy of geographical diversification and our shift in focus from the lower margin Hong Kong markets to higher margin markets, such as Asia and Brazil.

Cost of Sales. Cost of sales decreased from $20,419,825, or approximately 74.78% of net sales for the six months ended June 30, 2007, to $11,523,691, or approximately 80.42% of net sales for the six months ended June 30, 2008. The decrease is mainly due to a corresponding decrease in net sales during the first half of 2008.

Gross Profit. Gross profit decreased approximately 59% from $6,886,621 for the six months ended June 30, 2007 to $2,805,393 for the six months ended June 30, 2008. This decrease in gross profit was primarily due to the decrease in our net sales.

Selling and Distribution Costs. For the six months ended June 30, 2008, selling and distribution costs decreased from $241,049 to $175,702 relative to the six months ended June 30, 2007. The decrease is attributable to lower freight expenses.

Administrative Expenses. Administrative expenses included depreciation and amortization charges, and was $2,284,405 and $2,185,679 for the six months ended June 30, 2008 and 2007, respectively. This slight increase in administrative expenses was due to an expansion in our administrative operations for our Blu-ray production.

Net Income. Net income decreased from $4,201,975 for the six months ended June 30, 2007 to $826,443 for the six months ended June 30, 2008. This is primarily due to the decrease in net sales.

Liquidity and Capital Resources

Six Months
Ended June 30,	2008	2007	Change

Net cash (used in) provided by operating activities	$(2,548,654)	$(1,691,386)	$(857,268)

Net cash (used in) investing activities	(72,729)	(231,374)	158,645

Net cash provided by financing activities	2,142,900	2,328,440	(185,540)

Net cash used in operating activities was $2,548,654 for the six months ended June 30, 2008 and $1,691,386 for the six months ended June 30, 2007. The increase in our net cash used in operating activities was mainly due to the decrease of our trade payables with a corresponding decrease in sales volume. The decrease in our trade payable wasa result of cash payments, which was off-set by collection of receivables.

Net cash used in investing activities was $72,729 for the six months ended June 30, 2008 and $231,374 for the six months ended June 30, 2007. The decrease in net cash used in investing activities is mainly related to a decrease in acquisitions of plant and equipment during the first half of 2008.

Net cash provided by financing activities was $2,142,900 and $2,328,440 for the six months ended June 30, 2008 and 2007, respectively. The decrease in our net cash provided by financing activities was mainly due to the repayment of a bank loan.

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

The following tables summarize our contractual obligations as of June 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$7,454	$6,457	$997	$—	$—
Other Indebtedness	10,731	1,383	9,348	—	—
Operating Leases	340	178	162	—	—
Total Contractual Obligations:	$14,614	$12,357	$2,257	$—	$—

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments during the quarter ended June 30, 2008 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

We continually seek to develop new products and standards and enhance existing products and standards with higher memory capacities and other enhanced features. We cannot assure you that our new products and standards will gain market acceptance or that we will be successful in penetrating the new markets that we target. As we introduce new products and standards, it will take time for these new products and standards to be adopted, for consumers to accept and transition to these new products and standards, and for significant sales to be generated from them, if this happens at all. Moreover, broad acceptance of new products and standards by consumers may reduce demand for our older products and standards. If this decreased demand is not offset by increased demand for our new products and standards, our results of operations could be harmed. We cannot assure you that any new products or standards we develop will be commercially successful.

Our future operating results may fluctuate and cause the price of our common stock to decline.

We expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to various factors, many of which are beyond our control. The factors that could cause our operating results to fluctuate include, but are not limited to:

•	price competition;

•	general price increases by suppliers and manufacturers;

•	our ability to maintain and expand our customer relationships;

•	the introduction of new or enhanced products and strategic alliances by us and our competitors;

•	the success of our brand-building and marketing campaigns;

•	consumer acceptance of our products and general shifts in consumer behavior with respect to our industry;

•	our ability to maintain, upgrade, and develop our production facilities and infrastructure;

•	technical difficulties and system downtime;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	general economic conditions as well as economic conditions specific to our industry; and

•	our ability to attract and retain qualified management and employees.

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

Our growth and operating results could be impaired if we are unable to meet our future capital needs.

We may need to raise additional capital in the future to:

•	fund more rapid expansion;

•	acquire or expand into new facilities;

•	maintain, enhance, and further develop our manufacturing systems;

•	develop new product categories or enhanced services;

•	fund acquisitions; or

•	respond to competitive pressures.

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

We depend on the continued services and performance of our senior management and other key personnel, particularly Parker Seto, our Chief Executive Officer and President, and Sebastian Tseng, our Regional Director for South America and V.P. of Production and R&D. The loss of any of our executive officers or other key employees could harm our business. Infosmart BVI currently has employment agreements with its key personnel. Further, we expect to assume the employment agreements our executive officers currently have with Infosmart BVI.

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

Further, the owners of the technologies and intellectual property necessary for the production of our products require that we obtain separate patent licenses for the use of intellectual property in our DVDR manufacturing facility in Brazil. We are currently in the process of obtaining these Patent Licenses.

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

Our manufacturing systems are premised on deliveries of raw materials and other supplies in adequate quality and quantity in a timely manner from many external suppliers. In new product development, we may rely on certain irreplaceable suppliers for materials. Because of this, there may be cases where supplies of raw materials and other products to us are interrupted by an accident or some other event at a supplier, supply being suspended due to quality or other issues, or a shortage of or instability in supply due to a rapid increase in demand for finished products that use certain materials and products. If any of these situations becomes protracted, we may have difficulty finding substitutes in a timely manner from other suppliers, which could have a significant, adverse effect on our production and prevent us from fulfilling our responsibilities to supply products to our customers. Furthermore, if an inbalance arises in the supply-demand equation, there could be a spike in the price of raw materials. In the event of these or other similar occurrences, there could be a material adverse effect on our business results and financial condition.

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

We operate in a highly competitive, quickly changing environment. The victory of the Blu-Ray format DVD over the HD-DVD may accelerate the phase-out and technological obsolescence of our current DVDR production machine that produces our current production lines, which would result in impairment in value. Also, as the market has turned to the Blu-ray DVD, we must purchase new equipment to produce Blu-ray DVDR discs, and thus our business and operating results could be adversely affected. Further, if strong competitors challenge us in Brazil and other key markets, we will need to quickly develop an adequate competitive response. If we fail to accurately anticipate market and technological trends, then our business and operating results could be materially and adversely affected.

We must also be able to manufacture the products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate inputs at optimal costs. We must also try to reduce the levels of older product inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce its prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing 8x or 16x writable speed DVDR products in anticipation of Blu-Ray product introductions. As a result, we may decide to adjust prices of existing products during this process to try to increase customer demand for these products. Our future operating results would be materially and adversely affected if such pricing adjustments were to occur and we are unable to mitigate the resulting margin pressure by maintaining a favorable mix of products, or if we are unsuccessful in achieving input cost reductions, operating efficiencies and increasing sales volumes.

If we are unable to timely develop, manufacture, and introduce new products in sufficient quantity to meet customer demand at acceptable costs, or if we are unable to correctly anticipate customer demand for our new and existing products, then our business and operating results could be materially adversely affected.

If our products fail to compete successfully with other existing or newly developed products for the storage media industry, our business will suffer.

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

Our products may contain undetected and unexpected defects, errors or failures. If these product defects are substantial, the results could be product recalls, an increased amount of product returns, loss of market acceptance and damage to our reputation, all of which could increase our costs and cause us to lose sales. We do not carry general commercial liability insurance covering our products. In addition, we are preparing to launch production of Blu-Ray format DVDRs in 2008. HD and Blu-Ray format DVDR production will require us to master new production techniques and modify existing or purchase new machinery and equipment. It is possible that we may fail to achieve mastery of these new techniques and production yields could suffer as a result. We have successfully finished installing the first set of new machinery that can produce Blu-Ray format DVDR in our Hong Kong factory in early June 2008. We are now proceeding with the testing phase by producing sample orders and grasping the new techniques gradually in order to build up high quality control and cost-effectiveness to develop effective operations before proceeding with mass production of Blu-Ray format DVDR discs.

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

A significant portion of our revenues will depend on the success of our new Brazilian venture. We have no prior manufacturing and distribution experience in Brazil, and will rely on the local knowledge of our Brazilian joint venture partner and the general knowledge of the South American marketplace of our regional director Sebastian Tseng. Our results could suffer should the relationship with either of these two parties deteriorate in the early months of the Brazilian venture.

We are at risk of losing our significant investment in Brazil if we are unable to obtain the intellectual property licenses required for our Discobras manufacturing facility.

The owners of the technologies and intellectual property necessary for the production of our products require that we obtain separate patent licenses for the use of intellectual property in our DVDR manufacturing facility in Brazil. We have completed the required procedures in applying for the patent licenses for use at the Discobras manufacturing facility and are now waiting for the patent owners to complete their own procedures, including the submission of the patent licenses to the Patent Office in Brazil for final approval. However, if there is a substantial delay in obtaining approval for our use of the patent licenses, then we may be unable to manufacture a sufficient amount of our products to fill our sales orders, and this could cause us to lose substantial revenues. Further, in the event we are unable to obtain the patent licenses, we may not be able to manufacture our products in Brazil, placing us at risk of losing our significant investment in the Brazilian venture.

Past activities of the Company and its affiliates may lead to future liability for the combined companies.

Prior to the closing of the share exchange transaction in August 2006, the Company engaged in businesses unrelated to that of our current business operations. Any liabilities relating to such prior businesses against which we are not completely indemnified may have a material adverse effect on the Company.

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

Risks Relating to Ownership of Our Securities

We are a public company subject to evolving corporate governance and public disclosure regulations that may result in additional expenses and continuing uncertainty regarding the application of such regulations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business and our reputation may be harmed.

Our common stock may have limited liquidity.

A substantial portion of our shares of common stock are closely held by certain institutional and insider investors. Consequently, the public float for our shares may be highly limited. As a result, you may encounter difficulty selling large blocks of shares of our common stock or obtaining a suitable price at which to sell such shares.

Our common share stock price may be volatile, which may result in losses to our shareholders.

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

If, and when, the Class A Warrants are quoted on the Over-the-Counter Bulletin Board, an active, liquid trading market may not develop. Even if an active public market for such warrants develops, we expect to experience volatility in the price of such warrants, which may result in losses to you.

There is currently no public market for our Class A Warrants. We intend, however, to apply for the Class A Warrants to be quoted on the Over-the-Counter Bulletin Board. An active trading market for our common stock may not develop, though, due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in such warrants is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales. We cannot give you any assurance that an active public trading market for these warrants will develop or be sustained. You may not be able to liquidate your Class A Warrants quickly or at the market price if trading in our common stock is not active.

Even if an active public market for the Class A Warrants develops, we expect the market price of such warrants to fluctuate substantially for the indefinite future due to a number of factors, including:

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

We have broad discretion as to the use of funds from our recent Commercial Secured Loan Transaction and may not use the funds effectively.

Our management team will retain broad discretion as to the allocation and timing of the use of funds from our recent Commercial Secured Loan Transaction and may spend these proceeds in ways with which our shareholders may not agree. The failure of our management to apply these funds effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

As of June 11, 2008, our directors and executive officers, specifically Chung Kwok, Po Nei Sze, and Andrew Chang, control approximately 59.9% of our outstanding shares of stock that are entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

As of June 30, 2008, there are outstanding warrants entitling the holders to purchase up to 28,510,347 common shares at an exercise price of $0.326 per share. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the Company as well as the book value of your common shares. In addition, the holders of the common share purchase warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the warrants.

As a public company, we are subject to complex legal and accounting requirements that require us to incur substantial expense and will expose us to risk of non-compliance.

          As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities, and governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held competitors as well as our larger public competitors.

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

Other than the dividend payments that are due for our Series B Convertible Preferred Stock, we do not anticipate paying any cash dividends.

Other than the dividend payments that are due for our Series B Convertible Preferred Stock, we presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
2.1	Amended and Restated Securities Purchase Agreement, dated August 25, 2005 (1)

2.2	Transfer and Assumption Agreement dated as of May 31, 2005 (1)

2.3	Exchange Agreement by and among Cyber, KI Equity, Hamptons Investment Group, Ltd., Prime and the Prime Shareholders dated July 7, 2006 (2)

2.4	Guarantee and Assumption Agreement by and among Cyber, Infosmart, IS International, IS Technology and IS Media dated July 7, 2006 (2)

2.5
First Amendment to the Exchange Agreement dated August 16, 2006 between Cyber, KI Equity Partners, LLC, Hamptons Investment Group, Ltd., Prime, Prime Shareholders, Infosmart Group Ltd. and the Infosmart Shareholders (3)

2.6	Amended and Restated Guarantee and Assumption Agreement by and among Cyber, IS International, IS Technology and IS Media dated August 16, 2006 (3)

2.7	Voting Agreement by and among the Infosmart Stockholders and KI Equity dated August 16, 2006 (3)

2.8	Escrow Agreement by and among Cyber, KI Equity, Infosmart, the Infosmart Stockholders and Richardson, as escrow agent, dated August 16, 2006 (3)

2.9	Financial Advisory Agreement by an among Keating Securities LLC and Cyber Merchants Exchange Inc. dated August 16, 2006 (3)

3.1	Articles of Incorporation (4)

3.2	Bylaws (4)

3.3	Text of Amendment to Bylaws (5)

3.4	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series A Convertible Preferred Stock (3)

3.5	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series B Convertible Preferred Stock (3)

4.1	Lock-Up Agreement (6)

4.2	Specimen Stock Certificate for Shares of Common Stock of the Company (7)

4.3	Warrant expiring October 15, 2002 issued by the Company to Burlington Coat Factory Warehouse Corporation on October 15, 1997 (4)

4.4	Warrant expiring February 10, 2004 issued by the Company to Imperial Bank on February 10, 1999 (7)

4.5	Warrant expiring May 25, 2005 issued by the Company to Factory 2-U on May 25, 2000 (8)

10.1	Securities Purchase Agreement, dated April 30, 2008 (9)

10.2	Form of Secured Debenture (9)

10.3	Form of Warrant (9)

10.4	Security Agreement, dated April 30, 2008 (9)

10.5	Registration Rights Agreement, dated April 30, 2008 (9)

10.6	Form of Secured Convertible Debenture (9)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith

(1)	Filed on August 26, 2005 as an exhibit to a report by the Company on a Form 8-K dated August 25, 2005 and incorporated herein by reference.

(2)	Filed on July 12, 2006 as an exhibit to a report by the Company on a Form 8-K dated July 7, 2006 and incorporated herein by reference.

(3)	Filed on August 24, 2006 as an exhibit to the Company 's first Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on May 6, 1999 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-60487), as amended, and incorporated herein by reference.

(5)	Filed on May 15, 2007 as an exhibit to the Company 's Quarterly Report on Form 10-QSB and incorporated herein by reference.

(6)	Filed on January 27, 2000 as an exhibit to a report by the Company on a Form 8-A and incorporated herein by reference.

(7)	Filed on September 29, 2000 as an exhibit to the Company 's report on Form 10-KSB for the fiscal year ended June 30, 2000 and incorporated herein by reference.

(8)	Filed on September 15, 2006 as an exhibit to the Company 's Registration Statement on Form SB-2 (File No. 333-137362) and incorporated herein by reference.

(9)	Filed on May 5, 2008 as an exhibit to the Company 's Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSMART GROUP, INC.
(Registrant)

Date: August 19, 2008	By:	/s/ Parker Seto
Parker Seto
Chief Executive Officer and President