Form 10-Q
period 2008-09-30
Infosmart Group, Inc.
filed 2008-11-19
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 161,560,520 issued and outstanding as of November 17, 2008.

INFOSMART GROUP, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Infosmart Group, Inc.

Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
(Stated in U.S. Dollars)

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Balance Sheets	F-3 - F-4
Condensed Consolidated Statements of Cash Flows	F-5 - F-6
Notes to Condensed Consolidated Financial Statements	F-7

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net sales	$8,548,142	$25,615,603	$22,877,226	$52,922,049

Cost of sales	(4,437,490)	(21,041,992)	(15,961,181)	(41,461,818)

Gross profit	4,110,652	4,573,611	6,916,045	11,460,231

Administrative expenses	(2,166,313)	(1,035,288)	(4,450,718)	(3,220,967)

Selling and distributing costs	(102,817)	(142,983)	(278,519)	(384,032)

Income from operations	1,841,522	3,395,340	2,186,808	7,855,232

Other income	47,231	833,843	1,014,769	1,413,542

Interest expenses	(136,685)	(144,480)	(571,757)	(478,920)

Income before income taxes	1,752,068	4,084,703	2,629,820	8,789,854

Income taxes - note 4	(409,531)	(606,662)	(460,840)	(1,109,839)

Net income	1,342,537	3,478,041	2,168,980	7,680,015

Minority interest	(19,195)	2,252	(34,979)	7,276

Net income before dividend	1,323,342	3,480,293	2,134,001	7,687,291

Series B preferred dividend	(36,605)	(114,045)	(189,313)	(364,168)

Net income applicable to common shareholders	1,286,737	3,366,248	1,944,688	7,323,123

Earning per share - note 9

- basic	$0.01	$0.02	$0.01	$0.05

- dilutive	$0.01	$0.02	$0.01	$0.05

Weighted average shares outstanding

- basic	161,560,520	142,294,295	161,560,520	142,294,295

- dilutive	166,517,522	142,964,178	166,517,522	142,964,178

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$850,232	$1,023,440
Trade receivables	25,419,572	38,725,882
Prepaid expenses and other receivables	3,537,318	544,345
Prepaid tax	30,860	13,847
Inventories (net of allowance for doubtful accounts of $Nil for 2008 and 2007) - note 6	4,269,189	3,396,194

Total current assets	34,107,171	43,703,708
Deferred tax assets - note 4	-	-
Plant and equipment, net - note 7	27,964,467	31,093,668
Intangible assets	1,599,020	1,810,655

TOTAL ASSETS	$63,670,658	$76,608,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$9,267,947	$25,809,022
Other payables and accrued liabilities	1,574,341	1,672,468
Income tax payable	-	696,946
Current portion of bank borrowings - note 8	6,696,249	6,762,553
Finance lease payable	14,256	34,570
Current portion of other loans	1,889,018	5,065,639

Total current liabilities	19,441,811	40,041,198
Non-current portion of bank borrowings - note 8	456,717	2,092,949
Non-current portion of other loans	8,516,789	717,423
Advance from a related party	929,751	929,634
Deferred tax liabilities - note 4	2,732,350	2,305,729

TOTAL LIABILITIES	$32,077,418	$46,086,933

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Stated in U.S. Dollars)

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
COMMITMENTS AND CONTINGENCIES - note 10
Series B Redeemable Convertible Preferred Stock: No par value - note 11
Authorized 1,800,000 shares; Issued and outstanding:
2008 - Nil shares and 2007 - 597,011 shares	$-	$1,690,222
Minority interest	63,156	43,961

STOCKHOLDERS’ EQUITY
Common stock: No par value - note 11
Authorized: 300,000,000 shares; Issued and outstanding:
2008 - 161,560,520 shares and 2007 -144,248,708 shares	4,557,827	2,412,605
Additional paid-in-capital - note 11	8,118,664	8,118,664
Accumulated other comprehensive income	2,775,772	1,517,003
Retained earnings	16,077,821	16,738,643

TOTAL STOCKHOLDERS’ EQUITY	31,530,084	28,786,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,670,658	$76,608,031

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities
Net income	$2,168,980	$7,680,0155,284
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	3,254,739	2,079,711
Deferred income taxes	51,309	223,223
Amortization of license usage right	211,635	209,367
Loss on disposal of property, plant and equipment	-	119,898
Profit on disposal of property, plant and equipment	(38,132)	-
Changes in operating assets and liabilities:
Trade receivables	13,306,310	(16,023,732)
Prepaid expenses and other receivables	(2,992,973)	(105,493)
Inventories	(872,995)	(301,404)
Amount due from related party	-	(5,607)
Trade payables	(16,541,075)	7,335,580
Advance from a related party	-	615,440
Dividend payable	-	9,455
Other payables and accrued liabilities	98,127	(2,719,687)

Net cash flows used in operating activities	(1,354,075)	(883,234)

Cash flows from investing activities
Payment for acquisition of fixed assets	(469,216)	(1,288,719)
Proceeds from disposal of plant and equipment	90,000	920,622

Net cash flows used in investing activities	(379,216)	(368,097)

Cash flows from financing activities
Dividend paid	(189,313)	(364,168)
New bank loans raised	353,844	2,568,430
Repayment of non-recurring bank loans	(2,068,750)	(1,105,226)
Issuance of common stock	455,000	-
Proceeds from other loans	3,564,062	57,769
Repayment of other loans	(363,367)	-
Increase in restricted cash	-	360,686
Increase in bank overdrafts	157,424	-
Advance from a related party	-	5,101
New obligations under capital leases	-	17,488

Net cash flows provided by financing activities	1,908,900	1,540,080

Effect of foreign currency translation on cash and cash equivalents	(348,817)	102,196

Net (decrease) / increase in cash and cash equivalents	(173,208)	390,945

Cash and cash equivalents, beginning of period	1,023,440	206,258

Cash and cash equivalents, end of period	$850,232	$597,203

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

	Nine months ended September 30,
	2008	2007

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$571,757	$261,778
Income taxes	100,040	51,480

Non-cash investing and financing activities:
Conversion of Series B Shares to common stock	$1,690,222	$685,393
See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

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

The Company is in the business of developing, manufacturing, marketing, and sales of recordable digital versatile disc (“DVDR”) media and recordable compact discs (“CDR”). We have also been developing our DVD-R manufacturing basis in both Hong Kong and Brazil to capture the worldwide market. As the “war” between high density format DVDR (“HD-DVD”) and Blu-ray DVD formats has ended with the Blu-ray DVD format surviving in the marketplace to become the latest format of DVD recordable media, we have a new perspective in business development in the world market for the next five years. We have acquired the first set of Blu-ray DVD replication systems in China and Hong Kong and will devote more resources to developing the market for Blu-ray DVD replication systems. We have customers in Western Europe, Australia, China, and South America.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of Infosmart Group, Inc. and its subsidiaries. Significant intercompany transactions have been elimination in consolidation.

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

As of September 30, 2008, the particulars of the subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued capital

Infosmart Group Limited	British Virgin Islands	March 23, 2005	100%	US$1,427,794
Infoscience Media Global Limited	British Virgin Islands	May 17, 2007	100%	US$1
Portabello Global Limited	British Virgin Islands	March 21, 2007	100%	US$1
Info Smart International Enterprises Limited	Hong Kong	September 26, 2003	100%	US$25.65 (HK$ 200)
Info Smart Technology Limited	Hong Kong	December 14, 2001	100%	US$618,075 (HK$4,820,000)
Infoscience Media Limited	Hong Kong	September 10, 2004	1000%	US$1,282 (HK$10,000)
Infoscience Holdings Limited	Hong Kong	February 23, 2004	100%	US$13 (HK$100)
Discobrás Industria E Comercio De Electro Electronica Ltda	Brazil	March 2006	99.42%	US$7,977,072

Minority Interests

For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties for setting up a subsidiary, Discobrás Industria E Comercio De Electro Electronica Ltda (“Discobrás”), in Brazil. Discobrás has a social capital of $8,046,281 (equivalent to R$17,385,600), of which 99.42% or $8,000,000 (equivalent to R$17,285,600) has been subscribed by the Company. The minority interests have been recognized in the accompanying financial statements.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	Summary of Significant Accounting Policies (continued)

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, and the estimation on useful lives of property, plant, and equipment. Actual results could differ from those estimates.

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

Income Taxes

The Company accounts for income tax using as asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Dividends

Dividends are recorded in the Company’s financial statements in the period in which they are declared.

The Series B Convertible Preferred Stock carried dividends at 8% per annum payable quarter in cash in U.S. dollars.

Comprehensive Income

The Company has adopted SFAS 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances.

Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	Summary of Significant Accounting Policies (continued)

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

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into U.S. dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates, revenue and expenses are translated at the average exchange rates, and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustment to other comprehensive income, a component of stockholders’ equity.

The exchange rates in effect at September 30, 2008 and 2007 were HK$1 for $0.1287 and $0.1286 US dollars and Real $1 for $0.5274 and $0.5449, respectively. The average exchange rates for 2008 and 2007 were HK$1 for $0.12835 and $0.12818 US dollars and Real $1 for $0.57529 and $0.5163 US dollars, respectively. There was no significant fluctuation in the exchange rates for the conversions between HK dollars and U.S. dollars after the balance sheet date. The exchange rate between Real dollars and U.S. dollars, however, changed from Real$0.5274 for US$1 on September 30, 2008 to Real$0.4455 to US$1 on November 17, 2008.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade and other receivables, deposits, and trade and other payables, approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

It is management’s opinion that the Company is not exposed to significant interest, price, or credit risks arising from these financial instruments.

The Company is exposed to certain foreign currency risk from export sales transactions and recognized trade receivables as they will affect the future operating results of the Company. The Company did not have any hedging activities during the reporting period. As the functional currencies of the Company are HK$ and Real$, the exchange difference on translation to U.S. dollars for reporting purpose is taken to other comprehensive income.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	Summary of Significant Accounting Policies (continued)

Basic and Diluted Earnings per Share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the period.

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

The Company’s common stock equivalents at September 30, 2008 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	3,740,577
32,250,924

Cash and Cash Equivalents

Cash and cash equivalents include all cash, deposits in banks, and other highly liquid investments with initial maturities of three months or less.

Trade Receivables

Trade receivables are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. The Company extends unsecured credit to customers in the normal course of business and believes all trade receivables in excess of the allowances for doubtful receivables to be fully collectible. Full allowances for doubtful receivables are made when the receivables are overdue for one year, and an allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of receivables. Bad debts are written off when identified. The Company does not accrue interest on trade accounts receivable.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to management projected demand requirements, market conditions, and product life cycle changes. During the reporting periods, the Company did not make any allowance for slow-moving or defective inventories.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	Summary of Significant Accounting Policies (continued)

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs, and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB. No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No.142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 have a material impact on its financial statements.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company but may be applicable to the Company’s future financial reporting.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

4.	Income Taxes

The components of the provision for income taxes in Hong Kong are:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	$409,531	$639,243	$460,840	$854,219
Deferred taxes	-	(32,581)	-	255,620

	$409,531	$606,662	$460,840	$1,109,839

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the three months and nine months ended September 30, 2008 and 2007. The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profits tax rate of 17.5% on the estimated assessable profits during the periods.

Deferred tax (assets) liabilities as of September 30, 2008 and December 31, 2007 are composed of the following:

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Hong Kong
Operating losses available for future periods	$-	$-
Temporary difference on accelerated tax depreciation on plant and equipment	2,732,350	2,305,728

The United States
Operating losses available for future periods	$(115,773)	$(482,683)
Valuation allowance	115,773	482,683

Deferred tax liabilities, net	$2,732,350	$2,305,728

Recognized in the balance sheet:
Net deferred tax assets	$-	$-
Net deferred tax liabilities	2,732,350	2,305,728

	$2,732,350	$2,305,728

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	Comprehensive Income

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net income (loss) applicable to common shareholders	$1,944,688	$$7,323,123
Foreign currency translation adjustments	859,261	(32,414)

Total comprehensive income	$2,803,949	$7,290,709

6.	Inventories

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$679,620	$1,190,330
Work in progress	743,032	15,974
Finished goods	2,846,537	2,189,890

	$4,269,189	$3,396,194

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	Plant and Equipment

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Costs
Production lines and equipment	$38,141,869	$38,034,178
Leasehold improvements	2,108,128	2,132,378
Furniture, fixtures and office equipment	220,534	221,393
Motor vehicles	303,506	260,550

	40,774,037	40,648,499

Accumulated depreciation
Production lines and equipment	11,579,910	8,666,845
Leasehold improvements	1,121,291	811,850
Furniture, fixtures and office equipment	58,479	50,662
Motor vehicles	49,890	25,474

	12,809,570	9,554,831

Net
Production lines and equipment	26,521,959	29,367,333
Leasehold improvements	986,837	1,320,528
Furniture, fixtures and office equipment	162,055	170,731
Motor vehicles	293,616	235,076

	$27,964,467	$31,093,668

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	Plant and Equipment (continued)

An analysis of production lines and equipment pledged to banks for banking facilities (note 8(a)) granted to the Company is as follows:

	Pledged for banking facilities
	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Costs	$14,724,398	$14,724,398
Accumulated depreciation	(4,794,146))	(4,115,101))

Net	$9,930,252	$10,609,297

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Depreciation for the period	$679,045	$143,745

The components of depreciation charged are:

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Included in factory overheads
Production lines and equipment	$2,913,065	$1,143,458

Included in operating expenses
Leasehold improvements	309,441	180,562
Furniture, fixtures and office equipment	7,817	14,716
Motor vehicles	24,416	8,248

	341,674	203,526

	$3,254,739	$1,346,984

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	Bank Borrowings

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Secured:
Bank overdrafts repayable on demand	$351,807	$194,423
Repayable within one year
Non-recurring bank loans	2,326,068	2,310,090
Other bank borrowings	4,018,374	3,665,280

	6,696,249	6,169,793

Repayable after one year
Non-recurring bank loans	456,717	2,092,949

	7,152,966	8,262,742

Unsecured:
Other bank borrowings	0	592,760

	$7,152,966	$8,855,502

The above banking borrowings were secured by the following:

(a)	first fixed legal charge over 17 DVDR production lines with carrying amounts of $9,930,252 (note 9); and

(b)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders, and a director of the Company’s subsidiary.

9.	Earnings per Share

The Company’s potentially dilutive securities at September 30, 2008 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	3,740,577

32,250,924

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

10.	Commitments and Contingences

Operating Lease Commitments

The company leases office and factory premises under various non-cancelable operating lease agreements that expire at various dates through 2010, with an option to renew. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements payable as of September 30, 2008 are as follows:

Period ending September 30,
2008	$24,686
2009	$98,743
2010	$28,800

Contingencies

From time to time, the Company is subject to legal claims and legal proceedings that arise in the ordinary course of our business. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation. Management is not currently aware of any pending legal proceedings against the Company other than the following:

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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

11.	Common Stock and Series B Convertible Preferred Stock

	Common Stock		Series B Convertible Preferred Stock		Additional
	No. of		No. of		paid-in
	shares	Amount	shares	Amount	Capital

Balance, January 1, 2008	144,248,708	$2,412,605	597,011	$1,690,222	$8,118,664

Issuance of common stock	1,300,000	$455,000	-	-	-

Conversion of Series B to common stock on various dates	16,011,812	$1,690,222	(597,011)	$(1,690,222)	$8,118,664

Balance, September 30, 2008	161,560,520	$4,557,827	-	$-	$8,118,664

Common Stock

The number of authorized shares of the Company’s common stock is 300,000,000 shares. The shares have no par value.

Series B Convertible Preferred Stock

The material terms of the Company’s Series B Preferred Stock are summarized below.

Voting: The holders of Preferred Stock (including the investors acquiring such shares as part of a financing after the closing of the Company’s share exchange transaction in 2006) were entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. Each share of Preferred Stock carried a number of votes equal to the number of shares of common stock issuable as if converted at the record date.

Dividends: The Series B Convertible Preferred Stock was cumulative and non-participating, and carried dividends at 8% per annum payable quarterly in cash in U.S. Dollars.

Conversion: The outstanding and unconverted Series B Convertible Preferred Stock were convertible into shares of the Company’s common stock at the Conversion Price then in effect by delivering to the holders an Automatic Conversion Notice upon the happening of all of the following events: (i) for each of the twenty (20) consecutive Trading Days immediately preceding the date of delivery of the Automatic Conversion Notice, the daily Closing Price of the Common Stock shall be equal to at least two hundred fifty percent (250%) of the Conversion Price in effect as of the date immediately preceding the date of the Automatic Conversion Notice; and (ii) the daily trading volume of the Common Stock for each of the Trading Days during such twenty (20) Trading day period shall be at least 500,000 shares; provided, however, no such conversion was permitted unless at the time of the delivery of the Automatic Conversion Notice and on the Automatic Conversion Date, (A) the Company was in compliance with all of its obligations under this Certificate of Determination and the Transaction Documents, (B) during each of the Trading Days in such twenty (20) day period, the Registration Statement was effective and had not been suspended by the SEC, (C) as of the Conversion Date, the Registration Statement was effective and had not been suspended by the SEC and no event had occurred which would have likely resulted in the Registration Statement being declared ineffective or suspended by the SEC, and (D) no Triggering Event (as described under “Redemption Rights” in the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2006) had occurred and was continuing.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

11.	Common Stock and Convertible Preferred Stock (continued)

All shares of Series B Convertible Preferred Stock outstanding on August 16, 2008 were automatically converted at the then effective Conversion Price.

Additional paid-in capital

The Company allocated the net proceeds ($6,885,000) of the financing between the Series B Convertible Preferred Stock ($3,738,827) and the warrants ($3,146,173) based upon their relative fair values as of the closing date. The Company determined the fair value of the warrants issued in the financing (including Placement Agent Warrants which were valued at $644,800) using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 5.05%; volatility of 368% and contractual life of 5 years. The Company recorded the portion of the proceeds attributable to the stock as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities after determining the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity did not apply. The Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but do not require derivative treatment pursuant to the scope exception in paragraph 11(a) of SFAS 133.

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

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in employment in Hong Kong. Contributions are made by the Company operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of $2,580 (equivalent of HK$20,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions.

The assets of the MPF Scheme are controlled by trustees and held separately from those of the Company. The Company met the contribution requirement, and total pension costs were $19,250 and $25,316 for the three months ended September 30, 2008 and 2007, respectively.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

13.	Segment Information

The Company is engaged in the manufacture and distribution of DVDRs, CDRs, and non-diskette storage media (Flash cards and Micro SD). The nature of the products, their production processes, the type of their customers, and their distribution methods are substantially similar. Information for the DVDR and CDR products, flash drives, memory cards, and blu-ray are disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Flash drive and memory card		DVDR and Related Products		CDR		Blu-ray
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$368,630	$20,709,019	$18,529,299	$30,060,724	$2,169,297	$2,152,306	$1,810,000	$-
Segment profit	$108,798	$3,439,573	$771,393	$3,882,964	$373,789	$357,478	$915,000	$-

	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$186,130	$15,624,296	$5,364,294	$9,027,630	$1,187,718	$963,677	$1,810,000	$-
Segment profit	$47,879	$1,911,117	$198,581	1,411,632	$181,077	155,292	$915,000	$-

	As of		As of		As of		As of
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$186,130	$22,981,987	$60,486,810	$33,360,110	$1,187,718	$2,388,537	$1,810,000	$-

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

13.	Segment Information (continued)

	Total
	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenue from external customers	$22,877,226	$52,922,049
Segment profit	$2,168,980	$7,680,015

	Three months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenue from external customers	$8,548,142	$25,615,603
Segment profit	$1,342,537	$3,478,041

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Segment assets	$63,670,658	$58,730,634

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(Stated in U.S. Dollars)

13.	Segment Information (continued)

Other than the production lines and equipment located in Brazil, which have carrying amounts of $10,116,383 and $11,947,265, respectively, at December 31, 2007, all of the Company’s long-lived assets are located in Hong Kong. Geographic information about net sales, which are classified based on location of the customers, is set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Argentina	$153,631	$-	$457,126	$-
Australia	359,081	2,594,542	621,810	8,441,874
Belize	-	-	361,744	-
Brazil	3,416,347	3,651,968	10,056,978	12,960,697
China and Hong Kong	4,248,375	18.894,900	9,417,249	28,537,172
Philippine	160,587	-	459,840	-
South America	6,500	-	234,200	-
Thailand	-	22,539	39,739	449,649
Turkey	-	69,816	-	217,314
United Kingdom	-	1,046	-	166,257
United States	89,250	88,130	231,216	1,574,182
Other countries	114,371	292,662	997,324	574,904

Total	$8,548,142	$25,615,603	$22,877,226	$52,922,049

14.	Comparative Amounts

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

Overview

We are in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) media and recordable compact discs (“CDR”). We manufacture DVDRs with 8x and 16x writable speeds as well as CDRs with 52x writable speeds, and have been developing our DVD-R manufacturing basis in both Hong Kong and Brazil to capture the worldwide market. As the “war” between high density format DVDR (“HD-DVD”) and Blu-ray DVD formats has ended with the Blu-ray DVD format surviving in the marketplace to become the latest format of DVD recordable media, we have a new perspective in business development in the world market for the next five years. We acquired the first set of Blu-ray DVD replication systems in China and Hong Kong and will devote more resources to developing the market for Blu-ray DVD replication systems. A test order has already been successfully produced on our newly installed Anwell Blu-ray® equipment line. As the only Blu-ray® producer in Hong Kong and the first in China, we expect to see several future new orders as Blu-ray® begins to dominate the visual media market. Initial orders for short runs of a Blu-ray® disk reproduction are used to confirm Blu-ray®’s high reproduction standards are achieved prior to initiating production runs. Blu-ray® unit sales produce the highest margins of all the media the Company produces. We have customers in Western Europe, Australia, China, and South America.

We produce our products through our three main operational business subsidiaries, Info Smart Technology Limited (“IS Technology”), Info Smart International Enterprises Limited (“IS International”), and Infoscience Media Limited (“IS Media”) at our state-of-the-art DVDR manufacturing facilities in Hong Kong.

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

Critical Accounting Policies and Estimates

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and our subsidiaries. All significant inter-company balances and transactions are eliminated on consolidation.

Minority Interests. For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties for setting up a subsidiary in Brazil. The Brazilian subsidiary has a social capital of $8,046,281 (equivalent to R$17,385,600), of which 99.42% or $8,000,000 (equivalent to R$17,285,600) has been subscribed by the Company. As of September 30, 2008, neither one of the two independent third parties had fully satisfied their required capital contribution by any means. The minority interests have been recognized in the accompanying financial statements.

Use of Estimates.  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, and the estimation on useful lives of property, plant, and equipment. Actual results could differ from those estimates.

Intangible Assets. Intangible assets are license usage rights and stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the remaining term of the license obtained by one of the Company’s subsidiaries, Infoscience Holdings Limited.

Revenue Recognition.  Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

Stock-based Payment. The Company adopted the SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period.

Basic and Diluted Earnings per Share.  The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the periods presented.

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

The Company's common stock equivalents at September 30, 2008 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	3,740,577
32,250,924

Trade Receivables.  Trade receivables are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. The Company extends unsecured credit to customers in the normal course of business and believes all trade receivables in excess of the allowances for doubtful receivables to be fully collectible. Full allowances for doubtful receivables are made when the receivables are overdue for one year, and an allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Company does not accrue interest on trade accounts receivable.

Inventories. Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase/decrease due to management’s projected demand requirements, market conditions, and product life cycle changes. During the reporting periods, the Company did not make any allowance for slow-moving or defective inventories.

Plant and Equipment.  Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs, and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

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

Recent Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB. No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No.142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 have a material impact on its financial statements.

In May 2008, the FASB issued statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company but may be applicable to the Company’s future financial reporting.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Net Sales. For the three months ended September 30, 2008, net sales decreased relative to the three months ended September 30, 2007, from $25,615,603 to $8,548,142. The decrease in net sales is mainly due to a decrease specifically in the sale of DVDRs in Hong Kong, which resulted from our policy of geographical diversification and shift of focus from the lower margin Hong Kong markets to higher margin markets such as Asia and Brazil. Market trends show a high expectation for the new Blu-ray discs and a lower demand for DVDR discs.

Cost of Sales. Cost of sales decreased from $21,041,992, or approximately 82% of net sales for the three months ended September 30, 2007, to $4,437,490, or approximately 52% of net sales for the three months ended September 30, 2008. The decrease in cost of sales is primarily due to a corresponding decrease in sales, further reduced by effective cost controls during the third quarter of 2008.

Gross Profit. Gross profit decreased approximately 10% from $4,573,611 for the three months ended September 30, 2007 to $4,110,652 for the three months ended September 30, 2008. This decrease in gross profit was primarily due to the decrease in net sales.

Selling and Distribution Costs. For the three months ended September 30, 2008, selling and distribution costs decreased approximately 28% from $142,983 to $102,817 relative to the three months ended September 30, 2007. The decrease is attributable to lower freight expenses.

Administrative Expenses. Administrative expenses included depreciation and amortization charges, and was $2,166,313 and $1,035,288 for the three months ended September 30, 2008 and 2007, respectively. The increase in administrative expenses during the two periods was due to an expansion in the administrative operations of our Blu-ray business and an increase in legal expenses in the third quarter of 2008.

Net Income. Net income decreased approximately 61% from $3,478,041 for the three months ended September 30, 2007 to net income of $1,342,537 for the three months ended September 30, 2008. This is due to the decrease in net sales and increased administrative expenses.

Comparison of Nine Months Ended September 30, 2008 and 2007

Net Sales. For the nine months ended September 30, 2008, net sales decreased relative to the nine months ended September 30, 2007, from $52,922,049 to $22,877,226. The decrease in net sales is mainly due to the greater cost fluctuation of outsourced Flash drives and memory cards during the first nine months of 2008 as compared to the same period in 2007. We plan to explore other sources for our outsourced Flash drives and memory cards. Another factor for the decrease in net sales is a decrease specifically in the sale of of DVDRs in Hong Kong, which resulted from our policy of geographical diversification and our shift of focus from the lower margin Hong Kong markets to higher margin markets such as Asia and Brazil. Market trends show a high expectation for the new Blu-ray discs and a lower demand for DVDR discs.

Cost of Sales. Cost of sales decreased from $41,461,818, or approximately 78% of net sales for the nine months ended September 30, 2007, to $15,961,181, or approximately 69% of net sales for the nine months ended September 30, 2008. The approximately 61% decrease is mainly due to a corresponding decrease in sales and lower transportation costs incurred as a result of the operation of our Brazilian factory.

Gross Profit. Gross profit decreased approximately 39% from $11,460,231 for the nine months ended September 30, 2007 to $6,916,045 for the nine months ended September 30, 2008. This decrease in gross profit was primarily due to the decrease in our volume of sales.

Selling and Distribution Costs. For the nine months ended September 30, 2008, selling and distribution costs decreased approximately 27% from $384,032 to $278,519 relative to the nine months ended September 30, 2007. The decrease is attributable to lower freight expenses.

Administrative Expenses. Administrative expenses included depreciation and amortization charges, and was $4,450,718 and $3,220,967 for the nine months ended September 30, 2008 and 2007, respectively. The increase in administrative expenses during the two periods was due to an expansion in the administrative operations of our Blu-ray business and an increase in legal expenses, primarily in connection with financings that closed in April and June of 2008.

Net Income. Net income decreased approximately 71% from $7,680,015 for the nine months ended September 30, 2007 to $2,168,980 for the nine months ended September 30, 2008. This is due to the decrease in net sales and increased administrative expenses.

Liquidity and Capital Resources

Nine Months Ended September 30,	2008	2007	Change

Net cash (used in) provided by operating activities	$(1,354,075)	$(883,234)	$(470,841)

Net cash (used in) investing activities	(379,216)	(368,097)	(11,119)

Net cash provided by financing activities	1,908,900	1,540,080	368,820

Net cash used in operating activities was $1,354,075 for the nine months ended September 30, 2008 and $883,234 for the nine months ended September 30, 2007. The increase in net cash used in operating activities was mainly due to a decrease in trade payables and a decrease in sales volume. The decrease in trade payables was a result of cash payments but was not off-set by a collection of receivables.

Net cash used in investing activities was $379,216 for the nine months ended September 30, 2008 and $368,097 for the nine months ended September 30, 2007. The increase in net cash used in investing activities is mainly related to an increase in acquisitions of plant and equipment.

Net cash provided by financing activities was $1,908,900 for the nine months ended September 30, 2008 and $1,540,080 for the nine months ended September 30, 2007. The increase in net cash provided by financing activities was mainly due to financing proceeds in 2008.

Off-Balance Sheet Arrangements

A bank guarantee was given by a bank to an electric utility company on Infosmart’s behalf. This guarantee exempted Infosmart from the obligation of paying a deposit required by the electric utility company. This off-balance sheet arrangement has no effect on Infosmart’s liquidity, capital resources, market risk support, or credit risk support, other than allowing Infosmart to retain a $153,846 deposit that would have been required by the utility company. Infosmart is not aware of any events, demands, commitments, trends, or uncertainties that will result in, or reasonably likely to result in, the termination of this arrangement.

Other than the arrangement described above, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

The following tables summarize our contractual obligations as of September 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$7,153	$6,696	$457	$—	$—
Other Indebtedness	10,405	1,889	8,516	—	—
Operating Leases	152	123	29	—	—
Total Contractual Obligations:	$17,710	$8,708	$9,002	$—	$—

Bank indebtedness consists of secured and unsecured borrowings from our banking facilities arrangements including letters of credit, bank overdrafts, and non-recurring bank loans.

Other indebtedness consists of loans and debt financing from independent third parties for working capital and the acquisition of DVDR production lines and equipment.

Operating leases amounts include a lease for factory premises under non-cancelable operating lease agreement that expires in year 2010, with an option to renew the lease. The lease is on a fixed repayment basis and does not include contingent rentals.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments during the quarter ended September 30, 2008 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

We have a limited operating history. Infosmart BVI was incorporated in the British Virgin Islands on August 23, 2005, and IS Technology was founded in August 2002. These limited operating histories and the unpredictability of our industry make it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

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

We operate in a highly competitive environment. We have competitors that are both larger and smaller than we are in terms of resources and market share. The marketplaces in which we operate are generally characterized by rapid technological change, frequent new product introductions and declining prices. In these highly competitive markets, our success will depend to a significant extent on our ability to continue to develop and introduce differentiated and innovative products and customer solutions successfully and on a timely basis. The success of our product offerings is dependent on several factors including understanding customer needs, strong digital technology, differentiation from competitive offerings, market acceptance, and lower costs. Although we believe that we can take the necessary steps to meet the competitive challenges of these marketplaces, no assurance can be given with regard to our ability to take these steps, the actions of competitors, some of which will have greater resources than us, or the pace of technological changes.

Technology in our industry evolves rapidly, potentially causing our products to become obsolete, and we must continue to enhance existing systems and develop new systems, or we will lose sales.

Rapid technological advances, rapidly changing customer requirements and fluctuations in demand characterize the current market for our products. Further, there are alternative data storage media, and additional media is under development, including high capacity hard drives, new CD-R/DVDR technologies, file servers accessible through computer networks, and the internet. Our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented by or are proprietary to our competitors, then we may not be able to access these technologies. We believe that we must continue to innovate and anticipate advances in the storage media industry in order to remain competitive. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer in sales.

Our market is becoming more competitive. Competition may result in price reductions, lower gross profits, and loss of market share.

The storage media industry is becoming more competitive, and we face the potential for increased competition in developing and selling our products. Our competitors may have or could develop or acquire significant marketing, financial, development, and personnel resources. We cannot assure you that we will be able to compete successfully against our current or future competitors. The storage media industry has increased visibility, which may lead to large, well-known, well-financed companies entering into this market. Increased competition from manufacturers of systems or consumable supplies may result in price reductions, lower gross profit margins, increased discounts to distribution, and loss of market share, and could require increased spending by us on research and development, sales and marketing, and customer support.

If we are unable to compete effectively with existing or new competitors, the loss of our competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share.

We have several competitors, which include the largest DVDR manufacturers in the world. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share, which creates increased pressure, including pricing pressure, within the market. In addition, certain of the competitors have financial and human resources that are substantially greater than ours, which increases the competitive pressures we face. Customers make buying decisions based on many factors, including among other things, new product and service offerings and features, product performance and quality, ease of doing business, a vendor’s ability to adapt to customers’ changing requirements, responsiveness to shifts in the marketplace, business model, contractual terms and conditions, vendor reputation, and vendor viability. As competition increases, each factor on which we compete becomes more important and the lack of competitive advantage with respect to one or more of these factors could lead to a loss of competitive position, resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share. We expect competitive pressure to remain intense.

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

We must also be able to manufacture the products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate inputs at optimal costs. We must also try to reduce the levels of older product inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce its prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing 8x or 16x writable speed DVDR products in anticipation of Blu-Ray product introductions. As a result, we may decide to adjust prices of existing products during this process to try to increase customer demand for these products. Our future operating results would be materially and adversely affected if such pricing adjustments were to occur and we are unable to mitigate the resulting margin pressure by maintaining a favorable mix of products, or if we are unsuccessful in achieving input cost reductions, operating efficiencies, and increasing sales volumes.

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

The success of our products depends upon end users choosing our DVDR technology for their storage media needs. However, alternative data storage media exist, such as high capacity hard drives, new CD-R/DVDR technologies, file servers accessible through computer networks, and the internet, and additional media is under development. If end users perceive any technology that competes with ours as more reliable, higher performing, less expensive, or having other advantages over our technology, the demand for our DVDR products could decrease. Further, some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software, or biometric applications. Competition from other storage media is likely to increase. If our products do not compete successfully with existing or new competitive products, our business will suffer.

Our products may have manufacturing or design defects that we discover after shipment, which could negatively affect our revenues, increase our costs, and harm our reputation.

Our products may contain undetected and unexpected defects, errors, or failures. If these product defects are substantial, the results could be product recalls, an increased amount of product returns, loss of market acceptance, and damage to our reputation, all of which could increase our costs and cause us to lose sales. We do not carry general commercial liability insurance covering our products. In addition, we are preparing to launch production of Blu-Ray format DVDRs in the fourth quarter of 2008. HD and Blu-Ray format DVDR production will require us to master new production techniques and modify existing or purchase new machinery and equipment. It is possible that we may fail to achieve mastery of these new techniques and production yields could suffer as a result. In early June 2008, we successfully installed the first set of new machinery that can produce Blu-Ray format DVDR in our Hong Kong factory. We are now proceeding with the testing phase by producing sample orders and grasping the new techniques gradually in order to build up high quality control and cost-effectiveness to develop effective operations before proceeding with mass production of Blu-Ray format DVDR discs.

The development of digital distribution alternatives, including the copying and distribution of music and video and other electronic data files, could decrease the demand for our products.

We are dependent on the continued viability and growth of the physical distribution of music, video, and other electronic data through recordable media. Alternative distribution channels and methods, both authorized and unauthorized, for delivering music, video, and other electronic data may erode our volume of sales and the pricing of our products. The growth of these alternatives is driven by advances in technology that allow for the transfer and downloading of music, video, and other electronic data files from the Internet. The proliferation of this copying, use, and distribution of such files is supported by the increasing availability and decreasing price of new technologies, such as personal video recorders, DVD burners, portable MP3 music and video players, widespread access to the internet, and the increasing number of peer-to-peer digital distribution services that facilitate file transfers and downloading. We expect that file sharing and downloading, both legal and illegal, will continue to exert downward pressure on the demand for traditional DVDRs. As current technologies and delivery systems improve, the digital transfer and downloading of music, video, and other electronic data files will likely become more widespread. As the speed and quality with which music, video, and other electronic data files can be transferred and downloaded improves, file sharing and downloading may in the future exert significant downward pressure on the demand for DVDRs. In addition, our business faces pressure from emerging distribution alternatives such as video on demand (“VOD”) and personal digital video recorders. As substantially all of our revenues are derived from the sale of DVDRs, increased file sharing, downloading, and piracy or the growth of other alternative distribution channels and methods could materially adversely affect our business, financial condition, and results of operations.

Our revenues, cash flows, and operating results may fluctuate for a number of reasons.

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

A significant portion of our revenue depends on the success of our new venture in Brazil.

A significant portion of our revenues depend on the success of our Brazilian venture. Prior to commencing our Brazilian venture, we had no manufacturing and distribution experience in Brazil. We are relying on the local knowledge of our Brazilian joint venture partner and the general knowledge of the South American marketplace of our regional director Sebastian Tseng. Our results could suffer should the relationship with either of these two parties deteriorate.

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

Prior to the closing of our share exchange transaction in August 2006, the Company engaged in businesses unrelated to that of our current operations. Any liabilities relating to such prior businesses against which we are not completely indemnified may have a material adverse effect on the Company.

Risks Relating To Doing Business in Hong Kong and Brazil

Adverse changes in economic and political policies of the People’s Republic of China government could have a material adverse effect on the overall economic growth of Hong Kong, which could adversely affect our business.

A substantial portion of our business operations is conducted in Hong Kong, a special administrative region in the People’s Republic of China (“PRC”). Accordingly, our results of operations, financial condition, and prospects are subject to a significant degree to economic, political, and legal developments in Hong Kong and the PRC. The PRC’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.

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

Changes in Hong Kong’s or Brazil’s political or economic situation could harm our operational results.

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

The Brazilian government frequently intervenes in the Brazilian economy and occasionally makes substantial changes in policy, as often occurs in other emerging economies. The Brazilian government’s actions to control inflation and carry out other policies have in the past involved wage and price controls, currency devaluations, capital controls, and limits on imports, among other things. Our business, financial condition, and results of operations may be adversely affected by factors in Brazil including:

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

Brazil has in the past experienced extremely high rates of inflation, with annual rates of inflation reaching as high as 2,567% in 1993 (as measured by the Índice Geral de Preços do Mercado published by Fundação Getúlio Vargas, or IGP-M Index). More recently, Brazil’s rates of inflation were 10.4% in 2001, 25.3% in 2002, 8.7% in 2003, 12.4% in 2004, 1.2% in 2005, 3.8% in 2006, 3.5% in 2007, and 5.17% in 2008 (as measured by the IGP-M Index). Inflation, governmental measures to combat inflation, and public speculation about possible future actions have in the past had significant negative effects on the Brazilian economy and have contributed to economic uncertainty in Brazil. If Brazil experiences substantial inflation in the future, our costs may increase and our operating and net margins may decrease. Inflationary pressures may also lead to further government intervention in the economy, which could involve the introduction of government policies that may adversely affect the overall performance of the Brazilian economy.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

As we have business operations in Brazil, some of our revenues are settled in the Brazilian Real. Any future restrictions on currency exchanges may limit our ability to use revenue generated in Reals to fund any future business activities outside Brazil or to make dividend or other payments in U.S. dollars.

The value of our securities will be affected by the foreign exchange rate between the U.S. dollar, the Hong Kong dollar, and the Real.

The value of our common stock will be affected by the foreign exchange rate between U.S. and Hong Kong dollars and Real, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. or Hong Kong dollars into Real for our operational needs and should the Real appreciate against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our Reals into U.S. or Hong Kong dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. Dollar appreciates against the Real, the U.S. or Hong Kong dollar equivalent of our earnings from our subsidiaries in Hong Kong and Brazil would be reduced. We will engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

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

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us, and our business and our reputation may be harmed.

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

Our Class A Warrants are quoted on the Over-the-Counter Bulletin Board, but an active, liquid trading market has not yet developed. Even if an active public market for such warrants develops, we expect to experience volatility in the price of such warrants, which may result in losses to you.

Our Class A Warrants are quoted on the Over-the-Counter Bulletin Board since September 2008. An active trading market for our Class A Warrants may not develop, though, due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our Class A Warrants until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in such warrants is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales. We cannot give you any assurance that an active public trading market for these warrants will develop or be sustained. You may not be able to liquidate your Class A Warrants quickly or at the market price if trading in our Class A Warrants is not active.

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

We have broad discretion as to the use of funds from our commercial secured loan transaction from April 2008 and may not use the funds effectively.

Our management team has broad discretion as to the allocation and timing of the use of funds from our commercial secured loan transaction that closed in April 2008 and may spend these proceeds in ways with which our shareholders may not agree. The failure of our management to apply these funds effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

Our officers and directors own a significant portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

Certain members of our board and management own a significant portion of our outstanding shares of stock that are entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

A large number of common shares are issuable upon exercise of outstanding common share warrants. The exercise or conversion of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in the Company as well as the book value of your common shares. The sale of a large amount of common shares received upon exercise of these warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of September 30, 2008, there are outstanding warrants entitling the holders to purchase up to 28,510,347 common shares at an exercise price of $0.326 per share. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the Company as well as the book value of your common shares. In addition, the holders of the common share purchase warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the warrants.

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

We take measures to address and improve our financial reporting and compliance capabilities, and we plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems, or procedures fail, we may be unable to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

We do not anticipate paying any cash dividends.

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

On September 25, 2008, the Board of Directors presented to the holders of 88,736,397 shares of our common stock (the “Majority Shareholders”), constituting a majority of our voting capital stock, the proposal to approve a reverse stock split of our shares of common stock within the range of sixty-for-one (60:1) to one hundred-for-one (100:1) (the “Reverse Split Range”). The Majority Shareholders consented to the Reverse Split Range by written consent in lieu of a meeting.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Text of Amendment to Bylaws (2)

3.4	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series A Convertible Preferred Stock (3)

3.5	Certificate Of Determination Of Rights, Preferences, Privileges And Restrictions Of Series B Convertible Preferred Stock (3)

10.1	Director Agreement between Infosmart Group, Inc. and Chia Ju Chen, dated October 6, 2008 (4)

14.1	Code of Business Conduct and Ethics *

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith

(1)	Filed on May 6, 1999 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-60487), as amended, and incorporated herein by reference.

(2)	Filed on May 15, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-QSB and incorporated herein by reference.

(3)	Filed on August 24, 2006 as an exhibit to the Company’s first Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on October 10, 2008 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSMART GROUP, INC.
(Registrant)

Date: November 19, 2008	By:	/s/ Parker Seto
Parker Seto
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 19, 2008	By:	/s/ Po Nei Sze
Po Nei Sze
Chief Financial Officer
(Principal Financial and Accounting Officer)