Form 10-Q/A
period 2008-09-30
Infosmart Group, Inc.
filed 2008-12-05
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 00 1-15643

INFOSMART GROUP, INC.
(Exact name of registrant as specified in it charter)

California	95-4597370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5 th Floor, Texaco Building 126-140 Texaco Road, Tsuen Wan, Hong Kong
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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 is filed to amend a typographical error on page F-5 of our Quarterly Report on Form 10-Q filed with the SEC on November 19, 2008. The Net Income figure for the nine months ended September 30, 2007 on our Condensed Consolidated Statements of Cash Flows was reported as $7,680,0155,284, but it should have been reported as $7,680,015.

Except as required to reflect the change noted above, this Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our Quarterly Report on Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSMART GROUP, INC.
(Registrant)

Date: December 5, 2008	By:	/s/ Parker Seto
Parker Seto
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 5, 2008	By:	/s/ Po Nei Sze
Po Nei Sze
Chief Financial Officer
(Principal Financial and Accounting Officer)