Form 10-K
period 2008-12-31
Infosmart Group, Inc.
filed 2009-04-30
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $5,654,618 computed by reference to $0.035 as of December 31, 2008.

Number of shares of common stock outstanding as of April 30, 2009: 161,560,520

     TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1.  BUSINESS

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

We produce our products through our two main operational business subsidiaries, Infoscience Media Limited (“IS Media”) at our state-of-the-art DVDR manufacturing facilities in Hong Kong and Discobras Industria E Comercio de Electro Eletronica Limiteda (“Discobras”) at our state-of-the-art DVDR & CDR manufacturing facilities in Brazil.

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

We have also distributed flash drives and memory cards through the channels of distributions in both Asia and South American that we have established.  Therefore, we have started procuring flash drives and memory cards from outside manufacturers for distribution within our current channels.

The following is a segment analysis of our products:

	Flash drive and memory card		DVDR and Related Products		CDR		Blu-ray
	Twelve months ended December 31,		Twelve months ended December 31,		Twelve months ended December 31,		Twelve months ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007

Revenue from external customers	$650,962	38,073,558	$32,179,157	63,811,547	$2,275,466	3,084,795	$1,810,000	-

Segment profit/(loss)	(1,020,022)	(7,661,647)	(5,400,670)	17,919,622	392,082	(16,988)	915,000	-

	Total
	Twelve months ended
	December 31,
	2008	2007

Revenue from external customers	$36,915,585	104,969,899

Segment profit/(loss)	(5,113,610)	10,240,987

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

Current Customers

We have established a wide client base and distribution network covering Europe/United Kingdom, the Middle East, Australia, South America and Asia.

Our top three customers by value, who accounted for 39.67% of our revenue in 2008, are as follows:

•	Cheong King Industrial Limited markets our DVDR blank media in China. Sales to Cheong King Industrial Limited account for approximately 18.75% of our revenue.

•	Mega Lyra Limited markets our DVDR blank media in Brazil. Sales to Mega Lyra Limited account for approximately 14.98% of our revenue.

•	Raio de Sol Comercio de Armarinho markets our DVDR blank media in Brazil. Sales to Raio de Sol Comercio de Armarinho account for approximately 5.94% of our revenue.

Management expects that the proportion of revenue accounted for by these customers will decrease as its markets develop in South America. We will be careful to maintain relationships with existing customers in developed countries because they are expected to be volume buyers of our Blu-ray discs in the future.  During 2008, we considered the products competing with DVDRs such as flash cards and took a pro-active approach in marketing our own brand of flash cards with core technology patented by a Taiwan company.

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

Employees

As of March 31, 2009, we had 150 full-time employees, including management. None of these employees are represented by any collective bargaining agreements. Neither we nor any of the subsidiaries have experienced a work stoppage. Management believes that our relations with our employees are good.

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

We have broad discretion as to the use of proceeds from the Financing and may not use the proceeds effectively.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable

ITEM 2. PROPERTIES

Hong Kong offices and facilities

Our main offices and manufacturing facilities are located in Hong Kong. We currently store and deliver products from our manufacturing facilities located in Tsuen Wan, New Territories, Hong Kong. We have placed a high priority on operating a safe, clean, and well-maintained distribution facility, which is a key selling point for many of our customers. Our prime location provides excellent proximity for shipping products to a diverse customer base located in all regions of the world.

A summary description of our facilities, including the total approximate square footage of our facilities, is provided in the table below:

Location	Principal Activities	Area (sq. feet)	Lease Expiration Date
Workshops 9 & 10 on 3 rd Floor Texaco Centre, 126-140 Texaco Road, Tsuen Wan, New Territories, Hong Kong	Warehouse	5,400 sq. ft.	Expired on January 31, 2009

4 - 5/F., Texaco Centre, 126-140 Texaco Road, Tsuen Wan, New Territories, Hong Kong	Administrative offices, Manufacturing facility & Warehouse	42,000 sq. ft.	Originally expired on January 31, 2009 for 4th and 5th floors, respectively, and subsequently renewed for 3 years to January 31, 2012 for both floors

We lease office and factory premises under various non-cancelable operating lease agreements that expire at 31 January 2012. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2008 are as follows:

Year ending December 31
2009	$340,620
2010	349,216
2011	$349,216
2012	29,101

Rental expense was $246,073, $214,899, and $169,221 during 2008, 2007, and 2006, respectively. We believe that our existing facilities are well maintained and in good operating condition. The tenancy agreement for our office and factory premises in Hong Kong will expire in 2012.

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

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES of EQUITY SECURITIES

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

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2008	$0.04	$0.03
September 30, 2008	0.08	0.08
June 30, 2008	0.16	0.16
March 31, 2008	0.27	0.26

December 31, 2007	$0.455	$0.33
September 30, 2007	0.41	0.21
June 30, 2007	0.42	0.25
March 31, 2007	0.33	0.25

As of March 31, 2009, we have approximately 161,560,520 shares of common stock issued and outstanding, no shares of Series A preferred stock issued and outstanding, and no shares of Series B preferred stock issued and outstanding.  We also have outstanding warrants that were issued in conjunction the private placement of our Series B Preferred Stock on August 16, 2006. These warrants, if exercised, would permit stockholders to purchase approximately 28,510,347 shares of our common stock.  Assuming exercise of all warrants as of March 31, 2009, we have approximately 190,070,867 shares of common stock outstanding.

Holders

As of March 14, 2009, we have 94 record holders of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS of OPERATIONS

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

For the development of the market in Blu-ray, the Company entered into an agreement on April 11, 2008 with independent third parties for setting up a subsidiary, Manwin International Limited (“Manwin”) in Hong Kong. Manwin has a  capital of $0.24 (equivalent to HK$2) and 50% or US$0.12 (equivalent to HK$1) (“Investment Cost”) of which has been subscribed by the Company. The minority interests have been recognized in the accompanying financial statements.

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

Advertising expenses amounted to $230,769, $10,737 and $45,463 during 2008, 2007 and 2006 respectively and are included in selling and distributing costs.

Transportation expenses amounted to $214,574, $64,163 and $352,203 during 2008, 2007 and 2006 respectively and are included in selling and distributing costs.

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

The exchange rates in effect at December 31, 2008 and 2007 were HK$1 for $0.1290 and $0.1282 US dollars and Real$1 for $0.4323 and $0.5618 US dollars respectively. The average exchange rates for 2008,2007 and 2006 were HK$1 for $0.1284,$0.1282 and $0.1287 US dollars and Real$1 for $0.5589,$0.5163 and $0.46 US dollars respectively. There is no significant fluctuation in exchange rate for the conversion between Real dollars, HK dollars and US dollars after the balance sheet date.

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

The Company’s common stock equivalents at December 31, 2008 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	3,740,577
32,250,924

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

Restricted cash

Deposits in an escrot accounts and deposits in banks for securities of bank overdrafts facilities that are restricted in use are classified as restricted cash under current assets.

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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our combined results of operations and financial condition.

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

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended December 31
	2008	% of		2007 Audited	% of		2006 Audited	% of
	Audited	Revenue			Revenue			Revenue
NET SALES	$36,915,585	100.00%		$104,969,899	100.00%		$27,102,441	100.00%

COST OF SALES	(32,211,974)	87.26%		(90,186,253)	85.92%		(19,570,525)	72.21%

GROSS PROFIT	4,703,611	12.74%		14,783,646	14.08%		7,531,916	27.79%

ADMINISTRATIVE EXPENSES	(9,439,172)	25.57%		(4,416,087)	4.21%		(1,997,379)	7.37%

DEPRECIATION	(740,749)	2.00%		(743,743)	0.71%		(223,893)	0.83%

SELLING AND DISTRIBUTING COSTS	(742,524)	2.01%		(499,716)	0.47%		(475,781)	1.76%

INCOME / (LOSS) FROM OPERATIONS	(6,218,834)	(16.84	) %	9,124,100	8.69%		4,834,863	17.84%

PROFESSIONAL EXPENSES RELATED TO RESTRUCTURING AND SHARE EXCHANGE	0	0%		0	0%		(2,753,390)	10.16%

REVERSAL OF COMMISSION PAYABLE	0	0%		0	0%		0	0%

OTHER INCOME	2,276,769	6.17%		1,710,408	1.63%		449,985	1.66%

INTEREST EXPENSES	(1,191,545)	(3.23	) %	(662,059)	0.63%		(511,322)	1.89%

INCOME BEFORE INCOME TAXES	(5,133,610)	(13.90	) %	10,172,449	9.69%		2,020,136	7.45%

INCOME TAXES	(89,482)	(0.24	) %	52,506	0.05%		(955,592)	(3.53	) %

NET INCOME	(5,223,092)	(14.14	) %	10,224,955	9.74%		1,064,544	3.93%

MINORITY INTEREST	(22,637)	(0.06	) %	12,250	0.02%		0	0%

SERIES B PREFERRED DIVIDENDS	(189,312)	(0.52	) %	(453,764)	(0.43	) %	(202,069)	(0.75	) %

SERIES B PREFERRED DEEMED DIVIDEND	0	0%		0	0%		(2,297,157)	(8.48	) %

NET (LOSS)/INCOME APPLICABLE TO COMMON SHAREHOLDERS	$(5,435,041)	(14.72	) %	$9,783,441	9.33%		$(1,434,682)	(5.29	) %

Comparison of Two Years Ended December 31, 2008 and 2007

Net Sales. For the year ended December 31, 2008, net sales decreased approximately 65% from $104,969,899 to $36,915,585 relative to the year ended December 31, 2007. The decrease in net sales is a decrease specifically in the sale of of DVDRs in Hong Kong, which resulted from our policy of geographical diversification and our shift of focus from the lower margin Hong Kong markets to higher margin markets such as Asia and Brazil.  Market trends show a high expectation for the new Blu-ray discs and a lower demand for DVDR discs.

Cost of Sales. Cost of sales decreased from $90,186,253, or approximately 85.92% of net sales for the year ended December 31, 2007, to $32,211,974, or approximately 87.93% of net sales for the year ended December 31, 2008. The approximately 64% decrease was primarily attributable to the decrease in our volume of sales. The decrease in the cost of sales was in line with the decrease in our net sales.

Gross Profit. Gross profit decreased approximately 68% from $14,783,646 for the year ended December 31, 2007 to $4,703,611 for the year ended December 31, 2008. This decrease in gross profit was primarily due to the decrease in our volume of net sales.

Selling and Distribution Costs. For the year ended December 31, 2008, selling and distribution costs increased approximately 47% from $499,716 to $742,524 relative to the year ended December 31, 2007. This increase in selling and distribution costs was promotion of our Blu-ray business for the year ended December 31, 2008.

Administrative Expenses. Administrative expenses increased approximately 213% from $4,416,087 for the year ended December 31, 2007 to $9,439,172 for the year ended December 31, 2008. This substantial increase in administrative expenses during the year ended December 31, 2008 was mainly because the full provision for doubtful debts.

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

Net Income. Net income decreased approximately 155% from $9,783,441 for the year ended December 31, 2007 to $(5,435,041) for the year ended December 31, 2008. This is due to the decrease in net sales and increased administrative expenses.

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

Online Marketing Exposure

The Internet is increasingly being used for product sourcing. We currently invest approximately $20,000 per year on online exposure   in industry portals such as globalsources.com, alibaba.com and the Hong Kong Trade Development Council website. We plan to increase our online promotional activities in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2008

Net cash flow provided by operating activities was $2,725,586 for the year ended December 31, 2008 and net cash flow used in operating activities was $5,427,346 for the year ended December 31, 2007. The substantial increase in our net cash outflow provided by operating activities for the year ended December 31, 2008 was mainly due to the receipt from our trade receivable more than the repayment of our trade payable provided more cash flow.

Net cash flow used in investing activities was $113,875 and $478,493 for the years ended December 31, 2008 and 2007, respectively. Uses of cash flow for investing activities mainly related to the capital expenditures for the acquisition of plant and equipment.

Net cash flow provided by financing activities was $473,117 for the year ended December 31, 2008. Compared with net cash flow provided by financing activities of $5,048,240 for the year ended December 31, 2007, the decrease in our net cash flow was mainly due to the repayment of non-recurring bank loans.

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

The following tables summarize our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$5,465	$5,465	$—	$—	$—
Other Indebtedness	10,694	3,503	7,191	—	—
Operating Leases	1,067	340	727	—	—
Total Contractual Obligations:	$17,226	$9,308	$7,918	$—	$—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Infosmart Group Inc.

Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infosmart Group Inc.

We have audited the accompanying consolidated balance sheet of Infosmart Group Inc. (the “Company”) and its subsidiaries as of December 31, 2008 and 2007 and the related consolidated statement of income, stockholders’ equity and cash flows for years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged  to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2008, have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered significant reduction in revenue and gross profit in the reported period, which would raise sufficient doubt about its ability as a going concern considering the amount of commitment to be satisfied by the Company as disclose in Note 17. Management is confident and has taken measures to obtain financial support aiming at satisfying such commitment. Management has also contemplated a plan of debt restructuring and spin off exercise that is targeted to alleviate the repayment budget of the Company regarding those commitments.

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants
Hong Kong
April 30, 2009

INFOSMART GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Stated in US Dollars)

	Year ended December 31
	2008	2007	2006

Net sales	36,915,585	104,969,899	27,102,441

Cost of sales	(32,211,974)	(90,186,253)	(19,570,525)

Gross profit	4,703,611	14,783,646	7,531,916

Administrative expenses	(9,439,172)	(4,416,087)	(1,997,379)

Depreciation – note 11	(740,749)	(743,743)	(223,893)

Selling and distributing costs	(742,524)	(499,716)	(475,781)

(Loss) / income from operations	(6,218,834)	9,124,100	4,834,863

Professional expenses related to Restructuring
and Share Exchange – note 5	-	-	(2,753,390)

Other income – note 6	2,276,769	1,710,408	449,985

Interest expenses	(1,191,545)	(662,059)	(511,322)

(Loss) / income before income taxes	(5,133,610)	10,172,449	2,020,136

Income taxes – note 7	(89,482)	52,506	(955,592)

Non-controlling interests - PL	(22,637)	12,250	-

Net (loss) / income	(5,245,729)	10,237,205	1,064,544

Series B preferred dividends	(189,312)	(453,764)	(202,069)
Series B preferred deemed dividend – note 17	-	-	(2,297,157)
Net (loss) / income applicable to common
shareholders	(5,435,041)	9,783,441	(1,434,682)

Other comprehensive income
Foreign currency translation adjustments	(5,839,679)	1,497,766	(12,421)

Total comprehensive (loss) / income	(11,274,720)	11,281,207	(1,447,103)

(Loss) / earning per share
- basic and dilutive – note 8	(0.07)	0.07	0.04

Weighted average shares outstanding
- basic – note 8	161,560,520	140,025,108	119,188,957
- dilutive – note 8	161,560,520	140,622,119	119,188,957
See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	As of December 31
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	449,089	$1,023,440
Trade receivables (net of allowance for doubtful accounts of $Nil for 2008 and 2007)	7,628,529	38,725,882
Prepaid expenses and other receivables – note 9	4,653,565	544,345
Provision for tax	880,008	13,847
Inventories – note 10	1,906,445	3,396,194

Total current assets	15,517,636	43,703,708
Deferred tax assets – note 7		-
Plant and equipment, net – note 11	28,210,693	31,093,668
Intangible assets – note 16	1,528,475	1,810,655

TOTAL ASSETS	45,256,804	76,608,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	4,613,815	$25,809,022
Other payables and accrued liabilities – note 12	1,177,485	1,672,468
Income tax payable	242,862	696,946
Current portion of bank borrowings – note 13	5,465,309	6,762,553
Finance lease payable	11,373	34,570
Current portion of other loans – note 14	3,503,542	5,065,639

Total current liabilities	15,014,386	40,041,198
Non-current portion of bank borrowings – note 13	-	2,092,949
Non-current portion of other loans – note 14	7,191,948	717,423
Advance from a related party – note 15	929,751	929,634
Deferred tax liabilities – note 7	2,396,706	2,305,729

TOTAL LIABILITIES	25,532,791	46,086,933

COMMITMENTS AND CONTINGENCIES — note 17

INFOSMART GROUP INC.
CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	As of December 31
	2008	2007

Series B Redeemable Convertible Preferred Stock: No par value -
note 18
Authorized 1,800,000 shares; Issued and outstanding
2008 – NIL shares and 2007 – 597,011 shares	-	1,690,222

STOCKHOLDERS’ EQUITY
Common stock: No par value
Authorized: 300,000,000 shares; Issued and outstanding:
2008 – 161,560,520 shares and 2007 – 144,248,709 shares – note 18	4,557,827	2,412,605
Additional paid-in-capital – note 18	8,118,664	8,118,664
Accumulated other comprehensive income	(4,322,676)	1,517,003
Retained earnings	11,303,600	16,738,643
TOTAL STOCKHOLDERS’ EQUITY	19,657,415	28,786,915

Non-controlling interest	66,598	43,961

	19,724,013	28,830,876

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	45,256,804	$76,608,031

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Stated in US Dollars)

	Year ended December 31
	2008	2007	2006
Cash flows from operating activities
Net (loss) / income	(5,435,041)	$9,783,441	$1,064,544
Adjustments to reconcile net (loss) / income to net cash flows provided by operating activities:
Depreciation	2,384,286	2,960,677	1,820,529
Amortization of license usage right	282,180	289,552	-
Deferred income taxes	89,481	350,568	577,767
Loss / (Profit) on disposal of property, plant and equipment	(63,000)	245,934	381,498
Professional expenses related to Restructuring and Share
Exchange	-	-	2,628,993
Changes in operating assets and liabilities:
Trade receivables	31,097,353	(32,536,829)	(2,882,093)
Prepaid expenses and other receivables	(4,109,221)	(274,132)	167,669
Inventories	1,489,749	(2,335,122)	365,608
Tax prepaid	(866,161)	(13,847)	-
Trade payables	(21,195,207)	22,874,578	1,071,828
Income tax payable	(453,967)	332,258	363,928
Advance from a related party	117	3,285	(1,287,409)
Other payables and accrued liabilities	(494,983)	(7,107,709)	406,535

Net cash flows provided by / (used in) operating activities	2,725,586	(5,427,346)	4,679,397

Cash flows from investing activities
Acquisition of plant and equipment	(281,892)	(531,331)	(8,686,331)
Proceeds from disposal of plant and machinery	168,017	52,838	-
Cash acquired on the acquisition of subsidiaries	-	-	31,609

Net cash flows used in investing activities	(113,875)	(478,493)	(8,654,722)

Cash flows from financing activities
Dividend paid	(189,312)	(453,764)	(202,069)
Proceeds from new bank loans	-	-	618,240
Proceeds from other loans	3,564,062	4,764,761	128,600
Repayment of non-recurring bank loans	(2,759,328)	(8,294)	(3,705,482)
Net advancement / (repayment) of other bank borrowings	(550,915)	221,126	1,766,999
New obligations under capital leases	-	112,810	-
Repayment of other loans	(87,571)	(298,109)	(674,436)
Decrease/(increase) in restricted cash	-	552,973	(289,930)
Increase/(decrease) in bank overdrafts	64,000	194,423	(258,420)
Proceeds from issuance of common stock	455,000	-	999
Proceeds from the exercise of detachable common stock warrants	-	-	260,800
Proceeds from the issuance of Series B preferred stock
and detachable common stock warrants	-	-	7,650,000
Preferred stock issuance costs and recapitalization costs	-	-	(1,215,000)
Repayment of obligations under capital leases	(22,819)	(37,686)	(52,569)
Net cash flows provided by/(used in) financing activities	473,117	5,048,240	4,027,732
Effect of foreign currency translation on cash and cash equivalents	(3,659,179)	1,674,781	(517)
Net increase in cash and cash equivalents	(574,351)	817,182	51,890
Cash and cash equivalents, beginning of year	1,023,440	206,258	154,368
Cash and cash equivalents, end of year	449,089	$1,023,440	$206,258
See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Stated in US Dollars)

	Year ended December 31
	2008	2007	2006

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$1,191,545	$457,662	$511,309
Income taxes	1,084,052	509,108	13,897

Noncash investing and financing activities:
Current account with IHL offsetting for the acquisition of property,
plant and equipment	-	$-	$5,611,063
Other payables for the acquisition of property, plant and equipment	-	-	2,871,667
Conversion of Series B shares to common stock	1,690,222	891,704	512,101
Issuance of Placement Agent warrants	-	-	644,800
Series B Preferred deemed dividend	-	-	2,297,157
Value of exchange transaction and financing services rendered in
exchange for shares of common stock	-	-	747,000
Value of exchange transaction and financing services rendered in
exchange of Series A shares	-	-	1,431,993

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Stated in US Dollars)

						Accumulated
			Series A Preferred		Additional	other
	Common stock		stock		Paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	Income/(loss)	earnings	Total

Balance, December 31, 2005	10,119,040	$1	-	$-	$619,877	$31,658	$8,389,883	$9,041,419
Issuance of common stock - note 18	-	999	-	-	-	-	-	999
Issuance of Series A shares - note 18	-	-	944,445	-	(21,336)	-	-	(21,336)
Issuance of common stock - note 18	3,309,770	747,000	-	-	-	-	-	747,000
Issuance of Series A shares - notes 8 and 18	-	-	55,555	-	1,431,993	-	-	1,431,993
Conversion of Series A shares - note 18	116,721,360	-	(1,000,000)	-	-	-	-	-
Issuance of Series B shares with detachable warrants - note 18	-	-	-	-	5,443,330	-	-	5,443,330
Series B preferred deemed
- dividend - note 18	-	-	-	-	-	-	(2,297,157)	(2,297,157)
Conversion of Series B shares - note 18	4,851,256	512,101	-	-	-	-	-	512,101
Exercise of warrants - note 18	800,000	260,800	-	-	-	-	-	260,800
Issuance of Placement Agent Warrants - note 18	-	-	-	-	644,800	-	-	644,800
Comprehensive income
Net income	-	-	-	-	-	-	1,064,544	1,064,544
Foreign currency translation adjustments	-	-	-	-	-	(12,421)	-	(12,421)
Total comprehensive income								1,052,123
Series B preferred dividend	-	-	-	-	-	-	(202,069)	(202,069)

Balance, December 31, 2006	135,801,426	$1,520,901	-	$-	$8,118,664	$19,237	$6,955,201	$16,614,003

Series B preferred dividend	-	-	-	-	-	-	(453,763)	(453,763)
Conversion of Series B shares - note 18	8,447,282	891,704	-	-	-	-	-	891,704
Net income	-	-	-	-	-	-	10,237,205	10,237,205
Foreign currency translation adjustments	-	-	-	-	-	1,497,766	-	1,497,766

Balance, December 31, 2007	144,248,708	$2,412,605	-	$-	$8,118,664	$1,517,003	$16,738,643	$28,786,915

Series B preferred dividend	-	-	-	-	-	-	(189,313)	(189,313)
Issuance of Common Stock	1,300,000	$455,000	-	-	-	-	-	455,000
Conversion of Series B shares - note 18	16,011,812	$1,690,222	-	-	-	-	-	1,690,222
Net income	-	-	-	-	-	-	(5,245,730)	(5,245,730)
Foreign currency translation adjustments	-	-	-	-	-	$(5,839,679)	-	(5,839,679)

Balance, December 31, 2008	161,560,520	$4,557,827	-	$-	$8,118,664	$(4,322,676)	$11,303,600	$19,657,415

See notes to consolidated financial statements

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
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

3.           Continuance of operations

These financial statements have been prepared on a going concern basis. The Company has working capital surplus of $503,250 at December 31, 2008 as compared with a surplus of $3,662,510 in 2007.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant loss for the year ended December 31, 2008 and has a capital commitment of $5,000,000 to be repayable by monthly installment of $366,666 for the period from June 2009 till Aug 2010. The Company is therefore suffered by a heavily liquidity pressure.

For minimizing the cash flow shortage pressure, the Company had managed its liquidity during this time through a serious of cost reduction initiatives, capital markets transactions and seeking for new finance. At the same time, the directors and shareholders of the Company agree to give full financial support to the Company by realizing their personal assets to make all the operating expenses and all the outstanding liabilities repayable when necessary for the next twelve months.

The management of the Company is also currently engaged in negotiations with financial institutions for new loans arrangements. By the date of this report, the management of the Company has not yet reached an agreement with any financial institutions. These negotiations are ongoing, and the management is confident that a final loan agreement will be concluded in the near future.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

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

As of December 31, 2007, the particulars of the subsidiaries are as follows:

Name of company	Place of Incorpor ation	Date of Incorpor Ation	Attributable equity interest %	Issued capital

Infosmart Group Limited	British Virgin Islands	March 23 2005	100	US$1,427,794

Infoscience Media Global Limited	British Virgin Islands	May 17 2007	100	US$1
Portabello Global Limited	British Virgin Islands	March 21 2007	100	US$1
Info Smart International Enterprises Limited	Hong Kong	September 26 2003	100	US$25.65 (HK$200)
Info Smart Technology Limited	Hong Kong	December 14 2001	100	US$618,075 (HK$4,820,000)
Infoscience Media Limited	Hong Kong	September 10 2004	100	US$1,282 (HK$10,000)
Infoscience Holdings Limited	Hong Kong	February 23 2004	100	US$13 (HK$100)
Manwin International Limited	Hong Kong	April 11 2008	50	US$0.24 (HK$2)
Discobras Industria E Comercio De Electro Electronica Ltda	Brazil	March 2006	99.42	US$7,977,072

Non-controlling Interests

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

For the development of the market in Blu-ray, the Company entered into an agreement on April 11, 2008 with independent third parties for setting up a subsidiary, Manwin International Limited (“Manwin”) in Hong Kong. Manwin has a  capital of $0.24 (equivalent to HK$2) and 50% or US$0.12 (equivalent to HK$1) (“Investment Cost”) of which has been subscribed by the Company. The minority interests have been recognized in the accompanying financial statements.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

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

At December 31, 2008, 2007 and 2006, customers representing 10% or more of the Company’s net sales and their related trade receivables are:

Net sales	Year ended December 31
	2008	2007	2006

Cheong King Industrial Limited	$6,868,890	$-	$-
Mega Lyra Limited	5,490,000	-	-
Optimost Investments Limited	-	26,507,301	-
Laser Corporation	-	-	5,539,155
AgroDigital	-	-	3,443,350
ENet	-	-	3,763,194

	$12,358,890	$26,507,301	$12,745,699

Trade receivables	As of December 31
	2008	2007	2006

Cheong King Industrial Limited	$2,974,155	$-	$-
Mega Lyra Limited	-		-
Optimost Investments Limited	-	-	-
Laser Corporation	-	-	1,450,249
AgroDigital	-	-	3,312,563
ENet	-	-	-

	$2,974,155	$-	$4,762,812

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Advertising and transportation expenses

Advertising, transportation and other product-related costs are charged to expenses as incurred.

Advertising expenses amounted to $230,769, $10,737 and $45,463 during 2008, 2007 and 2006 respectively and are included in selling and distributing costs.

Transportation expenses amounted to $214,574, $64,163 and $352,203 during 2008, 2007 and 2006 respectively and are included in selling and distributing costs.

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

The exchange rates in effect at December 31, 2008 and 2007 were HK$1 for $0.1290 and $0.1282 US dollars and Real$1 for $0.4323 and $0.5618 US dollars respectively. The average exchange rates for 2008,2007 and 2006 were HK$1 for $0.1284,$0.1282 and $0.1287 US dollars and Real$1 for $0.5589,$0.5163 and $0.46 US dollars respectively. There is no significant fluctuation in exchange rate for the conversion between Real dollars, HK dollars and US dollars after the balance sheet date.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
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

The Company’s common stock equivalents at December 31, 2008 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	3,740,577
32,250,924

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our combined results of operations and financial condition.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
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

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

5.	Professional expenses related to Restructuring and Share Exchange

	Year ended December 31
	2008	2007	2006

Issuance of shares of Infosmart’s common stock to HIG Note 5(a)	$-	$-	$1,431,993
Reverse Merger fees Note 5(b)	-	-	450,000
Issuance of the Company’s common stock to professional parties Note 5c	-	-	747,000
Others	-	-	124,397

	$-	$-	$2,753,390

Notes:

5(a).
Under the terms of the Exchange Agreement, immediately prior to the closing of the Exchange Agreement, HIG received 58.82352 shares (exchanged for 55,555.55 shares of the Company’s Series A Convertible Preferred Stock) of Infosmart’s common stock as payment for its services as a finder in connection with the exchange transaction.

5(b).	Keating Securities, LLC. was paid an advisory fee of $450,000.
5(c).	Fees for services rendered by Worldwide Gateway Company Ltd. and Richardson and Patel were settled by issuance of 2,850,000 shares and 459,770 shares of the Company’s common stock.
5(d).	The above professional expenses relate to the Restructuring and Share Exchange which occurred during the year and are non-recurring.

6.	Other Income

	Year ended December 31
	2008	2007	2006

Insurance compensation	$670,941	$641,157	$-
Interest income	1,468	5,473	23,821
Scrap sales	265,449	160,455	322,006
Other income	416,380	903,323	104,158

	$1,354,238	$1,710,408	$499,985

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

7.	Income taxes

The components of income before income taxes are:-

	Year ended December 31
	2008	2007	2006

Brazil	$3,903,035	$(2,360,083)	$-
Hong Kong	(3,104,057)	(1,148,746)	5,247,207
The British Virgin Islands	(3,583,171)	14,336,412	(1,720,880)
The United States	(2,067,236)	(482,683)	(1,506,191)
Elimination of the inter-group transaction	(282,181)	(172,451)	-

	$(5,133,610)	$10,172,449	$2,020,136

The components of the provision for income taxes are:-

	Year ended December 31
	2008	2007	2006
Current taxes
Hong Kong	$51,309	$155,011	$377,825

Deferred taxes
Hong Kong	38,173	(207,517)	577,767

	89,482	$(52,506)	$955,592

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the years ended December 31, 2008, 2007 and 2006. The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profit tax rate of 16.5% (2007: 17.5%)on the estimated assessable profits during the years.

The Company’s subsidiaries operating in Brazil is subject to profit tax rate of 34%. No provision for income tax in Brazil has been made as the Company had tax relief for the year ended December 31, 2008.

The effective income tax expenses differ from the statutory rate of 34% in the United States as follows:
	Year ended December 31
	2008	2007	2006

Provision for income tax at 34%	$1,327,031	$3,458,632	$686,846
Foreign tax rate differential	89,482	304,207	(280,690)
Increase in valuation allowance	-	966,540	512,105
Exemption in taxation	(1,327,031)	(4,874,381)	-
Others	-	92,496	37,331

Effective income tax expenses	$89,482	$(52,506)	$955,592

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

7.	Income taxes (cont’d)

Deferred tax (assets) liabilities as of December 31, 2008 and 2007 are composed of the following:

	As of December 31
	2008	2007

Hong Kong

Operating losses available for future periods	$-	$-
Temporary difference on accelerated tax depreciation on plant and equipment	2,396,706	2,305,728

The United Sates

Operating losses available for future periods	(2,740,553)	(482,683)
Valuation allowance	2,740,553	482,683

Deferred tax liabilities, net	$2,396,706	$2,305,728

Recognized in the balance sheet:
Net deferred tax assets	$-	$-
Net deferred tax liabilities	2,396,706	2,305,728

	$2,396,706	$2,305,728

The Company has a federal net operating loss carry forward of $2,740,553 (2007: $482,683) available to offset taxable income through to the year 2008. The Company recorded a deferred income tax asset for the tax effect of net operating loss carry forwards aggregating $2,740,553 (2007: $482,683), against which the Company has recorded a full valuation allowance in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period. At December 31, 2008, the effect of such limitation, if imposed, has not been determined.

At December 31, 2008, the Company also had a net operating loss carried forward of $38,224,904 (2007: $3,088,795) in Hong Kong that is available for offset against future profits for an unlimited period of time.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

8.	Earning per share

The Company’s common stock equivalents at December 31, 2008 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	3,740,577

32,250,924

The Company stock equivalents on issue during the period were anti-dilutive.

9.	Prepaid expenses and other receivables

	As of December 31
	2008	2007

Prepaid professional expenses	$714,285	$28,724
Other prepaid operating expenses	1,857,868	427,372
Rental and utility deposits	84,127	80,312
Other receivables for advancement	-	7,937
Blu-ray production facility deposit	1,997,285	-

	$4,653,565	$544,345

10.	Inventories

	As of December 31
	2008	2007

Raw materials	$1,270,204	$1,190,330
Work in progress	141,350	15,974
Finished goods	494,891	2,189,890

	$1,906,445	$3,396,194

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

11.	Plant and equipment

	As of December
	2008	2007
Costs
Production lines and equipment	$38,285,587	$38,034,178
Leasehold improvements	2,091,402	2,132,378
Furniture, fixtures and office equipment	212,399	221,393
Motor vehicles	255,615	260,550

	40,845,003	40,648,499

Accumulated depreciation
Production lines and equipment	11,286,382	8,666,845
Leasehold improvements	1,220,333	811,850
Furniture, fixtures and office equipment	74,776	50,662
Motor vehicles	52,819	25,474

	12,634,310	9,554,831

Net
Production lines and equipment	26,999,205	29,367,333
Leasehold improvements	871,069	1,320,528
Furniture, fixtures and office equipment	137,623	170,731
Motor vehicles	202,796	235,076

Plant and equipment, net	$28,210,693	$31,093,668

An analysis of production lines and equipment pledged to banks for banking facilities (note 13) granted to the Company is as follows:

	Pledge for banking facilities
	As of December 31
	2008	2007
Costs	$14,724,398	$14,724,398
Accumulated depreciation	(4,677,815)	(4,115,101)

Net	$10,046,583	$10,609,297

	Pledge for banking facilities
	As of December 31
	2008	2007
Depreciation for the year	$562,714	$1,569,309

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

11.	Plant and equipment (cont’d)

The components of depreciation charged are:

	Year ended December 31
	2008	2007	2006

Included in factory overheads	$1,925,717	$2,500,452	$1,596,636
Production lines and equipment

Included in operating expenses
Leasehold improvements	373,174	395,835	191,634
Furniture, fixtures and office equipment	30,799	29,900	21,300
Motor vehicles	54,596	34,490	10,959

	458,569	460,225	223,893

	$2,384,286	$2,960,677	$1,820,529

12.	Other payables and accrued liabilities

	As of December 31
	2008	2007
Customers deposits	$-	$-
Accrued professional fee	59,272	233,231
Staff costs payable	113,503	193,083
Other loan interest payable	258,465	165,057
Other accrued expenses for operations	746,245	1,081,097

	$1,177,485	$1,672,468

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

13.	Bank borrowings

	As of December 31
	2008	2007
Secured:
Bank overdrafts repayable on demand	$258,423	$194,423
Repayable within one year
Non-recurring bank loans	2,092,520	2,310,090
Other bank borrowings	3,114,366	3,665,280

	5,465,309	6,169,793
Repayable after one year
Non-recurring bank loans	-	2,092,949

	5,465,309	8,262,742

Unsecured:
Bank overdrafts repayable on demand
Repayable within one year
Other bank borrowings	-	592,760

	-	592,760

	$5,465,309	$8,855,502

As of December 31, 2008, the Company’s banking facilities are composed of the following:

		Amount
Facilities granted	Granted	Utilized	Unused

Letter of credit including:
- Outstanding letter of credit		$195,000
- Letter of credit under trust receipt		2,919,366
	5,128,205	3,114,366	2,013,839
Bank overdrafts	256,410	244,315	12,095
Non-recurring bank loans	2,092,520	2,092,520	-
Bank guarantee for utility deposit	153,846	153,846	-

	7,630,981	5,605,047	2,025,934

As of December 31, 2008, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over 17 DVDR discs production lines with carrying amounts of $10,046,583 (note 11);

(b)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary.

The interest rates of bank loans in ISTL and IML were at 1.75% and 1.5% over one month Hong Kong Interbank Offered Rate per annum respectively

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

14.	Other loans

The outstanding principal of the other loans are repayable as follows:

	As of December 31
	2008	2007

Year ending December 31
2008	$-	$5,065,639
2009	3,503,542	572,099
2010	7,191,948	145,324

Total	10,695,490	5,783,062
Current portion	(3,503,542)	(5,065,639)

Non-current portion	7,191,948	717,423

All the other loans are unsecured and have fixed repayment terms. The interest rate is Hong Kong Prime interest rate (the average effective rate is approximately 5.44% (2008) and 7.59% (2007) .

15.	Advance from a related party

Advance from a related party for working capital are as follows:

	As of December 31
	2008	2007

Prime Corporate Developments Ltd.	$929,751	$929,634

The above advance is interest-free, unsecured and the related party has undertaken not to demand repayment in the next twelve months.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

16.	License usage rights

	2008	2007
Cost of license usage rights	$2,092,809	$2,092,809
Less: Accumulated amortization	(564,334)	(282,154)

Land use rights, net	$1,528,475	$1,810,655

The Company obtained the Infoscience Holdings Limited during 2006.  In the process of acquisition, 2 license were obtained for the production of DVDR discs (“the Products”)

1.	License agreement granted from DVDR developer (intellectual property owner) to produce the Products
2.	The license for the manufacture of optical discs issued by the Customs and Excise Department of Hong Kong

Estimate usage right totally is 89 months.  At December 2008, the license will be expired in 65 months

Amortization expense for the years ended 2008 was $282,180 (2007:$282,154 & 2006: Nil).

The estimated aggregate amortization expenses for license usage right for the five succeeding years is as follows :-

Year

2009	$282,180
2010	282,180
2011	282,180
2012	282,180
2013	282,180

$1,410,900

17.	Commitments and contingencies

Operating leases commitments

The Company leases office and factory premises under various non-cancelable operating lease agreements that expire at 31 January 2012, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2008 are as follows:-

Year ending December 31
2009	$340,620
2010	349,216
2011	349,216
2012	29,101

Rental expense was $246,073, $214,899, and $169,221 during 2008, 2007 and 2006 respectively.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

17.	Commitments and contingencies

Capital commitments

At the balance sheet date, the Company Group has a contractual commitment in respect of the repayment of other loan of $5,000,000 (2007: Nil).

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

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

18.	Common Stock and Convertible Preferred Stock

	Common stock		Series A		Series B		Additional paid-in capital
	No. of		No. of		No. of	Amount
	Shares	Amount	Shares	Amount	Shares
Balance, January 1, 2006	10,119,040	$1	-	$-	-	$-	$619,877

Issuance of Infosmart’s common stock prior to exchange transaction on August 11, 2006	-	999	-	-	-	-	-
Issuance of Series A shares on August 16, 2006 for the exchange of:
- 1,000 shares of Infosmart’s common stock held by Original Infosmart Shareholders	-	-	944,445	-	-	-	(21,336)

- 58.82352 shares of Infosmart’s common stock held by HIG	-	-	55,555	-	-	-	1,431,993

Issuance of common stock for the completion of the Restructuring and Share Exchange:
on August 16, 2006
- finders fee	2,850,000	627,000	-	-	-	-	-
- legal advise fee	459,770	120,000	-	-	-	-	-
Issuance of Series B shares with detachable warrants on August 16, 2006	-	-	-	-	1,092,857	3,738,827	5,443,330
Issuance of Placement Agent warrants on various dates	-	-	-	-	-	(644,800)	644,800
Conversion of Series A to common stock on October 12, 2006	116,721,360	-	(1,000,000)	-	-	-	-
Conversion of Series B to common stock on various date	4,851,256	512,101	-	-	(180,883)	(512,101)	-
Issuance of common stock for the exercise of warrants	800,000	260,800	-	-	-	-	-

Balance, December 31, 2006	135,801,426	$1,520,901	-	$-	911,974	$2,581,926	$8,118,664

Conversion of Series B to common stock on various date	8,447,282	$891,704	-	-	(314,963)	(891,704)	-

Balance, December 31, 2007	144,248,708	$2,412,605	-	$-	597,011	$1,690,222	$8,118,664

Issuance of common stock	1,300,000	$455,000	-	-	-	-	-
Conversion of Series B to common stock on various date	16,011,812	$1,690,222	-	-	(597,011)	(1,690,222)	-

Balance, December 31, 2008	161,560,520	$4,557,827	-	$-	-	$-	$8,118,664

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
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

All shares of Series B Convertible Preferred Stock outstanding on  August 16, 2008 were automatically converted at the then Conversion Price.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
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

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in employment in Hong Kong.  Contributions are made by the Company operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of $128.20 (equivalent of HK$1,000).  The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65.  The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan.

The assets of the schemes are controlled by trustees and held separately from those of the Company. The Company fully complied the contribution requirement and total pension cost was $42,552, $65,959 and $77,885 for the years ended December 31, 2008, 2007 and 2006 respectively.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

20.	Segment Information

The Company is engaged in the manufacture and distribution of DVDR discs and CDR. The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar. Information for the products of DVDR and CDR is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Flash drive and memory card			DVDR and Related Products			CDR			Blu-ray
	Year ended December 31			Year ended December 31			Year ended December 31			Year ended December 31
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Revenue from external customers	$650,962	$38,073,558	$-	$32,179,157	$63,811,547	$25,622,351	$2,275,466	$3,084,795	$1,480,090	$1,810,000	$-	$-
Segment profit/(loss)	(1,020,022)	(7,661,647)	-	(5,400,670)	17,919,622	4,512,839	392,082	(16,988)	260,687	915,000	-	-
Segment assets	282,331	28,179,194	-	42,768,465	46,145,703	42,584,004	396,008	2,283,134	2,137,501	1,810,000	-	-

	Total
	Year ended December 31
	2008	2007	2006
Revenue from external customers	$36,915,585	$104,969,900	$27,102,441
Segment profit/(loss)	(5,113,610)	10,240,987	4,773,526
Segment assets	45,256,804	76,608,031	44,721,505

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.
	Year ended December 31
	2008	2007	2006

Total consolidated revenue	$36,915,585	$104,969,900	$27,102,441

Total profit / (loss) for reportable segments	$(5,133,610)	$10,240,986	$4,773,526

Unallocated amounts relating to operations:
Professional expenses related to Restructuring and
Share Exchange	-	-	(2,753,390)

Income / (loss) before taxes	$(5,133,610)	$10,240,986	$2,020,136

	As of December 31
	2008	2007
Assets
Total assets for reportable segments	$45,256,804	$76,608,031

Other than the production lines and equipment with carrying amount of $13,473,826 (2007: $11,947,265) and the construction in progress located in Brazil, all of the Company’s long-lived assets are located in Hong Kong. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows:

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, and 2006
(Stated in US Dollars)

20.	Segment Information (cont’d)

	Year ended December 31
	2008	2007	2006

Argentina	$631,795	$204,637	$74,039
Australia	659,065	15,848,368	5,841,997
Beliez	717,173	0	0
Brazil	16,367,070	33,090,824	6,870,908
Chile	10,000	2,145	521,747
Czech Republic	-	20,573	413,237
China	16,320,728	51,399,473	4,264,994
Philippines	580,981	-	-
Romania	166,844	-	-
South Africa	60,092	156,060	-
Taiwan	654,848	177,786	19,954
Thailand	42,763	491,417	398,691
Turkey	-	216,380	-
United Kingdom	-	165,210	4,770,317
United States	704,226	2,000,064	1,583,684
Singapore	-	17,814	1,213,742
Other countries	0	1,179,149	1,129,131

Total	$36,915,585	$104,969,900	$27,102,441

21.	Comparative amounts

Certain amounts included in prior years’ consolidated statement of operations have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

ITEM 9. CHANGES in and DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the year ended December 31, 2008 that were not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Parker Seto	41	Chief Executive Officer and President	8/21/07
Po Nei Sze	36	Chief Financial Officer, Treasurer, Secretary and Director	8/16/06
Andrew Chung Yuen Chang	39	Chairman of the Board of Directors	8/16/06
Simon Lee	40	Director	3/16/07
Wai Chuen Leung	43	Director	7/4/07
Joseph Chang	45	Director	6/4/07
Chi-Man Lam	43	Director	8/9/07
Chen Chiu Ju	42	Director	10/10/08

Business Experience Descriptions – 5 years bus exp and other directorships of directors

Parker Seto – Chief Executive Officer and President. Mr. Seto has served as our Chief Executive Officer and President since August 21, 2007. Mr. Seto served as a director of the Company from March 16, 2007 until his resignation on August 9, 2007. He has extensive experience in initial public offerings and auditing public companies and provides financial advisory services. Concurrent to his position with the Company and since 2002, Mr. Seto is an advisor to several mid-sized businesses in Hong Kong and mainland China for general business management consultation. From 2005 to June 2007, Mr. Seto was Managing Director of WestPark Capital, Inc. Mr. Seto currently serves as a director of New Fiber Technology Cloth Inc. since March 2008.  He graduated from the Chinese University of Hong Kong in Professional Accountancy stream with a Bachelor of Business Administration (Honour) in 1990. Mr. Seto is a Member of the American Institute of Certified Public Accountants, Fellow Member of the Association of Chartered Certified Accountants in United Kingdom, and member of the Hong Kong Institute of Certified Public Accountants.

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

Chen Chia Ju – Director.  Mr. Chen is served as Vice President for Chian-Lan Assets Management Ltd in Taiwan since July 2006.  He is also the head of HK branch in Chian-Lan. He has profound IPO/SPO knowledge and experience in Taiwan, HK and China equity/ investments market with numerous successful projects .  He is also the expert in corporate finance, internal control and auditing procedure. He was head of auditing team for Kan Wei Chong Sing CPA firm from July 1994 to July 1997. He was also in charge of underwriting business for Shen-He security firm from August 1997 to February 2000. He has helped five companies to go for IPO/SPO in Taiwan from March 2000 to June 2006. Mr. Chen graduated from Chung-Hwa University with a Bachelor's degree in Finance Management.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2008, beneficial owners complied with Section 16(a) filing requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended December 31, 2008 and December 31, 2007. The following table summarizes all compensation for fiscal year 2008 received by our Chief Executive Officer, Chief Financial Officer, our two most highly compensated executive officers who earned more than $100,000 in fiscal year 2008, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of fiscal year 2008.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp-ensa tion ($)	Total ($)

Parker Seto, CEO and President	2008	$127,692	-	-	-	-	-	-	$127,692
	2007	66,200	-	-	-	-	-	-	66,200

Po Nei Sze, CFO, Treasurer, Secretary, and Director	2008	155,212	-	-	-	-	-	-	155,212
	2007	137,987	-	-	-	-	-	2,000	139,987

Outstanding Equity Awards at Fiscal Year-End

           There are no outstanding equity awards for any of our named executive officers outstanding as of December 31, 2008.

Grants of Plan-Based Awards to Executive Officers in 2008

No plan-based awards were granted to our named executive officers in fiscal year 2008.

Option Exercises and Stock Vesting

There were no exercises of stock options, SARS, or similar instruments, or vesting of stock during fiscal year 2008 for each of our named executive officers.

Pension Benefits

None of our named executive officers participates in any pension benefit plan adopted by the Company.

Nonqualified Deferred Compensation Plans

None of our named executive officers participates in any nonqualified deferred compensation plan adopted by the Company.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2008.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andrew Chang	$59,615	-	-	-	-	-	$59,615

Po Nei Sze (1)	-	-	-	-	-	-	-

Simon Lee	12,819	-	-	-	-	-	12,819

Wai Chuen Leung	12,307	-	-	-	-	-	12,307

Joseph Chang	26,923	-	-	-	-	-	26,923

Chi-Man Lam	12,307	-	-	-	-	-	12,307

Chen Chia Ju	3,639	-	-	-	-	-	3,639

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2008, the members of our Compensation Committee were Simon Lee, Joseph Chang, and Chi-Man Lam (Chairman).  None of the members of our Compensation Committee are executive officers of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plans or arrangements.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 30, 2009 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Parker Seto	0	*
Po Nei Sze (3)	51,451,826	31.85%
Andrew Chung Yuen Chang	9,483,727	5.87%
Chung Kwok	16,189,400	10.02%
Simon Lee	0	*
Wai Chuen Leung	0	*
Joseph Chang	0	*
Chi-Man Lam	0	*
Chen Chia Ju	0	*
Prime Corporate Developments Limited (3)	51,451,826	31.85%
Cede & Co (4)	35,736,195	22.12%
Lui Sau Wan (5)	20,757,376	12.85%
All Officers and Directors as a group (8 persons)	88,043,419	59.7%

* Less than 1%.

(1)	Unless otherwise indicated, the address of the beneficial owner will be c/o Infosmart Group Limited, 5th Floor, QPL Industrial Building, 126-140 Texaco Road, Tsuen Wan, Hong Kong.

(2)
Applicable percentages are based on 161,560,520 shares of common stock outstanding on March 31, 2009, adjusted as required by rules promulgated by the SEC. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)	Ms. Po Nei Sze is the sole owner of Prime Corporate and exercises sole voting and investment control over such shares.
(4)	The address for this shareholder is PO Box 20 Bowling Green Stn New York NY 10274.
(5)	The address for this shareholder is No. 188, Victoria Road, Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There were no transactions since the beginning of our last fiscal year, or any proposed transaction, in which we were a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or direct material interest.

Director Independence

Five of our directors – Simon Lee, Wai Chuen Leung, Joseph Chang, Chi-Man Lam, Chen Chiu Ju — are independent directors as that term is defined under AMEX Rules and Regulations.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our current independent auditors, Parker Randall CF (H.K.) CPA Limited*, and our former independent auditors, PKF Hong Kong, in each of the last two fiscal years, in each of the following categories are:

	2008	2007	*
Audit fees	$63,680	$73,630
Audit- related fees	32,564	10,000
Tax fees	—	17,085
All other fees	—	—
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

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

A list of the financial statements of the Company filed as part of this Report can be found above in Part II, Item 8.

Exhibit Number	Description

23.1	Consent of Parker Randall CF (H.K.) CPA Limited *

23.2	Consent of Parker Randall CF (H.K.) CPA Limited *

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSMART GROUP, INC.

Dated: April 30, 2009	By:	/s/ Parker Seto
Parker Seto, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date
/s/ Parker Seto Parker Seto	Chief Executive Officer, President	April 30, 2009

/s/ Po Nei Sze Po Nei Sze	Chief Financial Officer, Treasurer, Secretary, Director	April 30, 2009

/s/ Andrew Chung Yuen Chang Andrew Chung Yuen Chang	Chairman of the Board of Directors	April 30, 2009

/s/ Simon Lee Simon Lee	Director	April 30, 2009

/s/ Wai Chuen Leung Wai Chuen Leung	Director	April 30, 2009

/s/ Joseph Chang Joseph Chang	Director	April 30, 2009

/s/ Chi-Man Lam Chi-Man Lam	Director	April 30, 2009

/s/ Chen Chia Ju Chen Chia Ju	Director	April 30, 2009