Form 10-Q
period 2009-03-31
Infosmart Group, Inc.
filed 2009-05-20
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐        No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

Number of shares of common stock outstanding as of March 31, 2009: 161,560,520

     TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED MARCH 31, 2009

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations	F-2
	Condensed Consolidated Balance Sheets	F-3 – F-4
	Condensed Consolidated Statements of Cash Flows	F-5 – F-6
	Notes to Condensed Consolidated Financial Statements	F-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Other Information	19
Item 3.	Exhibits	20
Signatures		22
Exhibits

 PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Infosmart Group Inc.

Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
(Stated in US Dollars)

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Index to financial statements

Page
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Balance Sheets	F-3 – F-4
Condensed Consolidated Statements of Cash Flows	F-5 – F-6
Notes to Condensed Consolidated Financial Statements	F-7

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2009	2008

Net sales	$6,896,490	$7,560,447

Cost of sales	(6,263,981)	(6,498,617)

Gross profit	632,509	1,061,830

Administrative expenses	(898,829)	(780,224)

Selling and distributing costs	(178,918)	(72,867)

Income / (Loss) from operations	(445,238)	208,739

Other income	19,726	813,960

Interest expenses	(383,422)	(138,407)

Income / (Loss) before income taxes	(808,934)	884,292

Income taxes - note 4	(476,484)	(51,309)

Net income / (loss)	(1,285,418)	832,983

Non-controlling interest	28,123	(4,963)

Net income / (loss) before dividend	(1,257,295)	828,020

Series B preferred dividend	-	(79,345)

Net income / (loss) applicable to common shareholders	(1,257,295)	748,675

Earning / (loss) per share - note 9

- basic	$(0.01)	$0.01

- dilutive	$(0.01)	$0.01

Weighted average shares outstanding

- basic	161,560,520	142,175,630

- dilutive	166,517,522	176,116,942

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Unaudited)
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$348,687	$449,089

Trade receivables	6,337,346	7,628,529
Prepaid expenses and other receivables	4,732,040	4,653,565
Prepaid tax	1,636,985	880,008
Inventories (net of allowance for doubtful accounts of $Nil for 2009 AND 2008) - note 6	2,004,059	1,906,445
Advance to a related party	571,416	-

Total current assets	15,630,533	15,517,636
Deferred tax assets - note 4	-	-
Plant and equipment, net - note 7	28,980,867	28,210,693
Intangible assets	1,457,930	1,528,475

TOTAL ASSETS	$46,069,330	$45,256,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$4,828,736	$4,613,815
Other payables and accrued liabilities	1,393,273	1,177,485
Income tax payable	816,398	242,862
Current portion of bank borrowings - note 8	3,288,269	5,465,309
Finance lease payable	7,479	11,373
Current portion of other loans	4,359,892	3,503,542

Total current liabilities	14,694,047	15,014,386
Non-current portion of bank borrowings - note 8	-	-
Non-current portion of other loans	7,191,948	7,191,948
Advance from a related party	2,528,090	929,751
Deferred tax liabilities - note 4	2,396,706	2,396,706

TOTAL LIABILITIES	$26,810,791	$25,532,791

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
COMMITMENTS AND CONTINGENCIES – note 10

STOCKHOLDERS’ EQUITY
Common stock: No par value – note 11
Authorized: 300,000,000 shares; Issued and outstanding:
2009 – 161,560,520 shares and 2008 – 161,560,520 shares	4,557,827	4,557,827
Additional paid-in-capital – note 11	8,118,664	8,118,664
Accumulated other comprehensive income	(3,480,094)	(4,322,676)
Retained earnings	10,046,305	11,303,600

TOTAL STOCKHOLDERS’ EQUITY	19,242,702	19,657,415

Non-controlling interest	15,837	66,598

	19,258,539	19,724,013

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,069,330	$45,256,804

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

	THREE MONTHS ENDED MARCH 31,
	2009	2008

Cash flows from operating activities
Net income / (loss)	$(1,285,418)	$832,983
Adjustments to reconcile net income / (loss) to net cash flows provided by operating activities:
Depreciation	825,720	420,811
Deferred income taxes	476,484	51,309
Amortization of license usage right	70,545	70,545
Changes in operating assets and liabilities:
Trade receivables	1,291,183	18,424,967
Prepaid expenses and other receivables	(78,475)	276,163
Inventories	(97,614)	229,941
Trade payables	214,921	(19,987,419)
Income Tax payable	573,536	(38,527)
Other payables and accrued liabilities	215,788	(854,043)

Net cash flows provided by / (used in) operating activities	2,206,670	(573,270)

Cash flows from investing activities
Payment for acquisition of fixed assets	(1,027,091)	(57,570)

Net cash flows used in investing activities	(1,027,091)	(57,570)

Cash flows from financing activities
Dividend paid	-	(79,345)
Issuance of common stock	-	15,255
Proceeds from other bank loans	-	404,423
Repayment of non-recurring bank loans	(553,472)	(689,584)
Repayment of other bank loans	(1,619,000)	-
Proceeds from other loans	856,350	132,917
Repayment of other loans	-	(24,908)
Decrease in bank overdrafts	(4,568)	(88,457)

Net cash flows used in financing activities	(1,320,690)	(329,699)

Effect of foreign currency translation on cash and cash equivalents	40,709	251,794

Net (decrease) / increase in cash and cash equivalents	(100,402)	(708,745)

Cash and cash equivalents, beginning of period	449,089	1,023,440

Cash and cash equivalents, end of period	$348,687	$314,695

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2009	2008

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$374,170	$136,964
Income taxes	38,994	100,040

Non-cash investing and financing activities:
Conversion of Series B Shares to common stock	$-	$235,001

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes included in the 2008 annual report filed with the Securities and Exchange Commission.

2.	Descriptions of business

The company is in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) media and recordable compact discs (“CDR”). The company currently manufactures DVDRs as well as CDRs, and has been developing its DVD-R manufacturing basis in both Hong Kong and Brazil to capture the worldwide market.  As the “war” between high density format DVDR (“HD-DVD”) and Blu-ray DVD formats has ended with the Blu-ray DVD format surviving in the marketplace to become the latest format of DVD recordable media, the company has a new perspective in business development in the world market for the next 5 years.  The company has acquired the first set of Blu-ray DVD replication systems in the China/Hong Kong region and will devote more resources to developing the market for Blu-ray DVD replication systems.  The company has customers in Western Europe, Australia, China and South America.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

As of March 31, 2009, the particulars of the subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued capital

Infosmart Group Limited	British Virgin Islands	March 23, 2005	100%	US$1,427,794
Infoscience Media Global Limited	British Virgin Islands	May 17, 2007	100%	US$1
Portabello Global Limited	British Virgin Islands	March 21, 2007	100%	US$1
Info Smart International Enterprises Limited	Hong Kong	September 26, 2003	100%	US$25.65 (HK$ 200)
Info Smart Technology Limited	Hong Kong	December 14, 2001	100%	US$618,075 (HK$4,820,000)
Infoscience Media Limited	Hong Kong	September 10, 2004	1000%	US$1,282 (HK$10,000)
Infoscience Holdings Limited	Hong Kong	February 23, 2004	100%	US$13 (HK$100)
Manwin International Limited	Hong Kong	April 11, 2008	50%	US$0.24 (HK$2)
Discobras Industria E Comercio De Electro Electronica Ltda	Brazil	March 2006	99.42%	US$7,977,072

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

For the development of the market in Blu-ray, the Company entered into an agreement on April 11, 2008 with independent third parties for setting up a subsidiary, Manwin International Limited (“Manwin”) in Hong Kong. Manwin has a  capital of $0.24 (equivalent to HK$2) and 50% or US$0.12 (equivalent to HK$1) (“Investment Cost”) of which has been subscribed by the Company. The non-controlling interests have been recognized in the accompanying financial statements

Use of estimates

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

The exchange rates in effect at March 31, 2009 and 2008 were HK$1 for $0.1290 and $0.1285 US dollars and Real$1 for $0.4464 and $0.5733 US dollars respectively. The average exchange rates for 2009 and 2008 were HK$1 for $0.1286 and $0.1284 US dollars and Real$1 for $0.5160 and $0.5296 US dollars respectively. There is no significant fluctuation in exchange rate for the conversion between Real dollars, HK dollars and US dollars after the balance sheet date.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

The Company’s common stock equivalents at March 31, 2009 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	3,740,577

32,250,924

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

4.           Income taxes

The components of the provision for income taxes in Hong Kong are:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Current taxes	4,897	103,627
Deferred taxes	471,587	(52,318)

	476,484	51,309

The Company is subject to income tax in the United States.  No provision for income tax in the United States has been made as the Company had no taxable income for the three months and THREE MONTHS ENDED MARCH 31, 2009 AND 2008.  The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profits tax rate of 17.5% on the estimated assessable profits during the periods.

Deferred tax (assets) liabilities as of March 31, 2009 and December 31, 2008 are composed of the following:
	As of
	March 31,	December 31,
	2008	2008
	(Unaudited)	(Audited)
Hong Kong
Operating losses available for future periods		-
Temporary difference on accelerated tax
depreciation on plant and equipment	2,396,706	2,396,706

The United States
Operating losses available for future periods	(2,954,719)	(2,740,553)
Valuation allowance	2,954,719	2,740,553

Deferred tax liabilities, net	$2,396,706	$2,396,706

Recognized in the balance sheet:
Net deferred tax assets	-	-
Net deferred tax liabilities	2,396,706	2,396,706

	$2,396,706	$2,396,706

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

5.           Comprehensive income

	THREE MONTHS ENDED MARCH 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net income / (loss) applicable to common shareholders	$(1,257,295)	$748,675
Foreign currency translation adjustments	842,582	5,681

Total comprehensive income	$(414,713)	$754,356

6.           Inventories

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$663,712	$1,270,204
Work in progress	125,532	141,350
Finished goods	1,214,815	494,891

	$2,004,059	$1,906,445

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

7.           Plant and equipment

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Costs
Production lines and equipment	$39,868,960	$38,285,587
Leasehold improvements	2,094,066	2,091,402
Furniture, fixtures and office equipment	218,038	212,399
Motor vehicles	259,902	255,615

	42,440,966	40,845,003

Accumulated depreciation
Production lines and equipment	11,985,521	11,286,382
Leasehold improvements	1,324,939	1,220,333
Furniture, fixtures and office equipment	83,839	74,776
Motor vehicles	65,800	52,819

	13,460,099	12,634,310

Net
Production lines and equipment	27,883,439	26,999,205
Leasehold improvements	769,127	871,069
Furniture, fixtures and office equipment	134,199	137,623
Motor vehicles	194,102	202,796

	$28,980,867	$28,210,693

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

7.           Plant and equipment (cont’d)

An analysis of production lines and equipment pledged to banks for banking facilities (note 8(a)) granted to the Company is as follows:

	Pledged for banking facilities
	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Costs	$14,724,398	$14,724,398
Accumulated depreciation	(4,935,492)	(4,677,815)

Net	$9,788,906	$10,046,583

	THREE MONTHS ENDED MARCH 31,
	2009	2008
	(Unaudited)	(Unaudited)

Depreciation for the period	$257,677	$235,237

The components of depreciation charged are:

	THREE MONTHS ENDED MARCH 31,
	2009	2008
	(Unaudited)	(Unaudited)

Included in factory overheads
Production lines and equipment	$701,892	$356,958

Included in operating expenses
Leasehold improvements	103,628	44,584
Furniture, fixtures and office equipment	8,210	6,224
Motor vehicles	11,990	13,045

	123,828	63,853

	$825,720	$420,811

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

8.           Bank borrowings

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Secured:
Bank overdrafts repayable on demand	$253,855	$258,423
Repayable within one year
Non-recurring bank loans	1,539,048	2,092,520
Other bank borrowings	1,495,366	3,114,366

	$3,288,269	$5,465,309

The above banking borrowings were secured by the following:-

(a)	first fixed legal charge over 17 DVDR production lines with carrying amounts of $9,788,906 (note 7); and

(b)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

9.           Earnings per share

The Company’s potentially dilutive securities at March 31, 2009 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	3,740,577

32,250,924

10.           Commitments and contingences

Operating leases commitments

The company leases office and factory premises under various non-cancelable operating lease agreements that expire at 31 January 2012, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements payable as of March 31, 2009 are as follows:

Period ending March 31
2010	349,216
2011	349,216
2012	291,013

Continuance of operations

These financial statements have been prepared on a going concern basis. The Company has working capital surplus of $936,486 at March 31, 2009 as compared with a surplus of $503,250 in December 31, 2008.

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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

10.           Commitments and contingences (Cont’d)

Contingencies

From time to time, the Company is subject to legal claims and legal proceedings that arise in the ordinary course of our business. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation. Management is not currently aware of any pending legal proceedings against Infosmart Group.

11.           Common stock and convertible preferred stock

	Common stock		Additional
	No. of		paid-in
	shares	Amount	Capital

Balance, January 1, 2009 and March 31, 2009	161,560,520	$4,557,827	$8,118,664

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

The assets of the schemes are controlled by trustees and held separately from those of the Company.  The Company fully complied the contribution requirement and total pension cost was $19,250 and $25,740 for the three months ended March 31, 2009 AND 2008 respectively.

13.          Segment Information

The Company is engaged in the manufacture and distribution of DVDR, CDR and non-diskette storage media (Flash card and Micro SD).  The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar.  Information for the DVDR, CDR products, flash drive , memory card  and blu-ray are disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:-

	Flash drive and memory card		DVDR and Related Products		CDR		Blu-ray

	Three months ended March 31		Three months ended March 31		Three months ended March 31		Three months ended March 31
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$-	$182,500	$6,311,480	$5,652,182	$510,844	$1,725,765	$74,166	$-
Segment profit / (loss)	$-	$60,919	$(846,125)	629,924	$86,843	193,449	$(49,652)	$-

	As of		As of		As of		As of
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$-	$282,331	$43,976,700	$42,768,465	$510,844	$396,008	$1,581,786	$1,810,000

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

Segment Information (continued)

	Total

	Three months ended March 31
	2009	2008
	(Unaudited)	(Unaudited)

Revenue from external customers	$6,896,490	$7,560,447
Segment profit / (loss)	$(808,934)	$884,292

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Segment assets	$46,069,330	$45,256,804

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

13.         Segment Information (cont’d)

Other than the production lines and equipment located in Brazil, which have carrying amounts of $13,473,826 respectively (March 31, 2008: production lines and equipment of $11,722,445), all of the Company’s long-lived assets are located in Hong Kong. Geographic information about net sales, which are classified based on location of the customers, is set out as follows:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Argentina	-	149,024
Australia	-	129,147
Brazil	4,152,479	3,865,537
China and Hong Kong	2,530,206	2,865,174
Philippine	62,869	180,684
South America	-	30,046
Thailand	-	39,739
United States	-	255,816
Other countries	150,936	45,280

Total	6,896,490	7,560,447

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

Non-controlling Interests. For the development of the market in Brazil, the Company entered into an agreement on March 20, 2006 with two independent third parties for setting up a subsidiary, Discobrás, in Brazil. Discobrás has a social capital of $8,046,281 (equivalent to R$17,385,600),of which 99.42% or $8,000,000 (equivalent to R$17,285,600) (“Investment Cost”) has been subscribed by the Company. As of September 30, 2007, neither one of the two independent third parties had fully satisfied their required capital contribution by any means. The minority interests have been recognized in the accompanying financial statements.  For the development of the market in Blu-ray, the Company entered into an agreement on April 11, 2008 with independent third parties for setting up a subsidiary, Manwin International Limited (“Manwin”) in Hong Kong. Manwin has a capital of $0.24 (equivalent to HK$2) and 50% or US$0.12 (equivalent to HK$1) (“Investment Cost”) of which has been subscribed by the Company. The minority interests have been recognized in the accompanying financial statements.

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

The Company's common stock equivalents at March 31, 2009 include the following:

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

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Net Sales. For the three months ended March 31, 2009, net sales decreased relative to the three months ended March 31, 2008, from $7,560,447 to $6,896,490. The decrease in net sales is a decrease specifically in the sale of DVDRs in Hong Kong, which resulted from our policy of geographical diversification and our shift of focus from the lower margin Hong Kong markets to higher margin markets such as Asia and Brazil.  Market trends show a growth slower than our expectation for the new Blu-ray discs and a lower demand for DVDR discs.

Cost of Sales. Cost of sales decreased from $6,498,617, or approximately 86% of net sales for the three months ended March 31, 2008, to $6,263,981, or approximately 90% of net sales for the three months ended March 31, 2009. The decrease in cost of sales is primarily due to a corresponding decrease in sales

Gross Profit. Gross profit decreased approximately 40% from $1,061,830 for the three months ended March 31, 2008 to $632,509 for the three months ended March 31, 2009. This decrease in gross profit was primarily due to the decrease in net sales.

Selling and Distribution Costs. For the three months ended March 31, 2009, selling and distribution costs increased approximately 145% from $72,867 to $178,918 relative to the three months ended March 31, 2008. The increase was due to our promotion in blu-ray business.

Administrative Expenses. Administrative expenses included depreciation and amortization charges, and was $898,829 and $780,224 for the three months ended March 31, 2009 AND 2008, respectively. This increase in administrative expenses was due to our expansion in the administrative operation for the coming Blu-ray business and higher interest for the financing arrangement.

Net Income. Net income decreased approximately 268% from $748,675 for the three months ended March 31, 2008 to net loss of $1,257,295 for the three months ended March 31, 2009. This is due to the decrease in net sales and increased administrative expenses.

Liquidity and Capital Resources

Three Months
Ended March 31,	2009	2008	Change

Net cash (used in) provided by operating activities	$2,206,670	$(883,234)	$3,089,904

Net cash (used in) investing activities	(1,027,091)	(368,097)	(658,994)

Net cash (used in) provided by financing activities	(1,320,690)	1,540,080	(2,860,770)

Net cash provided by operating activities was $2,206,670 for the three months ended March 31, 2009 and Net cash used in operating activities was $883,234 for the three months ended March 31, 2008. The increase in our net provided by operating activities was mainly due to the decrease of our trade receivables and the increase in trade payables.

Net cash used in investing activities was $1,027,091 for the three months ended March 31, 2009and $368,097 for the three months ended March 31, 2008. The increase in net cash used in investing activities is mainly related to an increase in acquisitions of plant and equipment including the blu-ray machine.

Net cash used in financing activities was $1,320,690 for the three months ended March 31, 2009 and net cash provided by financing activities of $1,540,080 for the three months ended March 31, 2008. The increase in our net cash provided by financing activities was mainly due to the proceeds from other loan and repayment of bank loan.

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

The following tables summarize our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$3,288	$3,288	$—	$—	$—
Other Indebtedness	11,551	5,359	6,192	—	—
Operating Leases	989	349	640	—	—
Total Contractual Obligations:	$15,828	$8,996	$6,832	$—	$—

Bank indebtedness consists of secured and unsecured borrowings from our banking facilities arrangements including letters of credit, bank overdrafts, and non-recurring bank loans.

Other indebtedness consists of loans and debt financing from independent third parties for working capital and the acquisition of DVDR production lines and equipment.

Operating leases amounts include a lease for factory premises under non-cancelable operating lease agreement that expires in year 2012, with an option to renew the lease. The lease is on a fixed repayment basis and does not include contingent rentals.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

W are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Our products may contain undetected and unexpected defects, errors, or failures. If these product defects are substantial, the results could be product recalls, an increased amount of product returns, loss of market acceptance, and damage to our reputation, all of which could increase our costs and cause us to lose sales. We do not carry general commercial liability insurance covering our products. In addition, we are preparing to launch production of Blu-Ray format DVDRs in Quarter 4 of 2008. HD and Blu-Ray format DVDR production will require us to master new production techniques and modify existing or purchase new machinery and equipment. It is possible that we may fail to achieve mastery of these new techniques and production yields could suffer as a result. In early June 2008, we successfully installed the first set of new machinery that can produce Blu-Ray format DVDR in our Hong Kong factory. We are now proceeding with the testing phase by producing sample orders and grasping the new techniques gradually in order to build up high quality control and cost-effectiveness to develop effective operations before proceeding with mass production of Blu-Ray format DVDR discs.

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

Brazil has in the past experienced extremely high rates of inflation, with annual rates of inflation reaching as high as 2,567% in 1993 (as measured by the Índice Geral de Preços do Mercado published by Fundação Getúlio Vargas, or IGP-M Index). More recently, Brazil’s rates of inflation were 10.4% in 2001, 25.3% in 2002, 8.7% in 2003, 12.4% in 2004, 1.2% in 2005, 3.8% in 2006, 3.5% in 2007 and 5.17% in 2008 (as measured by the IGP-M Index). Inflation, governmental measures to combat inflation, and public speculation about possible future actions have in the past had significant negative effects on the Brazilian economy and have contributed to economic uncertainty in Brazil. If Brazil experiences substantial inflation in the future, our costs may increase and our operating and net margins may decrease. Inflationary pressures may also lead to further government intervention in the economy, which could involve the introduction of government policies that may adversely affect the overall performance of the Brazilian economy.

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

Our management team have broad discretion as to the allocation and timing of the use of funds from our commercial secured loan transaction that closed in April 2008 and may spend these proceeds in ways with which our shareholders may not agree. The failure of our management to apply these funds effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

ITEM 6. EXHIBITS and Reports on Form 8-K.

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

(b)         Reports of Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSMART GROUP, INC.

Dated: May 18, 2009	By:	/s/ Parker Seto
Parker Seto, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Parker Seto	Chief Executive Officer, President	May 18, 2009
Parker Seto

/s/ Po Nei Sze	Chief Financial Officer, Treasurer, Secretary, Director	May 18, 2009
Po Nei Sze

/s/ Andrew Chung Yuen Chang	Chairman of the Board of Directors	May 18, 2009
Andrew Chung Yuen Chang

/s/ Simon Lee	Director	May 18, 2009
Simon Lee

/s/ Wai Chuen Leung	Director	May 18, 2009
Wai Chuen Leung

/s/ Joseph Chang	Director	May 18, 2009
Joseph Chang

/s/ Chi-Man Lam	Director	May 18, 2009
Chi-Man Lam

/s/ Chen Chia Ju	Director	May 18, 2009
Chen Chia Ju