Form 10-Q
period 2009-06-30
Infosmart Group, Inc.
filed 2009-08-18
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-Q

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-15643

INFOSMART GROUP, INC.
 (Exact name of registrant as specified in its charter)

California	95-4597370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5th Floor, Texaco Centre, 126-140 Texaco Road, Tsuen Wan, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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

Yes ☐        No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

Number of shares of common stock outstanding as of June 30, 2009: 161,560,520

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED JUNE 30, 2009

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations	F-2
	Condensed Consolidated Balance Sheets	F-3 – F-4
	Condensed Consolidated Statements of Cash Flows	F-5 – F-6
	Notes to Condensed Consolidated Financial Statements	F-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Other Information	19
Item 3.	Exhibits	19
Signatures		22
Exhibits

 PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Infosmart Group Inc.

Condensed Consolidated Financial Statements
For the six months ended June 30, 2009 and 2008
(Stated in US Dollars)

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Index to financial statements

Page
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Balance Sheets	F-3 – F-4
Condensed Consolidated Statements of Cash Flows	F-5 – F-6
Notes to Condensed Consolidated Financial Statements	F-7

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net sales	$7,315,422	$6,768,637	$14,211,912	$14,329,084

Cost of sales	(4,706,257)	(5,025,074)	(10,970,238)	(11,523,691)

Gross profit	2,609,165	1,743,563	3,241,674	2,805,393

Administrative expenses	(1,458,889)	(1,504,181)	(2,357,718)	(2,284,405)

Selling and distributing costs	(138,433)	(102,835)	(317,351)	(175,702)

Income / (Loss) from operations	1,011,843	136,547	566,605	345,286

Other income	18,156	153,578	37,882	967,538

Interest expenses	(393,844)	(296,665)	(777,266)	(435,072)

Income / (Loss) before income taxes	636,155	(6,540)	(172,779)	877,752

Income taxes - note 4	471,587	-	(4,897)	(51,309)

Net income / (loss)	1,107,742	(6,540)	(177,676)	826,443

Non-controlling interest	2,753	(10,821)	30,876	(15,784)

Net income / (loss) before dividend	1,110,495	(17,361)	(146,800)	810,659

Series B preferred dividend	-	(73,363)	-	(152,708)

Net income / (loss) applicable to common shareholders	1,110,495	(90,724)	(146,800)	657,951

Earning / (loss) per share - note 9

- basic	$0.01	$(0.01)	$(0.01)	$0.01

- dilutive	$0.01	$(0.01)	$(0.01)	$0.01

Weighted average shares outstanding

- basic	161,560,520	142,354,557	161,560,520	142,354557

- dilutive	209,624,837	165,190,311	209,624,837	165,190,311

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Unaudited)
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$143,151	$449,089
Trade receivables	5,774,105	7,628,529
Prepaid expenses and other receivables	6,226,488	4,653,565
Prepaid tax	2,477,631	880,008
Inventories (net of allowance for doubtful accounts of $Nil for 2009 AND 2008) - note 6	1,370,200	1,906,445
Advance to a related party	571,416	-

Total current assets	16,562,991	15,517,636
Deferred tax assets - note 4	-	-
Plant and equipment, net - note 7	28,234,606	28,210,693
Intangible assets	1,387,385	1,528,475

TOTAL ASSETS	$46,184,982	$45,256,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$4,336,325	$4,613,815
Other payables and accrued liabilities	1,575,911	1,177,485
Income tax payable	562,466	242,862
Current portion of bank borrowings - note 8	1,410,701	5,465,309
Finance lease payable	4,273	11,373
Current portion of other loans	6,253,825	3,503,542

Total current liabilities	14,143,501	15,014,386
Non-current portion of other loans	5,451,215	7,191,948
Advance from a related party	2,630,080	929,751
Deferred tax liabilities - note 4	1,925,120	2,396,706

TOTAL LIABILITIES	$24,149,916	$25,532,791

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
COMMITMENTS AND CONTINGENCIES – note 10

STOCKHOLDERS’ EQUITY
Common stock: No par value – note 11
Authorized: 300,000,000 shares; Issued and outstanding:
2009 – 161,560,520 shares and 2008 –161,560,520 shares	4,557,827	4,557,827
Additional paid-in-capital – note 11	8,118,664	8,118,664
Accumulated other comprehensive income	(1,811,309)	(4,322,676)
Retained earnings	11,156,800	11,303,600

TOTAL STOCKHOLDERS’ EQUITY	22,021,982	19,657,415

Non-controlling interest	13,084	66,598

	22,035,066	19,724,013

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,184,982	$45,256,804

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

	SIX MONTHS ENDED JUNE 30,
	2009	2008

Cash flows from operating activities
Net income / (loss)	$(177,676)	$826,443
Adjustments to reconcile net income / (loss) to net cash flows provided by operating activities:
Depreciation	1,616,420	1,565,088
Deferred income taxes	4,897	51,309
Amortization of license usage right	141,090	141,090
Loss on disposal of fixed assets	13,632	-
Changes in operating assets and liabilities:
Trade receivables	1,854,424	12,968,045
Prepaid expenses and other receivables	(1,572,923)	(5,472,744)
Inventories	536,245	(1,369,722)
Trade payables	(277,490)	(11,567,523)
Income Tax payable	319,604	(38,527)
Other payables and accrued liabilities	398,426	347,887

Net cash flows provided by / (used in) operating activities	2,856,649	(2,548,654)

Cash flows from investing activities
Payment for acquisition of fixed assets	(1,612,787)	(72,729)
Proceeds from disposal of fixed assets	37,179	-

Net cash flows used in investing activities	(1,575,608)	(72,729)

Cash flows from financing activities
Dividend paid	-	(152,708)
Issuance of common stock	-	15,255
Proceeds from other bank loans	-	288,933
Repayment of non-recurring bank loans	(1,094,978)	(1,379,168)
Repayment of other bank loans	(3,114,366)	-
Proceeds from other loans	1,003,140	3,564,062
Repayment of other loans	-	(28,713)
Increase/(Decrease) in bank overdrafts	154,736	(164,761)

Net cash flows used in financing activities	(3,051,468)	2,142,900

Effect of foreign currency translation on cash and cash equivalents	1,464,489	412,538

Net decrease in cash and cash equivalents	(305,938)	(65,945)

Cash and cash equivalents, beginning of period	449,089	1,023,440

Cash and cash equivalents, end of period	$143,151	$957,495

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	2009	2008

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$760,693	$350,933
Income taxes	61,725	100,040

Non-cash investing and financing activities:
Conversion of Series B Shares to common stock	$-	$235,001

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

As of June 30, 2009, the particulars of the subsidiaries are as follows:

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

The exchange rates in effect at June 30, 2009 and 2008 were HK$1 for $0.1282 and $0.1282 US dollars and Real$1 for $0.5151 and $0.6271 US dollars respectively. The average exchange rates for 2009 and 2008 were HK$1 for $0.1282 and $0.1286 US dollars and Real$1 for $0.4465 and $0.5836 US dollars respectively. There is no significant fluctuation in exchange rate for the conversion between Real dollars, HK dollars and US dollars after the balance sheet date.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

The Company’s common stock equivalents at June 30, 2009 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	19,553,970

48,064,317

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of six months or less.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

4.           Income taxes

The components of the provision for income taxes in Hong Kong are:

	Three months ended June 30,		Six months ended June 30
	2009	2008	2009	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	-	-	4,897	51,309
Deferred taxes	(471,587)	-	-	-

	(471,587)	-	4,897	51,309

The Company is subject to income tax in the United States.  No provision for income tax in the United States has been made as the Company had no taxable income for the six months and SIX MONTHS ENDED JUNE 30, 2009 AND 2008.  The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profits tax rate of 17.5% on the estimated assessable profits during the periods.

Deferred tax (assets) liabilities as of June 30, 2009 and December 31, 2008 are composed of the following:
	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Hong Kong
Operating losses available for future periods		-
Temporary difference on accelerated tax depreciation on plant and equipment	1,925,120	2,396,706

The United States
Operating losses available for future periods	(506,472)	(2,740,553)
Valuation allowance	506,472	2,740,553

Deferred tax liabilities, net	$1,925,120	$2,396,706

Recognized in the balance sheet:
Net deferred tax assets	-	-
Net deferred tax liabilities	1,925,120	2,396,706

	$1,925,120	$2,396,706

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

5.           Comprehensive income

	SIX MONTHS ENDED JUNE 30,
	2009	2008
	(Unaudited)	(Unaudited)

Net income / (loss) applicable to common shareholders	$(146,800)	$657,951
Foreign currency translation adjustments	(1,664,509)	154,743

Total comprehensive income	$(1,811,309)	$812,694

6.           Inventories

	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$768,537	$1,270,204
Work in progress	111,245	141,350
Finished goods	490,418	494,891

	$1,370,200	$1,906,445

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

7.           Plant and equipment

	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Costs
Production lines and equipment	$39,930,279	$38,285,587
Leasehold improvements	2,107,113	2,091,402
Furniture, fixtures and office equipment	239,362	212,399
Motor vehicles	206,543	255,615

	42,483,297	40,845,003

Accumulated depreciation
Production lines and equipment	12,696,043	11,286,382
Leasehold improvements	1,406,909	1,220,333
Furniture, fixtures and office equipment	95,214	74,776
Motor vehicles	50,525	52,819

	14,248,691	12,634,310

Net
Production lines and equipment	27,234,236	26,999,205
Leasehold improvements	700,204	871,069
Furniture, fixtures and office equipment	144,148	137,623
Motor vehicles	156,018	202,796

	$28,234,606	$28,210,693

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

7.           Plant and equipment (cont’d)

An analysis of production lines and equipment pledged to banks for banking facilities (note 8(a)) granted to the Company is as follows:

	Pledged for banking facilities
	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Costs	$14,724,398	$14,724,398
Accumulated depreciation	(4,935,492))	(4,677,815))

Net	$9,788,906	$10,046,583

	SIX MONTHS ENDED JUNE 30,
	2009	2008
	(Unaudited)	(Unaudited)

Depreciation for the period	$257,677	$492,913

The components of depreciation charged are:

	SIX MONTHS ENDED JUNE 30,
	2009	2008
	(Unaudited)	(Unaudited)

Included in factory overheads
Production lines and equipment	$1,404,601	$1,764,529

Included in operating expenses
Leasehold improvements	180,609	200,968
Furniture, fixtures and office equipment	15,240	7,992
Motor vehicles	15,970	12,410

	211,819	221,370

	$1,616,420	$1,985,899

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

8.           Bank borrowings

	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Secured:
Bank overdrafts repayable on demand	$413,160	$258,423
Repayable within one year
Non-recurring bank loans	997,541	2,092,520
Other bank borrowings	-	3,114,366

	$1,410,701	$5,465,309

The above banking borrowings were secured by the following:-

(a)	first fixed legal charge over 17 DVDR production lines with carrying amounts of $9,788,906 (note 7); and

(b)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

9.           Earnings per share

The Company’s potentially dilutive securities at June 30, 2009 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	19,553,970

48,064,317

10.         Commitments and contingencies

Operating leases commitments

The company leases office and factory premises under various non-cancelable operating lease agreements that expire at 31 January 2012, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements payable as of June 30, 2009 are as follows:

Period ending March 31
2010	349,216
2011	349,216
2012	203,710

Continuance of operations

These financial statements have been prepared on a going concern basis. The Company has working capital surplus of $2,419,490 at June 30, 2009 as compared with a surplus of $503,250 in December 31, 2008.

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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

10.         Commitments and contingencies (Cont’d)

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

11.         Common stock and convertible preferred stock

	Common stock		Additional
	No. of		paid-in
	shares	Amount	Capital

Balance, January 1, 2009 and June 30, 2009	161,560,520	$4,557,827	$8,118,664

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

The assets of the schemes are controlled by trustees and held separately from those of the Company.  The Company fully complied the contribution requirement and total pension cost was $36,105 and $29,331 for the six months ended June 30, 2009 AND 2008 respectively.

13.         Segment Information

The Company is engaged in the manufacture and distribution of Blu-ray, DVDR, CDR and non-diskette storage media (Flash card and Micro SD).  The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar.  Information for the DVDR, CDR products, flash drive , memory card  and blu-ray are disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:-
	Flash drive and memory card		DVDR and Related Products		CDR		Blu-ray
	Six months ended June 30		Six months ended June 30		Six months ended June 30		Six months ended June 30
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$-	$182,500	$12,396,318	$11,657,414	$1,572,838	$2,489,170	$242,756	$-
Segment profit / (loss)	$-	$60,919	$(232,095)	$572,812	$173,012	$192,712	$(118,593)	$-

	Three months ended June 30		Three months ended June 30		Three months ended June 30		Three months ended June 30
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$-	$-	$6,084,838	$6,005,232	$1,061,994	$763,405	$168,590	$-
Segment profit / (loss)	$-	$-	$618,927	$(5,803)	$86,169	$(737)	$(68,941)	$-

	As of		As of		As of		As of
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$-	$282,331	$40,374,200	$42,768,465	$2,051,282	$396,008	$3,759,500	$1,810,000

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

Segment Information (continued)

	Total
	Six months ended June 30
	2009	2008
	(Unaudited)	(Unaudited)

Revenue from external customers	$14,211,912	$14,329,084
Segment profit / (loss)	$(177,676)	$826,443

	Three months ended June 30
	2009	2008
	(Unaudited)	(Unaudited)

Revenue from external customers	$7,315,422	$6,768,637
Segment profit / (loss)	$636,155	$(6,540)

	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Segment assets	$46,184,982	$45,256,804

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

13.         Segment Information (cont’d)

Other than the production lines and equipment located in Brazil, which have carrying amounts of $11,832,313 respectively (June 30, 2008: production lines and equipment of $10,116,383), all of the Company’s long-lived assets are located in Hong Kong. Geographic information about net sales, which are classified based on location of the customers, is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Argentina	-	-	-	149,024
Australia	-	-	-	129,147
Belize	-	-	-	361,744
Brazil	3,775,495	3,136,838	7,927,974	6,640,631
China and Hong Kong	3,178,817	2,565,102	5,709,023	5,430,276
Philippine	61,682	-	124,551	180,684
South America	-	-	-	30,046
Thailand	-	-	-	39,739
United States	51,586	229,024	51,586	484,840
Other countries	247,842	837,673	398,778	882,953

Total	7,315,422	6,768,637	14,211,912	14,329,084

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

The Company's common stock equivalents at June 30, 2009 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	19,553,970
48,064,317

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

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting

Results of Operations

Comparison of Three months ended June 30, 2009 and 2008

Net Sales. For the three months ended June 30, 2009, net sales increased relative to the three months ended June 30, 2008, from $6,768,637 to $7,315,422. The increase in net sales is an increase specifically in the sale of DVDRs in Brazil, which resulted from our policy of geographical diversification and our shift of focus from the lower margin Hong Kong markets to higher margin markets such as Asia and Brazil.  Market trends show a growth slower than our expectation for the new Blu-ray discs and a lower demand for DVDR discs.

Cost of Sales. Cost of sales decreased from $5,025,074, or approximately 74% of net sales for the three months ended June 30, 2008, to $4,706,257, or approximately 64% of net sales for the three months ended June 30, 2009. The decrease in cost of sales is primarily due to the improvement in production efficiency from the upgrade and good maintenance of the existing production lines.

Gross Profit. Gross profit increased approximately 50% from $1,743,563 for the three months ended June 30, 2008 to $2,609,165 for the three months ended June 30, 2009. This increase in gross profit was primarily due to the increase in net sales and lower cost of sales.

Selling and Distribution Costs. For the three months ended June 30, 2009, selling and distribution costs increased approximately 35% from $102,835 to $138,433 relative to the three months ended June 30, 2008. The increase was due to our promotion in blu-ray business.

Administrative Expenses. Administrative expenses included depreciation and amortization charges, and was $1,458,889 and $1,504,181 for the three months ended June 30, 2009 AND 2008, respectively. This decrease in administrative expenses was due to better management of the operation.

Net Income. Net income increased from net loss of $6,540 for the three months ended June 30, 2008 to net profit of $1,107,742 for the three months ended June 30, 2009. This is due to the increase in net sales and decrease in cost of sales and administrative expenses.

Comparison of Six months ended June 30, 2009 and 2008

Net Sales. For the six months ended June 30, 2009, net sales decreased relative to the six months ended June 30, 2008, from $14,329,084 to $14,211,912. There is no significant change in net sales due to market trends show a growth slower than our expectation for the new Blu-ray discs and a lower demand for DVDR discs.

Cost of Sales. Cost of sales decreased from $11,523,691, or approximately 80% of net sales for the six months ended June 30, 2008, to $10,970,238, or approximately 77% of net sales for the six months ended June 30, 2009. The decrease in cost of sales is primarily due to a corresponding decrease in sales

Gross Profit. Gross profit increased approximately 15% from $2,805,393 for the six months ended June 30, 2008 to $3,241,674 for the six months ended June 30, 2009. This increase in gross profit was primarily due to the decrease in cost of sales.

Selling and Distribution Costs. For the six months ended June 30, 2009, selling and distribution costs increased approximately 80% from $175,702 to $317,351 relative to the six months ended June 30, 2008. The increase was due to our promotion in blu-ray business.

Administrative Expenses. Administrative expenses included depreciation and amortization charges, and was $2,357,718 and $2,284,405 for the six months ended June 30, 2009 AND 2008, respectively. This increase in administrative expenses was due to our expansion in the administrative operation for the coming Blu-ray business and higher interest for the financing arrangement.

Net Income. Net income decreased approximately 268% from net profit of $826,443 for the six months ended June 30, 2008 to net loss of $177,676 for the six months ended June 30, 2009. This is due to higher interest for the financing arrangement.

Liquidity and Capital Resources

Six months
Ended June 30,	2009	2008	Change

Net cash (used in) provided by operating activities	$2,856,649	$(2,548,654)	$5,405,303

Net cash (used in) investing activities	(1,575,608)	(72,729)	(1,502,879)

Net cash (used in) provided by financing activities	(3,051,468)	2,142,900	(5,194,368)

Net cash provided by operating activities was $2,856,649 for the six months ended June 30, 2009 and Net cash used in operating activities was $2,548,654 for the six months ended June 30, 2008. The increase in our net cash provided by operating activities was mainly due to the decrease of our trade receivables and the increase in trade payables.

Net cash used in investing activities was $1,575,608 for the six months ended June 30, 2009 and $72,729 for the six months ended June 30, 2008. The increase in net cash used in investing activities is mainly related to an increase in acquisitions of plant and equipment including the blu-ray machine.

Net cash used in financing activities was $3,051,468 for the six months ended June 30, 2009, and net cash provided by financing activities of $2,142,900 for the six months ended June 30, 2008. The increase in our net cash used in financing activities was mainly due to the repayment of bank loan and other loan.

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

The following tables summarize our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$1,410	$1,410	$—	$—	$—
Other Indebtedness	11,709	6,258	5,451	—	—
Operating Leases	902	349	553	—	—
Total Contractual Obligations:	$15,828	$8,996	$6,832	$—	$—

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

INFOSMART GROUP, INC.
Dated: August 15, 2009	By:	/s/ Parker Seto
Parker Seto, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Parker Seto	Chief Executive Officer, President	August 15, 2009
Parker Seto

/s/ Po Nei Sze	Chief Financial Officer, Treasurer, Secretary, Director	August 15, 2009
Po Nei Sze

/s/ Andrew Chung Yuen Chang	Chairman of the Board of Directors	August 15, 2009
Andrew Chung Yuen Chang

/s/ Simon Lee	Director	August 15, 2009
Simon Lee

/s/ Wai Chuen Leung	Director	August 15, 2009
Wai Chuen Leung

/s/ Joseph Chang	Director	August 15, 2009
Joseph Chang

/s/ Chi-Man Lam	Director	August 15, 2009
Chi-Man Lam

/s/ Chen Chia Ju	Director	August 15, 2009
Chen Chia Ju