Form 10-Q
period 2009-09-30
Infosmart Group, Inc.
filed 2009-11-16
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-Q

For the quarterly period ended September 30, 2009

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
 (Exact name of registrant as specified in its charter)

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

Number of shares of common stock outstanding as of November 16, 2009: 161,560,520

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED SEPTEMBER 30, 2009

 PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Infosmart Group Inc.

Condensed Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Index to financial statements

Page
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Balance Sheets	F-3 – F-4
Condensed Consolidated Statements of Cash Flows	F-5 – F-6
Notes to Condensed Consolidated Financial Statements	F-7

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net sales	$5,515,148	$8,548,142	$19,727,060	$22,877,226

Cost of sales	(3,642,514)	(4,437,490)	(14,612,752)	(15,961,181)

Gross profit	1,872,634	4,110,652	5,114,308	6,916,045

Administrative expenses	(1,513,318)	(2,166,313)	(3,871,036)	(4,450,718)

Selling and distributing costs	(130,155)	(102,817)	(447,506)	(278,519)

Income from operations	229,161	1,841,522	795,766	2.186.808

Other income	208,634	47,231	246,516	1,014,769

Interest expenses	(449,421)	(136,685)	(1,226,687)	(571,757)

Income / (Loss) before income taxes	(11,626)	1,752,068	(184,405)	2,629,820

Income taxes - note 4	-	(409,531)	(4,897)	(460,840)

Net income / (loss)	(11,626)	1,342,537	(189,302)	2,168,980

Non-controlling interest	64,330	(19,195)	95,206.	(34,979)

Net income / (loss) before dividend	52,704	1,323,342	(94,096)	2,134,001

Series B preferred dividend	-	(36,605)	-	(189,313)

Net income / (loss) applicable to common shareholders	52,704	1,286,737	(94,096)	1,944,688

Earning / (loss) per share - note 9

- basic	$0.01	$0.01	$(0.01)	$0.01

- dilutive	$0.01	$0.01	$(0.01)	$0.01

Weighted average shares outstanding

- basic	161,560,520	161,560,520	161,560,520	161,560,520

- dilutive	209,624,837	166,517,522	209,624,837	166,517,522

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Unaudited)
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$213,353	$449,089
Trade receivables	5,435,632	7,628,529
Prepaid expenses and other receivables	5,861,275	4,653,565
Prepaid tax	1,868,433	880,008
Inventories (net of allowance for doubtful accounts of $Nil for 2009 AND 2008) - note 6	1,667,224	1,906,445
Advance to a related party	571,416	-

Total current assets	15,617,333	15,517,636
Deferred tax assets - note 4	-	-
Plant and equipment, net - note 7	26,738,566	28,210,693
Intangible assets	1,316,840	1,528,475

TOTAL ASSETS	$43,672,739	$45,256,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$2,531,543	$4,613,815
Other payables and accrued liabilities	1,410,605	1,177,485
Income tax payable	-	242,862
Current portion of bank borrowings - note 8	1,167,320	5,465,309
Finance lease payable	129,775	11,373
Current portion of other loans	6,434,263	3,503,542

Total current liabilities	11,673,506	15,014,386
Non-current portion of other loans	4,784,548	7,191,948
Advance from a related party	2,630,047	929,751
Deferred tax liabilities - note 4	1,925,120	2,396,706

TOTAL LIABILITIES	$21,013,221	$25,532,791

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
COMMITMENTS AND CONTINGENCIES – note 10

STOCKHOLDERS’ EQUITY
Common stock: No par value – note 11
Authorized: 300,000,000 shares; Issued and outstanding: 2009 – 161,560,520 shares and 2008 –161,560,520 shares	4,557,827	4,557,827
Additional paid-in-capital – note 11	8,118,664	8,118,664
Accumulated other comprehensive income	(1,175,231)	(4,322,676)
Retained earnings	11,209,503	11,303,600

TOTAL STOCKHOLDERS’ EQUITY	22,710,763	19,657,415

Non-controlling interest	(51,245)	66,598

	22,659,518	19,724,013

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,672,739	$45,256,804

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008

Cash flows from operating activities
Net income / (loss)	$(189,302)	$2,168,980
Adjustments to reconcile net income / (loss) to net cash flows provided by operating activities:
Depreciation	2,371,902	3,254,739
Deferred income taxes	4,897	51,309
Amortization of license usage right	211,635	211,635
(Profit)/Loss on disposal of fixed assets	-	(38,132)
Changes in operating assets and liabilities:
Trade receivables	2,192,897	13,306,310
Prepaid expenses and other receivables	(1,207,710)	(2,992,973)
Prepaid tax	(988,425)	-
Inventories	239,221	(872,995)
Trade payables	(2,082,272)	(16,541,075)
Income Tax payable	(242,862)	-
Other payables and accrued liabilities	233,120	98,127

Net cash flows provided by / (used in) operating activities	543,101	(1,354,075)

Cash flows from investing activities
Payment for acquisition of fixed assets	(1,820,474)	(469,216)
Proceeds from disposal of fixed assets	1,136,898	90,000

Net cash flows used in investing activities	(683,576)	(379,216)

Cash flows from financing activities
Dividend paid	-	(189,313)
Issuance of common stock	-	455,000
Proceeds from other bank loans	-	353,844
Repayment of non-recurring bank loans	(1,636,485)	(2,068,750)
Repayment of other bank loans	(3,114,366)	-
Proceeds from other loans	642,412	3,564,062
Repayment of other loans	-	(363,367)
Increase in bank overdrafts	452,862	157,424

Net cash flows used in financing activities	(3,655,577)	1,908,900

Effect of foreign currency translation on cash and cash equivalents	3,560,316	(348,817)

Net decrease in cash and cash equivalents	(235,736)	(173,208)

Cash and cash equivalents, beginning of period	449,089	1,023,440

Cash and cash equivalents, end of period	$213,353	$850,232

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30,
	2009	2008

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$1,226,687	$571,757
Income taxes	61,725	100,040
Non-cash investing and financing activities:
Conversion of Series B Shares to common stock	$-	$1,690,222

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

As of September 30, 2009, the particulars of the subsidiaries are as follows:

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The exchange rates in effect at September 30, 2009 and 2008 were HK$1 for $0.1282 and $0.1287 US dollars and Real$1 for $0.5621 and $0.5274 US dollars respectively. The average exchange rates for 2009 and 2008 were HK$1 for $0.1282 and $0.12835 US dollars and Real$1 for $0.47 and $0.57529 US dollars respectively. There is no significant fluctuation in exchange rate for the conversion between Real dollars, HK dollars and US dollars after the balance sheet date.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The Company’s common stock equivalents at September 30, 2009 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	19,553,970

48,064,317

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of six months or less.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

4.	Income taxes

The components of the provision for income taxes in Hong Kong are:

	Three months ended September 30,		Nine months ended September 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current taxes	-	409,531	4,897	460,840
Deferred taxes	-	-	-	-

	-	409,531	4,897	460,840

The Company is subject to income tax in the United States.  No provision for income tax in the United States has been made as the Company had no taxable income for the three months and nine months ended September 30, 2009 AND 2008.  The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profits tax rate of 16.5% on the estimated assessable profits during the periods.

Deferred tax (assets) liabilities as of September 30, 2009 and December 31, 2008 are composed of the following:

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Hong Kong
Operating losses available for future periods		-
Temporary difference on accelerated tax
depreciation on plant and equipment	2,291,531	2,396,706

The United States
Operating losses available for future periods	(798,574)	(2,740,553)
Valuation allowance	798,574	2,740,553

Deferred tax liabilities, net	$2,291,531	$2,396,706

Recognized in the balance sheet:
Net deferred tax assets	-	-
Net deferred tax liabilities	2,291,531	2,396,706

	$2,291,531	$2,396,706

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

5.	Comprehensive income

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
	(Unaudited)	(Unaudited)

Net income / (loss) applicable to common shareholders	$(94,096)	$1,944,688
Foreign currency translation adjustments	3,147,445	859,261

Total comprehensive income	$3,053,349	$2,803,949

6.	Inventories

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$550,425	$1,270,204
Work in progress	39,950	141,350
Finished goods	1,076,849	494,891

	$1,667,224	$1,906,445

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

7.	Plant and equipment

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Costs
Production lines and equipment	$38,427,512	$38,285,587
Leasehold improvements	2,126,775	2,091,402
Furniture, fixtures and office equipment	264,724	212,399
Motor vehicles	245,081	255,615

	41,064,092	40,845,003

Accumulated depreciation
Production lines and equipment	12,689,001	11,286,382
Leasehold improvements	1,474,943	1,220,333
Furniture, fixtures and office equipment	108,143	74,776
Motor vehicles	53,439	52,819

	14,325,526	12,634,310

Net
Production lines and equipment	25,738,511	26,999,205
Leasehold improvements	651,832	871,069
Furniture, fixtures and office equipment	156,581	137,623
Motor vehicles	191,642	202,796

	$26,738,566	$28,210,693

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
(Stated in US Dollars)

7.	Plant and equipment (cont’d)

An analysis of production lines and equipment pledged to banks for banking facilities (note 8(a)) granted to the Company is as follows:

	Pledged for banking facilities
	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Costs	$13,188,723	$14,724,398
Accumulated depreciation	(4,756,595))	(4,677,815))

Net	$8,432,128	$10,046,583

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
	(Unaudited)	(Unaudited)

Depreciation for the period	$751,630	$679,045

The components of depreciation charged are:

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
	(Unaudited)	(Unaudited)

Included in factory overheads
Production lines and equipment	$2,069,732	$2,913,065

Included in operating expenses
Leasehold improvements	244,813	309,441
Furniture, fixtures and office equipment	24,282	7,817
Motor vehicles	33,075	24,416

	302,170	341,674

	$2,371,902	$3,254,739

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

8.	Bank borrowings

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Secured:
Bank overdrafts repayable on demand	$711,285	$258,423
Repayable within one year
Non-recurring bank loans	456,035	2,092,520
Other bank borrowings	-	3,114,366

	$1,167,320	$5,465,309

The above banking borrowings were secured by the following:-

(a)	first fixed legal charge over 15 DVDR production lines with carrying amounts of $8,432,128 (note 7); and

(b)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

9.	Earnings per share

The Company’s potentially dilutive securities at September 30, 2009 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	19,553,970

48,064,317

10.	Commitments and contingencies

Operating leases commitments

The company has not any operating lease agreements as of September 30, 2009.

Continuance of operations

These financial statements have been prepared on a going concern basis. The Company has working capital surplus of $3,943,827 at September 30, 2009 as compared with a surplus of $503,250 in December 31, 2008.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

11.	Common stock and convertible preferred stock

	Common stock		Additional
	No. of		paid-in
	shares	Amount	Capital

Balance, January 1, 2009 and September 30, 2009	161,560,520	$4,557,827	$8,118,664

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The assets of the schemes are controlled by trustees and held separately from those of the Company.  The Company fully complied the contribution requirement and total pension cost was $56,098 and $69,508 for the nine months ended September 30, 2009 and 2008 respectively.

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

	Flash drive and memory card		DVDR and Related Products		CDR		Blu-ray
	Nine months ended September 30		Nine months ended September 30		Nine months ended September 30		Nine months ended September 30
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$-	$368,630	$17,220,460	$18,529,299	$2,164,172	$2,169,297	$342,428	$1,810,000
Segment profit / (loss)	$-	$108,798	$(205,713)	$771,393	$238,058	$373,789	$(221,647)	$915,000

	Three months ended September 30		Three months ended September 30		Three months ended September 30		Three months ended September 30
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$-	$186,130	$4,824,142	$5,364,294	$591,334	$1,187,718	$99,672	$1,810,000
Segment profit / (loss)	$-	$47,879	$26,382	$198,581	$65,046	$181,077	$(103,054)	$915,000

	As of		As of		As of		As of
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$-	$282,331	$37,861,957	$42,768,465	$2,051,282	$396,008	$3,759,500	$1,810,000

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

Segment Information (continued)

	Total
	Nine months ended September 30
	2009	2008
	(Unaudited)	(Unaudited)

Revenue from external customers	$19,727,060	$22,877,226
Segment profit / (loss)	$(189,302)	$2,168,980

	Three months ended September 30
	2009	2008
	(Unaudited)	(Unaudited)

Revenue from external customers	$5,515,148	$8,548,142
Segment profit / (loss)	$(11,626)	$1,342,537

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Segment assets	$43,672,739	$45,256,804

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
 (Unaudited)
(Stated in US Dollars)

13.	Segment Information (cont’d)

Other than the production lines and equipment located in Brazil, which have carrying amounts of $11,619,092 respectively (September 30, 2008: production lines and equipment of $10,116,383), all of the Company’s long-lived assets are located in Hong Kong. Geographic information about net sales, which are classified based on location of the customers, is set out as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Argentina	-	153,631	-	457,126
Australia	-	359,081	-	621,810
Belize	-	-	-	361,744
Brazil	4,083,696	3,416,347	12,011,670	10,056,978
China and Hong Kong	1,391,802	4.248,375	7,100,825	9,417,249
Philippine	24,230	160,587	148,781	459,840
South America	-	6,500	-	234,200
Thailand	-	-	-	39,739
United States	15,420	89,250	67,006	231,216
Other countries	-	114,371	398,778	997,324

Total	5,515,148	8.548,142	19,727,060	22,877,226

14.	Comparative amounts

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

The Company's common stock equivalents at September 30, 2009 include the following:

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

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting

Results of Operations

Comparison of Three months ended September 30, 2009 and 2008

Net Sales. For the three months ended September 30, 2009, net sales decreased relative to the three months ended September 30, 2008, from $8,548,142 to $5,515,148. The decrease in net sales is due to market trends show a growth slower than our expectation for the new Blu-ray discs and a lower demand for DVDR discs.

Cost of Sales. Cost of sales decreased from $4,437,490, or approximately 52% of net sales for the three months ended September 30, 2008, to $3,642,514, or approximately 66% of net sales for the three months ended September 30, 2009. The decrease in cost of sales is primarily due to the decrease in net sales.

Gross Profit. Gross profit decreased from $4,110,652 for the three months ended September 30, 2008 to Gross profit of $1,872,634 for the three months ended September 30, 2009. This decrease in gross profit was primarily due to the decrease in net sales.

Selling and Distribution Costs. For the three months ended September 30, 2009, selling and distribution costs increased approximately 26% from $102,817 to $130,155 relative to the three months ended September 30, 2008. The increase was due to our promotion in blu-ray business.

Administrative Expenses. Administrative expenses included depreciation and amortization charges, and was $1,513,318 and $2,166,313 for the three months ended September 30, 2009 AND 2008, respectively. This decrease in administrative expenses was due to our  savings in administrative operation.

Net Income. Net income decreased from net profit of $1,342,537 for the three months ended September 30, 2008 to net loss of $11,626 for the three months ended September 30, 2009. This is due to higher interest for the financing arrangement and decrease in net sales.

Comparison of Nine months ended September 30, 2009 and 2008

Net Sales. For the nine months ended September 30, 2009, net sales decreased relative to the nine months ended September 30, 2008, from $22,877,226 to $19,727,060. The decrease in net sales is due to market trends show a growth slower than our expectation for the new Blu-ray discs and a lower demand for DVDR discs.

Cost of Sales. Cost of sales decreased from $15,961,181, or approximately 70% of net sales for the nine months ended September 30, 2008, to $14,612,752, or approximately 74% of net sales for the nine months ended September 30, 2009. The decrease in cost of sales is primarily due to the decrease in net sales.

Gross Profit. Gross profit decreased from $6,916,045 for the nine months ended September 30, 2008 to $5,114,308 for the nine months ended September 30, 2009. This decrease in gross profit was primarily due to the decrease in net sales.

Selling and Distribution Costs. For the nine months ended September 30, 2009, selling and distribution costs increased approximately 60% from $278,519 to $447,506 relative to the nine months ended September 30, 2008. The increase was due to our promotion in blu-ray business.

Administrative Expenses. Administrative expenses included depreciation and amortization charges, and was $3,871,036 and $4,450,718 for the nine months ended September 30, 2009 AND 2008, respectively. This decrease in administrative expenses was due to our savings in the administrative operation.

Net Income. Net income decreased from net profit of $2,168,980 for the nine months ended September 30, 2008 to net loss of $184,302 for the nine months ended September 30, 2009. This is due to higher interest for the financing arrangemen and decrease in net sales.

Liquidity and Capital Resources

Nine months
Ended September 30,	2009	2008	Change

Net cash (used in) provided by operating activities	$543,101	$(1,354,075)	$1,897,176

Net cash (used in) investing activities	(683,576)	(379,216)	(304,360)

Net cash (used in) provided by financing activities	(3,655,577)	1,908,900	(5,564,477)

Net cash provided by operating activities was $543,101 for the nine months ended September 30, 2009 and Net cash used in operating activities was $1,354,075 for the nine months ended September 30, 2008. The increase in our net cash provided by operating activities was mainly due to the decrease of our trade receivables and the increase in trade payables.

Net cash used in investing activities was $683,576 for the nine months ended September 30, 2009 and $379,216 for the nine months ended September 30, 2008. The increase in net cash used in investing activities is mainly related to an increase in acquisitions of plant and equipment including the blu-ray machine.

Net cash used in financing activities was $3,655,577 for the nine months ended September 30, 2009, and net cash provided by financing activities of $1,908,900 for the nine months ended September 30, 2008. The increase in our net cash used in financing activities was mainly due to the repayment of bank loan and other loan.

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

The following tables summarize our contractual obligations as of September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$1,167	$1,167	$—	$—	$—
Other Indebtedness	11,218	6,434	4,784	—	—
Operating Leases	28	28	—	—	—
Total Contractual Obligations:	$12,413	$7,629	$4,784	$—	$—

Bank indebtedness consists of secured and unsecured borrowings from our banking facilities arrangements including letters of credit, bank overdrafts, and non-recurring bank loans.

Other indebtedness consists of loans and debt financing from independent third parties for working capital and the acquisition of DVDR production lines and equipment.

Operating leases amounts include a lease for factory premises under non-cancelable operating lease agreement that expires in year 2009, with an option to renew the lease. The lease is on a fixed repayment basis and does not include contingent rentals.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

As of September 30, 2009, there are outstanding warrants entitling the holders to purchase up to 28,510,347 common shares at an exercise price of $0.326 per share. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the Company as well as the book value of your common shares. In addition, the holders of the common share purchase warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the warrants.

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

ITEM 6. EXHIBITS.

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

INFOSMART GROUP, INC.

Dated: November 16, 2009	By:	/s/ Parker Seto
Parker Seto, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Parker Seto	Chief Executive Officer,	November 16, 2009
Parker Seto	President,Director

/s/ Po Nei Sze	Chief Financial Officer, Treasurer,	November 16, 2009
Po Nei Sze	Secretary

/s/ Andrew Chung Yuen Chang	Chairman of the Board of Directors	November 16, 2009
Andrew Chung Yuen Chang

/s/ Simon Lee	Director	November 16, 2009
Simon Lee

/s/ Tseng Cheng Yu	Director	November 16, 2009
Tseng Cheng Yu

/s/ Joseph Chang	Director	November 16, 2009
Joseph Chang

/s/ Chi-Man Lam	Director	November 16, 2009
Chi-Man Lam

/s/ Sung Ying Ying	Director	November 16, 2009
Sung Ying Ying