Form 10-K
period 2009-12-31
Infosmart Group, Inc.
filed 2010-04-15
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-15643

INFOSMART GROUP, INC.
(Exact name of registrant as specified in its charter)

California	001-15643	95-4597370
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of incorporation)		Identification Number)

Flat E, 17th Floor, EGL Tower,
83 Hung To Road
Kwun Tong, Hong Kong
(Address of principal executive offices)

Registrant’s telephone number, including area code: (852) 2868-3385

5th Floor, Texaco Centre,
126-140 Texaco Road,
Tsuen Wan, Hong Kong
 (Former Name or Former Address, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $4,039,013 computed by reference to $0.025 as of December 31, 2009.

Number of shares of common stock outstanding as of December 31, 2009: 161,560,520

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

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

Infosmart BVI started in the DVDR manufacturing business with the establishment of IS Technology. Founded in Hong Kong in August of 2002, IS Technology was the first company in Hong Kong to manufacture recordable digital versatile discs. With the continual growth in DVDR demand, the initial shareholders of IS Technology took in other shareholders to form two other companies, IS International and IS Media Limited, to produce DVDRs. , In December 2006, IS Media acquired 100% of the issued and outstanding common stock of Infoscience Holdings Limited (“IS Holdings”). IS Media has a Cooperation Agreement with IS Holdings wherein it manufactures its DVDRs using certain patent licenses owned by IS Holdings till 2009.  IS Media disposed 100% of the issued and outstanding common stock of Infoscience Holdings Limited (“IS Holdings”) since IS Media obtained the patent licenses through the DVD Recordable Disc Patent License Agreement with Sony Corporation effective from January 1, 2010 onwards. In Sepetember 2008, IS Media acquired 50% of the issued and outstanding common stock of Manwin International Limited (“IS Manwin”) to produce blu-ray discs. These four companies and Discobras now form the Company’s main operational business in Hong Kong and Brazil respectively.

Current Organizational Structure

As a result of the share exchange transaction, the Company Reorganization, the Infosmart BVI Reorganization, the Restructuring, and subsequent acquisitions of new subsidiaries, the Company’s current organizational structure is as follows (the percentages depict the current equity interests):

Our Business

We develop, manufacture, market and sell 8x and 16x writable speed DVDRs and 52x writable speed CDRs, and we are manufacturing of Blu-Ray format DVDR discs. In order to act as a one-stop-shop for the optical storage media needs for our customers, we also outsource orders for products we do not produce ourselves, such as DVD±RW discs and DVD-RAM discs and other low margin DVDR items. We have customers in Western Europe, China, South America and Australia. To capture the South American market, we have established a sales and distribution network in Brazil and set up a DVDR production facility in Brazil, and we have a subsidiary, Portabello, that distributes and resells our recordable digital versatile discs and media to customers in South America.

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

           In December 2007, we stopped producing CDRs in Hong Kong and began producing DVDRs due to higher margins from DVDRs as compared to CDRs.  However, in order to ensure “one-stop” shopping to our customers in our distribution channels, we outsource the production of our CDRs and devote more resources to the manufacture of DVDRs.  In September 2008, we launched producing Blu-ray Discs in Hong Kong.

Year ended December 31, 2007

	Flash drive and	DVDR and			2007
	memory card	Related Products	CDR	Blu-ray	Total
NET SALES	38,073,558	63,811,546	3,084,795	0	104,969,899

COST OF SALES	(45,735,205)	(41,349,265)	(3,101,783)	-	(90,186,253)

GROSS PROFIT	(7,661,647)	22,462,281	(16,988)	-	14,783,646

ADMINISTRATIVE EXPENSES	-	(4,416,087)	-	-	(4,416,087)

DEPRECIATION	-	(743,743)	-	-	(743,743)

SELLING AND DISTRIBUTING COSTS	-	(499,716)	-	-	(499,716)

INCOME / (LOSS) FROM OPERATIONS	(7,661,647)	16,802,735	(16,988)	-	9,124,100

OTHER INCOME	-	1,710,408	-	-	1,710,408

GAIN ON DISPOSAL OF SUBSIDIARY	-	-	-	-	-

INTEREST EXPENSES	-	(662,059)		-	(662,059)

INCOME BEFORE INCOME TAXES	(7,661,647)	17,851,084	(16,988)	-	10,172,449

INCOME TAXES	-	52,506	-	-	52,506

NET INCOME	(7,661,647)	17,903,590	(16,988)	-	10,224,955

MINORITY INTEREST	-	12,250	-	-	12,250

SERIES B PREFERRED DIVIDENDS	-	(453,764)	-	-	(453,764)

NET (LOSS)/INCOME APPLICABLE TO COMMON SHAREHOLDERS	(7,661,647)	17,462,076	(16,988)	-	9,783,441

Year ended December 31, 2008

	Flash drive and	DVDR and			2008
	memory card	Related Products	CDR	Blu-ray	Total
NET SALES	650,962	32,179,157	2,275,466	1,810,000	36,915,585

COST OF SALES	(1,670,984)	(27,762,606)	(1,883,384)	(895,000)	(32,211,974)

GROSS PROFIT	(1,020,022)	4,416,551	392,082	915,000	4,703,611

ADMINISTRATIVE EXPENSES	-	(9,439,172)	-	-	(9,439,172)

DEPRECIATION	-	(740,749)	-	-	(740,749)

SELLING AND DISTRIBUTING COSTS	-	(742,524)	-	-	(742,524)

INCOME / (LOSS) FROM OPERATIONS	(1,020,022)	(6,505,894)	392,082	915,000	(6,218,834)

OTHER INCOME	-	2,276,769	-	-	2,276,769

GAIN ON DISPOSAL OF SUBSIDIARY	-	-	-	-	-

INTEREST EXPENSES	-	(1,191,545)		-	(1,191,545)

INCOME BEFORE INCOME TAXES	(1,020,022)	(5,420,670)	392,082	915,000	(5,133,610)

INCOME TAXES	-	(89,482)	-	-	(89,482)

NET INCOME	(1,020,022)	(5,510,152)	392,082	915,000	(5,223,092)

MINORITY INTEREST	-	(22,637)	-	-	(22,637)

SERIES B PREFERRED DIVIDENDS	-	(189,312)	-	-	(189,312)

NET (LOSS)/INCOME APPLICABLE TO COMMON SHAREHOLDERS	(1,020,022)	(5,722,101)	392,082	915,000	(5,435,041)

Year ended December 31, 2009

	Flash drive and	DVDR and			2009
	memory card	Related Products	CDR	Blu-ray	Total
NET SALES	-	22,192,312	2,711,485	363,517	25,267,314

COST OF SALES	-	(16,185,149)	(2,677,500)	(376,401)	(19,239,050)

GROSS PROFIT	-	6,007,163	33,985	(12,884)	6,028,264

ADMINISTRATIVE EXPENSES	-	(6,509,024)	-	(11,643)	(6,520,667)

DEPRECIATION	-	(2,224,074)	-	(224,233)	(2,448,307)

SELLING AND DISTRIBUTING COSTS	-	(3,559,984)	-	-	(3,559,984)

INCOME / (LOSS) FROM OPERATIONS	-	(6,285,919)	33,985	(248,760)	(6,500,694)

OTHER INCOME	-	2,569,431	-	-	2,569,431

GAIN ON DISPOSAL OF SUBSIDIARY	-	3,670,713	-	-	3,670,713

INTEREST EXPENSES	-	(1,403,237)		(5,058)	(1,408,295)

INCOME BEFORE INCOME TAXES	-	(1,449,012)	33,985	(253,818)	(1,668,845)

INCOME TAXES	-	702,168	-	(535,977)	166,191

NET INCOME	-	(746,844)	33,985	(789,795)	(1,502,654)

MINORITY INTEREST	-	(26,311)	-	394,897	368,586

SERIES B PREFERRED DIVIDENDS	-	-	-	-	-

NET (LOSS)/INCOME APPLICABLE TO COMMON SHAREHOLDERS	-	(773,155)	33,985	(394,898)	(1,134,068)

Year ended December 31, 2007

	Flash drive and	DVDR and			2007
	memory card	Related Products	CDR	Blu-ray	Total
TOTAL ASSETS	28,179,194	46,145,703	2,283,134	0	76,608,031

Year ended December 31, 2008

	Flash drive and	DVDR and			2008
	memory card	Related Products	CDR	Blu-ray	Total
TOTAL ASSETS	282,331	42,768,465	396,008	1,810,000	45,256,804

Year ended December 31, 2009

	Flash drive and	DVDR and			2009
	memory card	Related Products	CDR	Blu-ray	Total
TOTAL ASSETS	-	38,111,778	1,548,400	2,564,509	42,224,687

Manufacturing

We currently operate two factories in both Hong Kong and Brazil, with a combined production capacity of approximately 15 million 8x, 16x writable speed, single layer DVDRs and CDRs per month. . Currently, our product mix is approximately 60% of 8x DVDRs, approximately 40% of 16x DVDRs, and approximately 60% of CDRs. We have the flexibility to switch production easily between the two product types. After manufacturing the DVDRs and CDRs, we put our products through a rigorous quality assurance process.  Our Quality Management System complies with ISO9001:2000 requirements, and we are ISO 9000 certified.  As a result of the Blu-ray format DVD prevailing over the HD-DVD in the battle of dominating the future format of DVDR, we purchased the first set of Blu-ray DVD production replication systems in the China/Hong Kong region in order to meet the demands in the high definition media storage market

Intellectual Properties and Licenses

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

IS Media purchased 100% of the outstanding stock of IS Holdings on December 1, 2006 by entering into a Sale and Purchase Agreement with New Passion Investments Limited.  Thus, the Company now indirectly owns the Manufacturing License and Patent License.  The Cooperation Agreement was extended for a further 2 years until December 31, 2009.

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

The patent license held by IS Holdings was expired and written off in 2009.  IS Media obtained the patent licenses through the DVD Recordable Disc Patent License Agreement with Sony Corporation effective from January 1, 2010 onwards

Sources and Availability of Raw Materials and Principal Suppliers

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

Polycarbonate prices increased from $1.90 - 2.50/kg in 2004 to around $2.80/kg - $3.50/kg in 2005 because of surging oil prices and supply constraints, thereby seriously cutting the profit margins of disc manufacturers worldwide. Capacity was hit in 2004 by the explosion of GE’s PCB factory in Spain. At the end of 2005, worldwide polycarbonate capacity expanded as a major new factory came online in Shanghai, and two other large factories in Japan and the U.S. expanded output in response to higher market prices. Polycarbonate prices were approximately $3.00/kg - $3.10/kg at the beginning of 2006 and dropped into the $2.80-$3.10 range at the end of 2006. We have worked closely with polycarbonate suppliers as we are a bulk volume purchaser for production in Hong Kong and Brazil, and we were able to negotiate prices to about $2.618/kg at the end of 2007, $2.6/kg for 2008 and $2.7/kg for 2009.

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

Current Customers

We have established a wide client base and distribution network covering Europe/United Kingdom, the Middle East, Australia, South America and Asia.

Our top three customers by value, who accounted for 39.67% of our revenue in 2009, are as follows:

•	Vivid Lead International Ltd markets our DVDR blank media in China. Sales to Vivid Lead International Ltd account for approximately 12.60% of our revenue.

•	Dream Midias Limited markets our DVDR blank media in Brazil. Sales to Dream Midias Limited account for approximately 5% of our revenue.

•	Auzykle Limited markets our DVDR blank media in Brazil. Sales to Auzykle Limited account for approximately 4% of our revenue.

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

In the Brazilian market, our DVDR facilities have already been running at full capacity but are not, yet, able to satisfy customer demands.  We have been transporting some of our DVDR output to Brazil from Hong Kong, which takes about 60-75 days for shipment and customs clearance. We have granted about 60-90 days credit with a certain amount of deposits from wholesaling customers and distributors.   We have exercised tight credit control in the South American market and, due to the strong market demand, we have recently reduced our credit period.

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

Employees

As of December 31, 2009, we had 100 full-time employees, including management. None of these employees are represented by any collective bargaining agreements. Neither we nor any of the subsidiaries have experienced a work stoppage. Management believes that our relations with our employees are good.

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

Brazil has in the past experienced extremely high rates of inflation, with annual rates of inflation reaching as high as 2,567% in 1993 (as measured by the Índice Geral de Preços do Mercado published by Fundação Getúlio Vargas, or IGP-M Index). More recently, Brazil’s rates of inflation were 10.4% in 2001, 25.3% in 2002, 8.7% in 2003, 12.4% in 2004, 1.2% in 2005, 3.8% in 2006, 3.5% in 2007, 0.78%in 2008 and -1.72% in 2009 (as measured by the IGP-M Index). Inflation, governmental measures to combat inflation and public speculation about possible future actions have in the past had significant negative effects on the Brazilian economy and have contributed to economic uncertainty in Brazil. If Brazil experiences substantial inflation in the future, our costs may increase and our operating and net margins may decrease. Inflationary pressures may also lead to further government intervention in the economy, which could involve the introduction of government policies that may adversely affect the overall performance of the Brazilian economy.

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

ITEM 2. DESCRIPTION OF PROPERTY

Hong Kong offices and facilities

Our main offices and manufacturing facilities are located in Hong Kong. We currently store and deliver products from our manufacturing facilities located in Kwun Tong, Kowloon, Hong Kong. We have placed a high priority on operating a safe, clean, and well-maintained distribution facility, which is a key selling point for many of our customers. Our prime location provides excellent proximity for shipping products to a diverse customer base located in all regions of the world.

A summary description of our facilities, including the total approximate square footage of our facilities, is provided in the table below:

Location	Principal Activities	Area (sq. feet)	Lease Expiration Date

Flat E,17/F., EGL Tower, 83 Hung To Road, Kwun Tong, Kowloon, Hong Kong	Administrative offices	4,000 sq. ft.	Expired on November 24, 2011

We lease office premises under various non-cancelable operating lease agreements that expire at 24 November 2011. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2009 are as follows:

Year ending December 31
2010	44,615
2011	$40,897

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

ITEM 3. LEGAL PROCEEDINGS

(a)           From time to time, the Company is subject to legal claims and legal proceedings that arise in the ordinary course of our business. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation. Management is not currently aware of any pending legal proceedings against Infosmart Group Inc.

ITEM 4. (REMOVED AND RESERVED)

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

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2009	$0.03	$0.02
September 30, 2009	0.02	0.01
June 30, 2009	0.05	0.05
March 31, 2009	0.05	0.05

December 31, 2008	$0.04	$0.03
September 30, 2008	0.08	0.08
June 30, 2008	0.16	0.16
March 31, 2008	0.27	0.26

As of March 31, 2010, we have approximately 161,560,520 shares of common stock issued and outstanding, no shares of Series A preferred stock issued and outstanding, and no shares of Series B preferred stock issued and outstanding.  We also have outstanding warrants that were issued in conjunction the private placement of our Series B Preferred Stock on August 16, 2006. These warrants, if exercised, would permit stockholders to purchase approximately 28,510,347 shares of our common stock.  Assuming exercise of all warrants as of March 31, 2010, we have approximately 190,070,867 shares of common stock outstanding.

Holders

As of January 31, 2010, we have 91 record holders of our common stock.

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

License usage rights

License usage rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the remaining term of the license obtained by Infosmart Holdings.  It has been written off in 2009 on disposal of Infoscience Holdings Limited.

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

Advertising expenses amounted to $230,769, $10,737 and $45,463 during 2009, 2008 and 2007 respectively and are included in selling and distributing costs.

Transportation expenses amounted to $214,574, $64,163 and $352,203 during 2009, 2008 and 2007 respectively and are included in selling and distributing costs.

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

The exchange rates in effect at December 31, 2009 and 2007 were HK$1 for $0.1290 and $0.1282 US dollars and Real$1 for $0.4323 and $0.5618 US dollars respectively. The average exchange rates for 2008,2007 and 2006 were HK$1 for $0.1284,$0.1282 and $0.1287 US dollars and Real$1 for $0.5589,$0.5163 and $0.46 US dollars respectively. There is no significant fluctuation in exchange rate for the conversion between Real dollars, HK dollars and US dollars after the balance sheet date.

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

The Company’s common stock equivalents at December 31, 2009 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	20,889,848
49,400,195

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective January 1, 2008, the Company adopted SFAS 159, which is now codified as FASB ASC 825-10-50-28 “Financial Instruments – overall – disclosure – Fair value Option”, but the Company has not elected the fair value option for any eligible financial instruments as of December 31, 2008 and 2009.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combination” (“SFAS 141R”). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and noncontrolling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141’s cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS No. 5, “Accounting for Contingencies”, in which case no amount should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, which is now codified as FASB ASC 805 “Business Combination”. The adoption of SFAS 141R did not have a material impact on the Company’s financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, and now is codified as FASB ASC 810-10-45-16 “Consolidation — Overall — Other Presentation Matter – Noncontrolling Interest In a Subsidiary”. Accordingly, in 2009, minority interests has been renamed noncontrolling interests, consolidated net income (loss) is reported at amounts that include the amounts attributable to both noncontrolling interests and Nam Tai’s shareholders for all periods presented. In addition, noncontrolling interests has been reported as a component of equity in the consolidated balance sheets and consolidated statements of changes in equity and comprehensive income for all periods presented. The Company has retrospectively applied the presentation to its prior year balances in the consolidated financial statements.

     In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. This FSP is now codified as FASB ASC 350-20, “Intangibles — Goodwill and Other Goodwill” effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 350-20 did not have a material impact on the Company’s financial position, results of operations and cash flows.

     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain non forfeitable rights to dividends or dividend equivalents. The FSP is effective for fiscal years beginning after December 31, 2008 and is now codified as FASB-ASC 718 “Compensation-Stock Compensation” effective for interim and annual periods ending after September 15, 2009. The adoption of FASB-ASC 718 did not have a material impact on the Company’s financial position, results of operations and cash flows.

     In November 2008, the FASB ratified the consensus reached by the Task Force in EITF Issue 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 requires entities that will acquire a defensive intangible asset after the effective date of SFAS 141R which is now codified as FASB ASC 805 “Business Combination” effective for interim and annual periods ending after September 15, 2009, to account for the acquired intangible asset as a separate unit of accounting and amortize the acquired intangible asset over the period during which the asset would diminish in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-7 did not have a material impact on the Company’s financial position, results of operations and cash flows.

     In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies “. FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141(R)-1 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 805 “Business Combination”. The adoption of FASB ASC 805 did not have a material impact on the Company’s financial position, results of operations and cash flows.

     In April 2009, the FASB issued FSP SFAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-2 and FAS 124-2 are effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 320 “Investments – Debt and Equity Securities”. The adoption of FASB ASC 320 did not have a material impact on the Company’s financial position, results of operations and cash flows.

     In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “ Interim Financial Reporting”, to require those disclosures in summarized financial information effective for the interim and annual periods ending after June 15, 2009. SFAS 107 is now codified as FASB ASC 825-10-50 “Financial Instrument-Overall-Disclosure”. The adoption of FASB ASC 825-10-50 did not have a material impact on the Company’s financial position, results of operations and cash flows.

     In May 2009, the FASB issued FSP SFAS 165 “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 855 “Subsequent Events”. The adoption of FASB ASC 855 did not have a material impact on the Company’s financial position, results of operations and cash flows. Effective February 24, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which removes the requirement to disclose the date through which subsequent events have been evaluated. The adoption of the ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

     In June 2009, the FASB issued FSP SFAS 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS 166 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 860-10 “Transfers and Servicing — Overall”. The adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial position, results of operations and cash flows.

     In June 2009, the FASB issued FSP SFAS 167 “Amendments to FASB Interpretation No. 46” The objective of this Statement is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 810-10-50-2A “Consolidation – Overall – Disclosure — Variable Interest Entities”. The adoption of FASB ASC 810-10-50-2A did not have a material impact on the Company’s financial position, results of operations and cash flows.

     In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No 162”, which supersedes all existing non-SEC accounting and reporting standards. The codification does not change GAAP but rather organizes it into a new hierarchy with two levels: authoritative and non-authoritative. All authoritative GAAP carries equal weight and is organized in a topical structure. The adoption of SFAS 168 did not have a material impact on the Company’s financial position, results of operations and cash flows.

     In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”. This ASU applies to all entities that measure liabilities at fair value within the scope of Topic 820 and provides clarification on how to measure liabilities at fair value when a quoted price in an active market is not available and clarify that it is not required to include a separate input or adjustment to other inputs relating to a restriction of transfer of liabilities. The adoption of ASU No. 2009-05 did not have a material impact on the Company’s financial position, results of operations and cash flows.

     In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, and it provides implementation guidance on accounting for uncertainty in income taxes effective for interim and annual reporting period ending on or after September 15, 2009. The adoption of ASU No. 2009-06 did not have any impact on the Company’s financial position, results of operations and cash flows.

     In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This update applies to all entities that hold an investment that is required to be measured or disclosed at fair value on a recurring or nonrecurring basis. These amendments permit, as a practical expedient, a reporting entity to measure the fair value of investment on the basis of the net asset value per share of the investment and require disclosures by major category of investment within the scope of this update. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009 and the adoption is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

     In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. The amendments in this update are the result of FASB Statement No. 167 “Amendments to FASB Interpretation No. 46 (R)”, which is now codified as FASB ASC 810-10-50-2A “Consolidation – Overall – Disclosure - Variable Interest Entities” and is effective for the interim and annual periods ending after December 15, 2009. The adoption of ASU No. 2009-17 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

     In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810)”, in which it clarifies that the scope of the decrease in ownership provision of the Subtopic and related guidance applies to a subsidiary or group of assets that is a business or nonprofit activity, but does not apply to sales of substance real estate & conveyances of oil and gas mineral rights. ASU No. 2010-02 is effective for the interim and annual periods ending after December 15, 2009. The adoption of ASU No. 2010-02 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended December 31
	2009	% of	2008	% of	2007	% of
	Audited	Revenue	Audited	Revenue	Audited	Revenue
NET SALES	$25,267,314	100.00%	$36,915,585	100.00%	$104,969,899	100.00%

COST OF SALES	(19,239,050)	76.14%	(32,211,974)	87.26%	(90,186,253)	85.92%

GROSS PROFIT	6,028,264	23.86%	4,703,611	12.74%	14,783,646	14.08%

A ADMINISTRATIVE EXPENSES	(6,520,667)	25.80%	(9,439,172)	25.57%	(4,416,087)	4.21%

DEPRECIATION	(2,448,307)	9.69%	(740,749)	2.00%	(743,743)	0.71%

SELLING AND DISTRIBUTING COSTS	(3,559,984)	14.09%	(742,524)	2.01%	(499,716)	0.47%

(LOSS) / INCOME FROM OPERATIONS	(6,500,694)	(25.72)%	(6,218,834)	(16.84)%	9,124,100	8.69%

OTHER INCOME	2,569,431	10.16%	2,276,769	6.17%	1,710,408	1.63%

GAIN ON DISPOSAL OF SUBSIDIARY	3,670,713	14.53%	-	0%	-	0%

INTEREST EXPENSES	(1,408,295)	(5.57)%	(1,191,545)	(3.23)%	(662,059)	0.63%

(LOSS) / INCOMEBEFORE INCOME TAXES	(1,668,845)	(6.60)%	(5,133,610)	(13.90)%	10,172,449	9.69%

INCOME TAXES	166,191	0.65%	(89,482)	(0.24)%	52,506	0.05%

NET (LOSS) / INCOME	(1,502,654)	(5.95)%	(5,223,092)	(14.14)%	10,224,955	9.74%

MMINORITY INTEREST	368,586	1.46%	(22,637)	(0.06)%	12,250	0.02%

SERIES B PREFERRED DIVIDENDS	-	(0.00)%	(189,312)	(0.52)%	(453,764)	(0.43)%

NET (LOSS) / INCOME APPLICABLE TO COMMON SHAREHOLDERS	$(1,134,068)	(4.49)%	$(5,435,041)	(14.72)%	$9,783,441	9.33%

Comparison of Two Years Ended December 31, 2009 and 2008

Net Sales. For the year ended December 31, 2009, net sales decreased approximately 31% from $36,915,585 to $25,267,314 relative to the year ended December 31, 2008. The decrease in net sales is a decrease specifically in the sale of of DVDRs in Hong Kong, which resulted from our policy of geographical diversification and our shift of focus from the lower margin Hong Kong markets to higher margin markets such as Asia and Brazil.  Market trends show a high expectation for the new Blu-ray discs and a lower demand for DVDR discs.

Cost of Sales. Cost of sales decreased from $32,211,974, or approximately 87.26% of net sales for the year ended December 31, 2008, to $19,239,050, or approximately 76.14% of net sales for the year ended December 31, 2009. The approximately 40% decrease was primarily attributable to the decrease in our volume of sales. The decrease in the cost of sales was in line with the decrease in our net sales.

Gross Profit. Gross profit increased approximately 28% from $4,703,611 for the year ended December 31, 2008 to $6,028,264 for the year ended December 31, 2009. This increase in gross profit was primarily due to reallocate sales related tax to selling and distribution costs.

Selling and Distribution Costs. For the year ended December 31, 2009, selling and distribution costs increased approximately 379% from $742,524 to $3,559,984 relative to the year ended December 31, 2008. This increase in selling and distribution costs was due to reallocation of sales related tax from cost of sales for the year ended December 31, 2009.

Administrative Expenses. Administrative expenses decreased approximately 31% from $9,439,172 for the year ended December 31, 2008 to $6,520,667 for the year ended December 31, 2009. This substantial decrease in administrative expenses during the year ended December 31, 2009 was mainly because the full provision for doubtful debts for the year of 2008 and 2009.

Net Income. Net loss decreased approximately 79.13% from $(5,435,041) for the year ended December 31, 2008 to net loss $(1,134,068) for the year ended December 31, 2009. This is due to the decrease in cost of sales and decreased administrative expenses.

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

Cost of Sales. Cost of sales decreased from $90,186,253, or approximately 85.92% of net sales for the year ended December 31, 2007, to $32,211,974, or approximately 87.26% of net sales for the year ended December 31, 2008. The approximately 64% decrease was primarily attributable to the decrease in our volume of sales. The decrease in the cost of sales was in line with the decrease in our net sales.

Gross Profit. Gross profit decreased approximately 68% from $14,783,646 for the year ended December 31, 2007 to $4,703,611 for the year ended December 31, 2008. This decrease in gross profit was primarily due to the decrease in our volume of net sales.

Selling and Distribution Costs. For the year ended December 31, 2008, selling and distribution costs increased approximately 48.50% from $499,716 to $742,524 relative to the year ended December 31, 2007. This increase in selling and distribution costs was promotion of our Blu-ray business for the year ended December 31, 2008.

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

New Markets

South America and Brazil

As expected, sales in South America grew significantly in the year 2009 and we anticipate that sales will continue to grow in this region in the near future.

Our Company’s latest developments in connection with Brazil are discussed in the section above entitled “Overview.” For other South American countries, we will select strong distribution partners, conduct more marketing activities and exhibitions, and pre-position inventory in bonded warehouses in the region to ensure prompt delivery of our products.

Brazil will remain our main focus in 2009. Our sales team will continue to locate distributors and strategic channel partners for specific territorial submarkets in Brazil.

We have launched our own brand “Hontek” and, “Laser Line” recordable optical media products in the Brazilian retail market in 2009, with sales to supermarkets and chain stores such as Bompreco (a Wal-Mart subsidiary). Management expects that sales directly to retailers will generate higher profit margins than sales to local wholesalers, the result is very encouraging which we have achieved a very widespread distribution network in South America with less than a year that would be beneficial for our distribution of different products in future

Other Developing Markets - The Middle East, Africa, Eastern European Region/Russia

Some of our Western European distributors sell our products to retailers in the Middle East and Eastern Europe. We plan to exploit opportunities in major developing markets in the Middle East, Africa, Russia and Eastern European countries directly by attending tradeshows and advertising in trade websites.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2009

Net cash flow provided by operating activities was $6,446,915 for the year ended December 31, 2009 and net cash flow provided by operating activities was $2,725,586 for the year ended December 31, 2008. The substantial increase in our net cash inflow provided by operating activities for the year ended December 31, 2009 was mainly due to the receipt from our trade & other receivable more than the repayment of our trade & other payable provided more cash flow.

Net cash flow used in investing activities was $1,665,592 and $113,875 for the years ended December 31, 2009 and 2008, respectively. Uses of cash flow for investing activities mainly related to the capital expenditures for the acquisition of plant and equipment.

Net cash flow used in financing activities was $4,021,190 for the year ended December 31, 2009. Compared with net cash flow provided by financing activities of $473,117 for the year ended December 31, 2008, the increase in our net cash outflow was mainly due to the repayment of non-recurring bank loans.

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

The following tables summarize our contractual obligations as of December 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$1,024	$1,024	$—	$—	$—
Other Indebtedness	11,030	5,789	5,241	—	—
Operating Leases	85	44	41	—	—
Total Contractual Obligations:	$12,139	$6,857	$5,282	$—	$—

Bank indebtedness consists of secured and unsecured borrowings from our banking facilities arrangements including letters of credit, bank overdrafts, and non-recurring bank loans.

Other indebtedness consists of loans and debt financing from independent third parties for working capital and the acquisition of DVDR production lines and equipment.

Operating leases amounts include a lease for office premises under non-cancelable operating lease agreement that expires in year 2011, with an option to renew the lease. The lease is on a fixed repayment basis. The lease does not include contingent rentals.

Off-balance Sheet Arrangements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Infosmart Group Inc.

Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infosmart Group Inc.

We have audited the accompanying consolidated balance sheet of Infosmart Group Inc. (the “Company”) and its subsidiaries as of December 31, 2009 and 2008 and the related consolidated statement of income, stockholders’ equity and cash flows for years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2009, have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered significant reduction in revenue and gross profit in the reported period, which would raise sufficient doubt about its ability as a going concern considering the amount of other loan which is repayable within one year in amounting to US$ 5,000,000 to be satisfied by the Company as disclose in Note 14. Management is confident and has taken measures to obtain financial support aiming at satisfying such commitment. Management has also contemplated a plan of debt restructuring and spin off exercise that is targeted to alleviate the repayment budget of the Company regarding those loan.

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants
Hong Kong
April 15, 2010

INFOSMART GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

	Year ended December 31
	2009	2008	2007

Net sales	25,267,314	36,915,585	104,969,899

Cost of sales	(19,239,050)	(32,211,974)	(90,186,253)

Gross profit	6,028,264	4,703,611	14,783,646

Administrative expenses	(6,520,667)	(9,439,172)	(4,416,087)

Depreciation – note 11	(2,448,307)	(740,749)	(743,743)
Selling and distributing costs	(3,559,984)	(742,524)	(499,716)
(Loss) / income from operations	(6,500,694)	(6,218,834)	9,124,100

Other income – note 6	2,569,431	2,276,769	1,710,408

Gain on disposal of subsidiary – note 6	3,670,713	-	-

Interest expenses	(1,408,295)	(1,191,545)	(662,059)

(Loss) / income before income taxes	(1,668,845)	(5,133,610)	10,172,449

Income taxes – note 7	166,191	(89,482)	52,506

Non-controlling interests - PL	368,586	(22,637)	12,250

Net (loss) / income	(1,134,068)	(5,245,729)	10,237,205

Series B preferred dividends	-	(189,312)	(453,764)
Net (loss) / income applicable to common shareholders	(1,134,068)	(5,435,041)	9,783,441

Other comprehensive income
Foreign currency translation adjustments	4,453,958	(5,839,679)	1,497,766

Total comprehensive income / (loss)	3,319,890	(11,274,720)	11,281,207

(Loss) / earning per share
- basic and dilutive – note 8	(0.01)	(0.03)	0.07

Weighted average shares outstanding
- basic – note 8	161,560,520	161,560,520	140,025,108
- dilutive – note 8	161,560,520	161,560,520	140,622,119

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	As of December 31
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	186,086	$449,089
Trade receivables (net of allowance for doubtful accounts of $Nil for 2009 and 2008)	3,223,962	7,628,529
Prepaid expenses and other receivables – note 9	5,947,327	4,653,565
Provision for tax	403,798	880,008
Inventories – note 10	1,299,802	1,906,445

Total current assets	11,060,975	15,517,636
Deferred tax assets – note 7	37,134	-
Plant and equipment, net – note 11	31,126,578	28,210,693
Intangible assets – note 16	-	1,528,475

TOTAL ASSETS	42,224,687	45,256,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	2,012,703	$4,613,815
Other payables and accrued liabilities – note 12	1,408,150	1,177,485
Income tax payable	141,934	242,862
Current portion of bank borrowings – note 13	1,024,176	5,465,309
Finance lease payable	114,458	11,373
Current portion of other loans – note 14	5,789,228	3,503,542

Total current liabilities	10,490,649	15,014,386
Non-current portion of other loans – note 14	5,241,377	7,191,948
Advance from a related party – note 15	2,058,653	929,751
Deferred tax liabilities – note 7	1,781,327	2,396,706

TOTAL LIABILITIES	19,572,006	25,532,791

COMMITMENTS AND CONTINGENCIES — note 17

INFOSMART GROUP INC.
CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF DECEMBER 31, 2009 AND 2007
(Stated in US Dollars)

	As of December 31
	2009	2008

STOCKHOLDERS’ EQUITY
Common stock: No par value
Authorized: 300,000,000 shares; Issued and outstanding:
2009 – 161,560,520 shares and 2008 – 161,560,520 shares – note 18	4,557,827	4,557,827
Additional paid-in-capital – note 18	8,118,664	8,118,664
Accumulated other comprehensive income	131,282	(4,322,676)
Retained earnings	10,169,532	11,303,600
TOTAL STOCKHOLDERS’ EQUITY	22,977,305	19,657,415

Non-controlling interest	(324,624)	66,598

	22,652,681	19,724,013

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	42,224,687	$45,256,804

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2007 AND 2006
(Stated in US Dollars)

	Year ended December 31
	2009	2008	2007
Cash flows from operating activities
Net (loss) / income	$(1,134,068)	$(5,435,041)	$9,783,441
Adjustments to reconcile net (loss) / income to net cash flows provided by operating activities:
Depreciation	3,061,288	2,384,286	2,960,677
Amortization of license usage right	1,528,475	282,180	289,552
Income taxes	123,365	89,481	350,568
Loss / (Profit) on disposal of property, plant and equipment	16,670	(63,000)	245,934
Changes in operating assets and liabilities:
Trade receivables	4,404,567	31,097,353	(32,536,829)
Prepaid expenses and other receivables	(1,293,762)	(4,109,221)	(274,132)
Inventories	606,643	1,489,749	(2,335,122)
Tax prepaid	476,210	(866,161)	(13,847)
Trade payables	(2,601,112)	(21,195,207)	22,874,578
Income tax payable	(100,928)	(453,967)	332,258
Advance from a related party	1,128,902	117	3,285
Other payables and accrued liabilities	230,665	(494,983)	(7,107,709)

Net cash flows provided by / (used in) operating activities	6,446,915	2,725,586	(5,427,346)

Cash flows from investing activities
Acquisition of plant and equipment	(1,787,472)	(281,892)	(531,331)
Proceeds from disposal of plant and machinery	121,880	168,017	52,838
Cash acquired on the acquisition of subsidiaries	-	-	-

Net cash flows used in investing activities	(1,665,592)	(113,875)	(478,493)

Cash flows from financing activities
Dividend paid	-	(189,312)	(453,764)
Proceeds from other loans	2,636,316	3,564,062	4,764,761
Repayment of non-recurring bank loans	(2,092,520)	(2,759,328)	(8,294)
(Repayment) / Net advancement of other bank borrowings	(3,114,366)	(550,915)	221,126
New obligations under capital leases	180,722	-	112,810
Repayment of other loans	(2,311,885)	(87,571)	(298,109)
Decrease in restricted cash	-	-	552,973
Increase in bank overdrafts	757,491	64,000	194,423
Proceeds from issuance of common stock	-	455,000	-
Repayment of obligations under capital leases	(76,948)	(22,819)	(37,686)

Net cash flows (used in) / provided by financing activities	(4,021,190)	473,117	5,048,240

Effect of foreign currency translation on cash and cash equivalents	(1,023,136)	(3,659,179)	1,674,781

Net increase in cash and cash equivalents	(263,003)	(574,351)	817,182
Cash and cash equivalents, beginning of year	449,089	1,023,440	206,258

Cash and cash equivalents, end of year	$186,086	$449,089	$1,023,440

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

	Year ended December 31
	2009	2008	2007

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$1,408,295	$1,191,545	$457,662
Income taxes	73,200	1,084,052	509,108

Noncash investing and financing activities:
Conversion of Series B shares to common stock	-	1,690,222	891,704

See the accompanying notes to consolidated financial statements

INFOSMART GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Stated in US Dollars)

						Accumulated
			Series A Preferred		Additional	other
	Common stock		stock		Paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	Income/(loss)	earnings	Total

Balance, December 31, 2005	10,119,040	$1	-	$-	$619,877	$31,658	$8,389,883	$9,041,419
Issuance of common stock - note 18	-	999	-	-	-	-	-	999
Issuance of Series A shares - note 18	-	-	944,445	-	(21,336)	-	-	(21,336)
Issuance of common stock - note 18	3,309,770	747,000	-	-	-	-	-	747,000
Issuance of Series A shares - notes 8 and 18	-	-	55,555	-	1,431,993	-	-	1,431,993
Conversion of Series A shares - note 18	116,721,360	-	(1,000,000)	-	-	-	-	-
Issuance of Series B shares with detachable warrants - note 18	-	-	-	-	5,443,330	-	-	5,443,330
Series B preferred deemed
- dividend - note 18	-	-	-	-	-	-	(2,297,157)	(2,297,157)
Conversion of Series B shares - note 18	4,851,256	512,101	-	-	-	-	-	512,101
Exercise of warrants - note 18	800,000	260,800	-	-	-	-	-	260,800
Issuance of Placement Agent Warrants - note 18	-	-	-	-	644,800	-	-	644,800
Comprehensive income
Net income	-	-	-	-	-	-	1,064,544	1,064,544
Foreign currency translation adjustments	-	-	-	-	-	(12,421)	-	(12,421)
Total comprehensive income								1,052,123

Series B preferred dividend	-	-	-	-	-	-	(202,069)	(202,069)

Balance, December 31, 2006	135,801,426	$1,520,901	-	$-	$8,118,664	$19,237	$6,955,201	$16,614,003

Series B preferred dividend	-	-	-	-	-	-	(453,763)	(453,763)
Conversion of Series B shares - note 18	8,447,282	891,704	-	-	-	-	-	891,704
Net income	-	-	-	-	-	-	10,237,205	10,237,205
Foreign currency translation adjustments	-	-	-	-	-	1,497,766	-	1,497,766

Balance, December 31, 2007	144,248,708	$2,412,605	-	$-	$8,118,664	$1,517,003	$16,738,643	$28,786,915

Series B preferred dividend	-	-	-	-	-	-	(189,313)	(189,313)
Issuance of Common Stock	1,300,000	$455,000	-	-	-	-	-	455,000
Conversion of Series B shares - note 18	16,011,812	$1,690,222	-	-	-	-	-	1,690,222
Net income	-	-	-	-	-	-	(5,245,730)	(5,245,730)
Foreign currency translation adjustments	-	-	-	-	-	$(5,839,679)	-	(5,839,679)

Balance, December 31, 2008	161,560,520	$4,557,827	-	$-	$8,118,664	$(4,322,676)	$11,303,600	$19,657,415
Net income	-	-	-	-	-	-	(1,134,068)	(1,134,068)
Foreign currency translation adjustments	-	-	-	-	-	$4,453,958	-	4,453,958

Balance, December 31, 2009	161,560,520	$4,557,827	-	$-	$8,118,664	$131,282	$10,169,532	$22,977,305

See notes to consolidated financial statements

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
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

These financial statements have been prepared on a going concern basis. The Company has working capital surplus of $570,326 at December 31, 2009 as compared with a surplus of $503,250 in 2008.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant loss for the year ended December 31, 2009 and has a capital commitment of $5,000,000 to be repayable by monthly installment of $366,666 for the period from June 2009 till Aug 2010. The Company is therefore suffered by a heavily liquidity pressure.

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

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

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

As of December 31, 2009, the particulars of the subsidiaries are as follows:

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
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

License usage rights

License usage rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the remaining term of the license obtained by IHL.  The license usage rights has been written off in 2009 on disposal of Infoscience Holdings Limited

Concentrations of credit risk

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

At December 31, 2009, 2008 and 2007, customers representing 10% or more of the Company’s net sales and their related trade receivables are:

Net sales	Year ended December 31
	2009	2008	2007

Cheong King Industrial Limited	$-	$6,868,890	$-
Mega Lyra Limited	-	5,490,000	-
Optimost Investments Limited	-		26,507,301
Vivid Lead International Ltd	3,182,460		-

	$3,182,460	$12,358,890	$26,507,301

Trade receivables	As of December 31
	2009	2008	2007

Cheong King Industrial Limited	$-	$2,974,155	$-

	$-	$2,974,155	$-

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Advertising and transportation expenses

Advertising, transportation and other product-related costs are charged to expenses as incurred.

Advertising expenses amounted to $157,094, $230,769 and $10,737 during 2009, 2008 and 2007 respectively and are included in selling and distributing costs.

Transportation expenses amounted to $242,745 $214,574 and $64,163 during 2009, 2008 and 2007 respectively and are included in selling and distributing costs.

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

The exchange rates in effect at December 31, 2009 and 2008 were HK$1 for $0.1282 and $0.1282 US dollars and Real$1 for $0.5737 and $0.5618 US dollars respectively. The average exchange rates for 2009,2008 and 2007 were HK$1 for $0.1282,$0.1282 and $0.1282 US dollars and Real$1 for $0.4918,$0.5589 and $0.5163 US dollars respectively. There is no significant fluctuation in exchange rate for the conversion between Real dollars, HK dollars and US dollars after the balance sheet date.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
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

The Company’s common stock equivalents at December 31, 2009 include the following:
Detachable common stock warrants	28,510,347
Placement agent warrants	20,889,848
49,400,195

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective January 1, 2008, the Company adopted SFAS 159, which is now codified as FASB ASC 825-10-50-28 “Financial Instruments – overall – disclosure – Fair value Option”, but the Company has not elected the fair value option for any eligible financial instruments as of December 31, 2008 and 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combination” (“SFAS 141R”). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and noncontrolling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141’s cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS No. 5, “Accounting for Contingencies”, in which case no amount should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, which is now codified as FASB ASC 805 “Business Combination”. The adoption of SFAS 141R did not have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, and now is codified as FASB ASC 810-10-45-16 “Consolidation — Overall — Other Presentation Matter – Noncontrolling Interest In a Subsidiary”. Accordingly, in 2009, minority interests has been renamed noncontrolling interests, consolidated net income (loss) is reported at amounts that include the amounts attributable to both noncontrolling interests and Nam Tai’s shareholders for all periods presented. In addition, noncontrolling interests has been reported as a component of equity in the consolidated balance sheets and consolidated statements of changes in equity and comprehensive income for all periods presented. The Company has retrospectively applied the presentation to its prior year balances in the consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. This FSP is now codified as FASB ASC 350-20, “Intangibles — Goodwill and Other Goodwill” effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 350-20 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain non forfeitable rights to dividends or dividend equivalents. The FSP is effective for fiscal years beginning after December 31, 2008 and is now codified as FASB-ASC 718 “Compensation-Stock Compensation” effective for interim and annual periods ending after September 15, 2009. The adoption of FASB-ASC 718 did not have a material impact on the Company’s financial position, results of operations and cash flows.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently Issued Accounting Pronouncements

In November 2008, the FASB ratified the consensus reached by the Task Force in EITF Issue 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 requires entities that will acquire a defensive intangible asset after the effective date of SFAS 141R which is now codified as FASB ASC 805 “Business Combination” effective for interim and annual periods ending after September 15, 2009, to account for the acquired intangible asset as a separate unit of accounting and amortize the acquired intangible asset over the period during which the asset would diminish in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-7 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies “. FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141(R)-1 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 805 “Business Combination”. The adoption of FASB ASC 805 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-2 and FAS 124-2 are effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 320 “Investments – Debt and Equity Securities”. The adoption of FASB ASC 320 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information effective for the interim and annual periods ending after June 15, 2009. SFAS 107 is now codified as FASB ASC 825-10-50 “Financial Instrument-Overall-Disclosure”. The adoption of FASB ASC 825-10-50 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In May 2009, the FASB issued FSP SFAS 165 “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 855 “Subsequent Events”. The adoption of FASB ASC 855 did not have a material impact on the Company’s financial position, results of operations and cash flows. Effective February 24, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which removes the requirement to disclose the date through which subsequent events have been evaluated. The adoption of the ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued FSP SFAS 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS 166 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 860-10 “Transfers and Servicing — Overall”. The adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued FSP SFAS 167 “Amendments to FASB Interpretation No. 46” The objective of this Statement is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC  810-10-50-2A “Consolidation – Overall – Disclosure — Variable Interest Entities”. The adoption of FASB ASC 810-10-50-2A did not have a material impact on the Company’s financial position, results of operations and cash flows.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No 162”, which supersedes all existing non-SEC accounting and reporting standards. The codification does not change GAAP but rather organizes it into a new hierarchy with two levels: authoritative and non-authoritative. All authoritative GAAP carries equal weight and is organized in a topical structure. The adoption of SFAS 168 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”. This ASU applies to all entities that measure liabilities at fair value within the scope of Topic 820 and provides clarification on how to measure liabilities at fair value when a quoted price in an active market is not available and clarify that it is not required to include a separate input or adjustment to other inputs relating to a restriction of transfer of liabilities. The adoption of ASU No. 2009-05 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, and it provides implementation guidance on accounting for uncertainty in income taxes effective for interim and annual reporting period ending on or after September 15, 2009. The adoption of ASU No. 2009-06 did not have any impact on the Company’s financial position, results of operations and cash flows.

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This update applies to all entities that hold an investment that is required to be measured or disclosed at fair value on a recurring or nonrecurring basis. These amendments permit, as a practical expedient, a reporting entity to measure the fair value of investment on the basis of the net asset value per share of the investment and require disclosures by major category of investment within the scope of this update. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009 and the adoption is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. The amendments in this update are the result of FASB Statement No. 167 “Amendments to FASB Interpretation No. 46 (R)”, which is now codified as FASB ASC 810-10-50-2A “Consolidation – Overall – Disclosure - Variable Interest Entities” and is effective for the interim and annual periods ending after December 15, 2009. The adoption of ASU No. 2009-17 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810)”, in which it clarifies that the scope of the decrease in ownership provision of the Subtopic and related guidance applies to a subsidiary or group of assets that is a business or nonprofit activity, but does not apply to sales of substance real estate & conveyances of oil and gas mineral rights. ASU No. 2010-02 is effective for the interim and annual periods ending after December 15, 2009. The adoption of ASU No. 2010-02 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

5.	Professional expenses related to Restructuring and Share Exchange

	Year ended December 31
	2009	2008	2007

Issuance of shares of Infosmart’s common stock to HIG Note 5(a)	$-	$-	$1,431,993
Reverse Merger fees Note 5(b)	-	-	450,000
Issuance of the Company’s common stock to professional parties Note 5c	-	-	747,000
Others	-	-	124,397

	$-	$-	$2,753,390

Notes:

5(a).
Under the terms of the Exchange Agreement, immediately prior to the closing of the Exchange Agreement, HIG received 58.82352 shares (exchanged for 55,555.55 shares of the Company’s Series A Convertible Preferred Stock) of Infosmart’s common stock as payment for its services as a finder in connection with the exchange transaction.

5(b).	Keating Securities, LLC. was paid an advisory fee of $450,000.
5(c).	Fees for services rendered by Worldwide Gateway Company Ltd. and Richardson and Patel were settled by issuance of 2,850,000 shares and 459,770 shares of the Company’s common stock.
5(d).	The above professional expenses relate to the Restructuring and Share Exchange which occurred during the year and are non-recurring.

6.	Other Income

	Year ended December 31
	2009	2008	2007

Gain on disposal of subsidiary	$3,670,713	$-	$-
Insurance compensation	-	670,941	641,157
Interest income	-	1,468	5,473
Scrap sales	64,859	265,449	160,455
Other income	2,504,572	416,380	903,323

	$6,240,144	$1,354,238	$1,710,408

7.	Income taxes

The components of income before income taxes are:-

	Year ended December 31
	2009	2008	2007

Brazil	$643,473	$3,903,035	$(2,360,083)
Hong Kong	(1,813,351)	(3,104,057)	(1,148,746)
The British Virgin Islands	583,857	(3,583,171)	14,336,412
The United States	(1,082,824)	(2,067,236)	(482,683)
Elimination of the inter-group transaction	-	(282,181)	(172,451)

	$(1,668,845)	$(5,133,610)	$10,172,449

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

7.	Income taxes (cont’d)

The components of the provision for income taxes are:-

	Year ended December 31
	2009	2008	2007
Current taxes
Hong Kong	$4,897	$51,309	$155,011

Deferred taxes
Hong Kong	(180,926)	38,173	(207,517)

	(176,029)	$89,482	$(52,506)

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the years ended December 31, 2009, 2008 and 2007. The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profit tax rate of 16.5% (2008: 16.5%)on the estimated assessable profits during the years.

The Company’s subsidiaries operating in Brazil is subject to profit tax rate of 34%. No provision for income tax in Brazil has been made as the Company had tax relief for the year ended December 31, 2009.

The effective income tax expenses differ from the statutory rate of 34% in the United States as follows:
	Year ended December 31
	2009	2008	2007

Provision for income tax at 34%	$218,780	$1,327,031	$3,458,632
Foreign tax rate differential	(176,029)	89,482	304,207
Increase in valuation allowance	-	-	966,540
Exemption in taxation	(218,780)	(1,327,031)	(4,874,381)
Others	-	-	92,496

Effective income tax expenses	$(176,029)	$89,482	$(52,506)

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

7.	Income taxes (cont’d)

Deferred tax (assets) liabilities as of December 31, 2009 and 2008 are composed of the following:

	As of December 31
	2009	2008

Hong Kong

Operating losses available for future periods	$-	$-
Temporary difference on accelerated tax depreciation on plant and equipment	1,744,193	2,396,706

The United Sates

Operating losses available for future periods	(4,681,910)	(2,740,553)
Valuation allowance	4,681,910	2,740,553

Deferred tax liabilities, net	$1,744,193	$2,396,706

Recognized in the balance sheet:
Net deferred tax assets	$(37,134)	$-
Net deferred tax liabilities	1,781,327	2,396,706

	$1,744,193	$2,396,706

The Company has a federal net operating loss carry forward of $4,681,910 (2008: $2,740,553) available to offset taxable income through to the year 2009. The Company recorded a deferred income tax asset for the tax effect of net operating loss carry forwards aggregating $4,681,910 (2008: $2,740,553), against which the Company has recorded a full valuation allowance in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period. At December 31, 2009, the effect of such limitation, if imposed, has not been determined.

At December 31, 2009, the Company also had a net operating loss carried forward of $4,681,910 (2007: $2,740,553) in Hong Kong that is available for offset against future profits for an unlimited period of time.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

8.	Earning per share

The Company’s common stock equivalents at December 31, 2009 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	20,889,848

49,400,195

The Company stock equivalents on issue during the period were anti-dilutive.

9.	Prepaid expenses and other receivables

	As of December 31
	2009	2008

Prepaid professional expenses	$285,714	$714,285
Other prepaid operating expenses	1,469,916	1,857,868
Rental and utility deposits	23,167	84,127
Reclassification of Current Account with Infoscience Holdings Limited on disposal	2,936,935	-
Blu-ray production facility deposit	1,231,595	1,997,285

	$5,947,327	$4,653,565

10.	Inventories

	As of December 31
	2009	2008

Raw materials	$775,711	$1,270,204
Work in progress	-	141,350
Finished goods	524,091	494,891

	$1,299,802	$1,906,445

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

11.	Plant and equipment

	As of December
	2009	2008
Costs
Production lines and equipment	$40,258,099	$38,285,587
Leasehold improvements	2,445,523	2,091,402
Furniture, fixtures and office equipment	264,893	212,399
Motor vehicles	252,728	255,615

	43,221,243	40,845,003

Accumulated depreciation
Production lines and equipment	10,158,448	11,286,382
Leasehold improvements	1,706,497	1,220,333
Furniture, fixtures and office equipment	162,378	74,776
Motor vehicles	67,342	52,819

	12,094,665	12,634,310

Net
Production lines and equipment	30,099,651	26,999,205
Leasehold improvements	739,026	871,069
Furniture, fixtures and office equipment	102,515	137,623
Motor vehicles	185,386	202,796

Plant and equipment, net	$31,126,578	$28,210,693

An analysis of production lines and equipment pledged to banks for banking facilities (note 13) granted to the Company is as follows:

	Pledge for banking facilities
	As of December 31
	2009	2008
Costs	$615,384	$14,724,398
Accumulated depreciation	(172,307)	(4,677,815)

Net	$443,077	$10,046,583

	Pledge for banking facilities
	As of December 31
	2009	2008
Depreciation for the year	$43,076	$562,714

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

11.	Plant and equipment (cont’d)

The components of depreciation charged are:

	Year ended December 31
	2009	2008	2007

Included in factory overheads	$2,199,590	$1,925,717	$2,500,452
Production lines and equipment

Included in operating expenses
Leasehold improvements	741,413	373,174	395,835
Furniture, fixtures and office equipment	74,596	30,799	29,900
Motor vehicles	45,689	54,596	34,490

	861,698	458,569	460,225

	$3,061,288	$2,384,286	$2,960,677

12.	Other payables and accrued liabilities

	As of December 31
	2009	2008
Customers deposits	$327,908	$-
Accrued professional fee	218,532	59,272
Staff costs payable	235,753	113,503
Other loan interest payable	521,445	258,465
Other accrued expenses for operations	104,512	746,245

	$1,408,150	$1,177,485

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

13.	Bank borrowings

	As of December 31
	2009	2008
Secured:
Bank overdrafts repayable on demand	$255,987	$258,423
Repayable within one year
Non-recurring bank loans	-	2,092,520
Other bank borrowings	-	3,114,366

	255,987	5,465,309
Repayable after one year
Non-recurring bank loans	-	-

	255,987	5,465,309

Unsecured:
Bank overdrafts repayable on demand
Repayable within one year	768,189	-
Other bank borrowings	-	-

	768,189	-

	$1,024,176	$5,465,309

As of December 31, 2009, the Company’s banking facilities are composed of the following:

		Amount
Facilities granted	Granted	Utilized	Unused

Bank overdrafts	629,330	628,907	423

As of December 31, 2009, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over 1 DVDR discs production lines with carrying amounts of $443,077 (note 11);

(b)	joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary.

The interest rates of bank loans in ISTL and IML were at 1.75% and 1.5% over one month Hong Kong Interbank Offered Rate per annum respectively

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

14.	Other loans

The outstanding principal of the other loans are repayable as follows:

	As of December 31
	2009	2008

Year ending December 31
2008	$-	$-
2009	5,789,228	3,503,542
2010	5,241,377	7,191,948

Total	11,030,605	10,695,490
Current portion	(5,789,228)	(3,503,542)

Non-current portion	5,241,377	7,191,948

All the other loans are unsecured and have fixed repayment terms. The interest rate is Hong Kong Prime interest rate (the average effective rate is approximately 5.44% (2009) and 5.44% (2008) .

15.	Advance from a related party

Advance from a related party for working capital are as follows:

	As of December 31
	2009	2008

Prime Corporate Developments Ltd.	$929,751	$929,751
Umetech Global Marketing Ltd.	$1,128,902	$-

	$2,058,653	$929,751

The above advance is interest-free, unsecured and the related party has undertaken not to demand repayment in the next twelve months.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

16.	License usage rights

	2009	2008
Cost of license usage rights	$2,092,809	$2,092,809
Less: Accumulated amortization	(2,092,809)	(564,334)

Land use rights, net	$-	$1,528,475

The Company obtained the Infoscience Holdings Limited during 2006.  In the process of acquisition, 2 license were obtained for the production of DVDR discs (“the Products”)

1.	License agreement granted from DVDR developer (intellectual property owner) to produce the Products
2.	The license for the manufacture of optical discs issued by the Customs and Excise Department of Hong Kong

Estimate usage right totally is 89 months.  At 30 November 2009, the license will be written off on disposal of Infoscience Holdings Limited

Amortization expense for the years ended 2009 was $1,528,475 (2008:$282,180 & 2007: $282,154).

17.	Commitments and contingencies

Operating leases commitments

The Company leases office premises under various non-cancelable operating lease agreements that expire at 24 November 2011, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2009 are as follows:-

Year ending December 31
2010	44,615
2011	40,897

Rental expense was $346,192, $246,073, and $214,899 during 2009, 2008 and 2007 respectively.

Contingencies

From time to time, the Company is subject to legal claims and legal proceedings that arise in the ordinary course of our business. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation. Management is not currently aware of any pending legal proceedings against Infosmart Group

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

18.	Common Stock and Convertible Preferred Stock

							Additional
							paid-in
	Common stock		Series A		Series B		capital
	No. of		No. of		No. of
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2006	10,119,040	$1	-	$-	-	$-	$619,877

Issuance of Infosmart’s common stock prior to exchange transaction on August 11, 2006	-	999	-	-	-	-	-
Issuance of Series A shares on August 16, 2006 for the exchange of:
- 1,000 shares of Infosmart’s common stock held by Original Infosmart Shareholders	-	-	944,445	-	-	-	(21,336)
- 58.82352 shares of Infosmart’s common stock held by HIG	-	-	55,555	-	-	-	1,431,993
Issuance of common stock for the completion of the Restructuring and Share Exchange:
on August 16, 2006
- finders fee	2,850,000	627,000	-	-	-	-	-
- legal advise fee	459,770	120,000	-	-	-	-	-
Issuance of Series B shares with detachable warrants on August 16, 2006	-	-	-	-	1,092,857	3,738,827	5,443,330
Issuance of Placement Agent warrants on various dates	-	-	-	-	-	(644,800)	644,800
Conversion of Series A to common stock on October 12, 2006	116,721,360	-	(1,000,000)	-	-	-	-
Conversion of Series B to common stock on various date	4,851,256	512,101	-	-	(180,883)	(512,101)	-
Issuance of common stock for the exercise of warrants	800,000	260,800	-	-	-	-	-

Balance, December 31, 2006	135,801,426	$1,520,901	-	$-	911,974	$2,581,926	$8,118,664

Conversion of Series B to common stock on various date	8,447,282	$891,704	-	-	(314,963)	(891,704)	-

Balance, December 31, 2007	144,248,708	$2,412,605	-	$-	597,011	$1,690,222	$8,118,664

Issuance of common stock	1,300,000	$455,000	-	-	-	-	-
Conversion of Series B to common stock on various date	16,011,812	$1,690,222	-	-	(597,011)	(1,690,222)	-

Balance, December 31, 2008	161,560,520	$4,557,827	-	$-	-	$-	$8,118,664

Balance, December 31, 2009	161,560,520	$4,557,827	-	$-	-	$-	$8,118,664

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
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

The assets of the schemes are controlled by trustees and held separately from those of the Company. The Company fully complied the contribution requirement and total pension cost was $70,115, $42,552 and $65,959 for the years ended December 31, 2009, 2008 and 2007 respectively.

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

20.	Segment Information

The Company is engaged in the manufacture and distribution of DVDR discs and CDR. The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar. Information for the products of DVDR and CDR is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

Year ended December 31, 2007

	Flash drive and	DVDR and			2007
	memory card	Related Products	CDR	Blu-ray	Total
NET SALES	38,073,558	63,811,546	3,084,795	0	104,969,899

COST OF SALES	(45,735,205)	(41,349,265)	(3,101,783)	-	(90,186,253)

GROSS PROFIT	(7,661,647)	22,462,281	(16,988)	-	14,783,646

ADMINISTRATIVE EXPENSES	-	(4,416,087)	-	-	(4,416,087)

DEPRECIATION	-	(743,743)	-	-	(743,743)

SELLING AND DISTRIBUTING COSTS	-	(499,716)	-	-	(499,716)

INCOME / (LOSS) FROM OPERATIONS	(7,661,647)	16,802,735	(16,988)	-	9,124,100

OTHER INCOME	-	1,710,408	-	-	1,710,408

GAIN ON DISPOSAL OF SUBSIDIARY	-	-	-	-	-

INTEREST EXPENSES	-	(662,059)		-	(662,059)

INCOME BEFORE INCOME TAXES	(7,661,647)	17,851,084	(16,988)	-	10,172,449

INCOME TAXES	-	52,506	-	-	52,506

NET INCOME	(7,661,647)	17,903,590	(16,988)	-	10,224,955

MINORITY INTEREST	-	12,250	-	-	12,250

SERIES B PREFERRED DIVIDENDS	-	(453,764)	-	-	(453,764)

NET (LOSS)/INCOME APPLICABLE TO COMMON SHAREHOLDERS	(7,661,647)	17,462,076	(16,988)	-	9,783,441

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

20.           Segment Information (Con’t)

Year ended December 31, 2008

	Flash drive and	DVDR and			2008
	memory card	Related Products	CDR	Blu-ray	Total
NET SALES	650,962	32,179,157	2,275,466	1,810,000	36,915,585

COST OF SALES	(1,670,984)	(27,762,606)	(1,883,384)	(895,000)	(32,211,974)

GROSS PROFIT	(1,020,022)	4,416,551	392,082	915,000	4,703,611

ADMINISTRATIVE EXPENSES	-	(9,439,172)	-	-	(9,439,172)

DEPRECIATION	-	(740,749)	-	-	(740,749)

SELLING AND DISTRIBUTING COSTS	-	(742,524)	-	-	(742,524)

INCOME / (LOSS) FROM OPERATIONS	(1,020,022)	(6,505,894)	392,082	915,000	(6,218,834)

OTHER INCOME	-	2,276,769	-	-	2,276,769

GAIN ON DISPOSAL OF SUBSIDIARY	-	-	-	-	-

INTEREST EXPENSES	-	(1,191,545)		-	(1,191,545)

INCOME BEFORE INCOME TAXES	(1,020,022)	(5,420,670)	392,082	915,000	(5,133,610)

INCOME TAXES	-	(89,482)	-	-	(89,482)

NET INCOME	(1,020,022)	(5,510,152)	392,082	915,000	(5,223,092)

MINORITY INTEREST	-	(22,637)	-	-	(22,637)

SERIES B PREFERRED DIVIDENDS	-	(189,312)	-	-	(189,312)

NET (LOSS)/INCOME APPLICABLE TO COMMON SHAREHOLDERS	(1,020,022)	(5,722,101)	392,082	915,000	(5,435,041)

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

20.           Segment Information (Con’t)

Year ended December 31, 2009

	Flash drive and	DVDR and			2009
	memory card	Related Products	CDR	Blu-ray	Total
NET SALES	-	22,192,312	2,711,485	363,517	25,267,314

COST OF SALES	-	(16,185,149)	(2,677,500)	(376,401)	(19,239,050)

GROSS PROFIT	-	6,007,163	33,985	(12,884)	6,028,264

ADMINISTRATIVE EXPENSES	-	(6,509,024)	-	(11,643)	(6,520,667)

DEPRECIATION	-	(2,224,074)	-	(224,233)	(2,448,307)

SELLING AND DISTRIBUTING COSTS	-	(3,559,984)	-	-	(3,559,984)

INCOME / (LOSS) FROM OPERATIONS	-	(6,285,919)	33,985	(248,760)	(6,500,694)

OTHER INCOME	-	2,569,431	-	-	2,569,431

GAIN ON DISPOSAL OF SUBSIDIARY	-	3,670,713	-	-	3,670,713

INTEREST EXPENSES	-	(1,403,237)		(5,058)	(1,408,295)

INCOME BEFORE INCOME TAXES	-	(1,449,012)	33,985	(253,818)	(1,668,845)

INCOME TAXES	-	702,168	-	(535,977)	166,191

NET INCOME	-	(746,844)	33,985	(789,795)	(1,502,654)

MINORITY INTEREST	-	(26,311)	-	394,897	368,586

SERIES B PREFERRED DIVIDENDS	-	-	-	-	-

NET (LOSS)/INCOME APPLICABLE TO COMMON SHAREHOLDERS	-	(773,155)	33,985	(394,898)	(1,134,068)

INFOSMART GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, and 2007
(Stated in US Dollars)

20.	Segment Information (cont’d)

Year ended December 31, 2007

	Flash drive and	DVDR and			2007
	memory card	Related Products	CDR	Blu-ray	Total
TOTAL ASSETS	28,179,194	46,145,703	2,283,134	0	76,608,031

Year ended December 31, 2008

	Flash drive and	DVDR and			2008
	memory card	Related Products	CDR	Blu-ray	Total
TOTAL ASSETS	282,331	42,768,465	396,008	1,810,000	45,256,804

Year ended December 31, 2009

	Flash drive and	DVDR and			2009
	memory card	Related Products	CDR	Blu-ray	Total
TOTAL ASSETS	-	38,111,778	1,548,400	2,564,509	42,224,687

Other than the production lines and equipment with carrying amount of $15,477,662 (2008: $13,473,826) and the construction in progress located in Brazil, all of the Company’s long-lived assets are located in Hong Kong. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows:

	Year ended December 31
	2009	2008	2007

Argentina	$-	$631,795	$204,637
Australia	-	659,065	15,848,368
Beliez	-	717,173	0
Brazil	15,486,338	16,367,070	33,090,824
Chile	-	10,000	2,145
Czech Republic	-	-	20,573
China	8,514,473	16,320,728	51,399,473
Philippines	163,672	580,981	-
Romania	121,624	166,844	-
South Africa	-	60,092	156,060
Taiwan	898,593	654,848	177,786
Thailand	-	42,763	491,417
Turkey	-	-	216,380
United Kingdom	-	-	165,210
United States	82,614	704,226	2,000,064
Singapore	-	-	17,814
Other countries	-	-	1,179,149

Total	$25,267,314	$36,915,585	$104,969,900

21.	Comparative amounts

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Kwok Chung Lit	50	Chief Executive Officer and President	3/25/10
Fan Chun Wang	44	Chief Financial Officer, Treasurer, Secretary and Director	12/1/09
Andrew Chung Yuen Chang	40	Chairman of the Board of Directors	8/16/06
Simon Lee	41	Director	3/16/07
Joseph Chang	46	Director	6/4/07
Chi-Man Lam	44	Director	8/9/07

Business Experience Descriptions – 5 years bus exp and other directorships of directors

Kwok Chung Lit – Chief Executive Officer and President. Mr. Kwok has served as our Chief Executive Officer and President since March 25, 2010. Mr. Kwok oversees Discobras operation in Brazil and sales in South America.  He was previously General Manager at a world-wide company with trading in United States & China over twenty years.

Fan Chun Wang - Chief Financial Officer, Treasurer, Secretary and Director. Mr. Fan has served as our director, Chief Financial Officer, Treasurer, and Secretary since December 1, 2009. Mr. Fan oversaw our finance, human resources, accounting, purchasing, and shipping departments.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2009, beneficial owners complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted a code of ethics that applies to all directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer, and members of the board of directors. We will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company, c/o Investor Relations, Flat E, 17th Floor, EGL Tower, 83 Hung To Road, Kwun Tong, Hong Kong.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended December 31, 2009 and December 31, 2008. The following table summarizes all compensation for fiscal year 2009 received by our Chief Executive Officer, Chief Financial Officer, our two most highly compensated executive officers who earned more than $100,000 in fiscal year 2009, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of fiscal year 2009.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kwok Chung Lit, Present CEO and President	2009	$-	-	-	-	-	-	-	$-
	2008	-	-	-	-	-	-	-	-

Parker Seto, Resigned CEO and President	2009	127,692	-	-	-	-	-	-	127,692
	2008	127,692	-	-	-	-	-	-	127,692

Fan Chun Wang, Present CFO, Treasurer, Secretary, and Director	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-

Po Nei Sze, Resigned CFO, Treasurer, Secretary, and Director	2009	100,439	-	-	-	-	-	-	100,438
	2008	155,212	-	-	-	-	-	-	155,212

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards for any of our named executive officers outstanding as of December 31, 2009.

Grants of Plan-Based Awards to Executive Officers in 2009

No plan-based awards were granted to our named executive officers in fiscal year 2009.

Option Exercises and Stock Vesting

There were no exercises of stock options, SARS, or similar instruments, or vesting of stock during fiscal year 2009 for each of our named executive officers.

Pension Benefits

None of our named executive officers participates in any pension benefit plan adopted by the Company.

Nonqualified Deferred Compensation Plans

None of our named executive officers participates in any nonqualified deferred compensation plan adopted by the Company.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Chang	$-	-	-	-	-	-	$-

Po Nei Sze (1)	100,438	-	-	-	-	-	100,438

Fan Chun Wang	2,564						2,564

Simon Lee	10,042	-	-	-	-	-	10,042

Wai Chuen Leung	7,179	-	-	-	-	-	7,179

Joseph Chang	14,743	-	-	-	-	-	14,743

Chi-Man Lam	9,743	-	-	-	-	-	9,743

Chen Chia Ju	6,410	-	-	-	-	-	6,410

Sung Ying Ying	1,025	-	-	-	-	-	1,025

Tseng Cheng Yu	28,846	-	-	-	-	-	28,846

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2009, the members of our Compensation Committee were Simon Lee, Joseph Chang, and Chi-Man Lam (Chairman).  None of the members of our Compensation Committee are executive officers of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plans or arrangements.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2009 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (2)
Kwok Chung Lit	0	*
Parker Seto	0	*
Po Nei Sze (3)	34,451,826	21.32%
Andrew Chung Yuen Chang	9,483,727	5.87%
Chung Kwok	16,189,400	10.02%
Fan Chun Wang	6,817,273	4.22%
Simon Lee	0	*
Joseph Chang	0	*
Chi-Man Lam	0	*
Wang Zhi Mao	17,000,000	10.52%
Prime Corporate Developments Limited (3)	34,451,826	21.32%
Cede & Co (4)	52,430,476	32.45%
Lui Sau Wan (5)	20,757,376	12.85%
All Officers and Directors as a group (8 persons)	88,043,419	59.7%

* Less than 1%.

(1)	Unless otherwise indicated, the address of the beneficial owner will be c/o Infosmart Group Limited, Flat E, 17th Floor, EGL Tower, 83 Hung To Road, Kwun Tong, Hong Kong.

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

Chung Kwok is currently a resigned director of the Company, and the dollar value of Mr. Kwok’s interest in the share exchange transaction was approximately $206,831 at the time of closing. Po Nei Sze is currently an executive officer of the Company, and the dollar value of Ms. Sze’s interest in the share exchange transaction was approximately $731,905 at the time of closing. Lui Sau Wan is a 5% shareholder of the Company, and the dollar value of Ms. Lui’s interest in the share exchange transaction was approximately $243,584 at the time of closing.

Other Related Transactions

During the period December 31, 2005 to the closing of Share Exchange on August 16, 2006, Prime Corporate Developments Limited, a related entity solely owned by the Company’s Chief Financial Officer and Director Ms. Po Nei Sze, loaned approximately $384,615 to Infosmart BVI in connection with the construction of the Discobras manufacturing facility in Brazil.  As of December 31, 2009, $316,097 of the original principal amount remains outstanding.  During the fiscal year ended December 31, 2009, Infosmart BVI paid $NIL in principal of the original principal amount to Prime Corporate Developments Limited, and there is no interest on the loan.

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

Director Independence

Five of our directors – Fan Chun Wang, Andrew Chung Yuen Chang, Simon Lee, Joseph Chang, Chi-Man Lam, -- are independent directors as that term is defined under AMEX Rules and Regulations.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our current independent auditors, Parker Randall CF (H.K.) CPA Limited*, and our former independent auditors, PKF Hong Kong, in each of the last two fiscal years, in each of the following categories are:

	2009	2008*
Audit fees	$87,180	$63,680
Audit- related fees	-	32,564
Tax fees	—	—
All other fees	—	—
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

INFOSMART GROUP, INC.

Dated: April 15, 2010	By:	/s/ Kwok Chung Lit
Kwok Chung Lit, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kwok Chung Lit	Chief Executive Officer, President	April 15, 2010
Kwok Chung Lit

/s/ Fan Chun Wang	Chief Financial Officer, Treasurer,	April 15, 2010
Fan Chun Wang	Secretary, Director

/s/ Andrew Chung Yuen Chang	Chairman of the Board of Directors	April 15, 2010
Andrew Chung Yuen Chang

/s/ Simon Lee	Director	April 15, 2010
Simon Lee

/s/ Joseph Chang	Director	April 15, 2010
Joseph Chang

/s/ Chi-Man Lam	Director	April 15, 2010
Chi-Man Lam