Form 10-Q
period 2010-03-31
Infosmart Group, Inc.
filed 2010-05-14
CIK 1066961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-15643

INFOSMART GROUP, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	001-15643 (Commission File Number)	95-4597370 (IRS Employer Identification Number)

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

Number of shares of common stock outstanding as of March 31, 2010: 161,560,520

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED MARCH 31, 2010

 PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Infosmart Group Inc.

Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009
(Stated in US Dollars)

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Index to financial statements

Page
Condensed Consolidated Statements of Operations	F-2
Condensed Consolidated Balance Sheets	F-3 – F-4
Condensed Consolidated Statements of Cash Flows	F-5 – F-6
Notes to Condensed Consolidated Financial Statements	F-7

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2010	2009

Net sales	$3,303,321	$6,896,490

Cost of sales	(2,895,448)	(6,263,981)

Gross profit	407,873	632,509

Administrative expenses	(1,258,155)	(898,829)

Selling and distributing costs	(1,045,922)	(178,918)

Loss from operations	(1,896,204)	(445,238)

Other income	1,150	19,726

Interest expenses	(620,231)	(383,422)

Loss before income taxes	(2,515,285)	(808,934)

Income taxes - note 5	20,789	(476,484)

Net loss	(2,494,496)	(1,285,418)

Non-controlling interest	25,648	28,123

Net loss applicable to common shareholders	(2,468,848)	(1,257,295)

Loss per share - note 14

- basic	$(0.01)	$(0.01)

- dilutive	$(0.01)	$(0.01)

Weighted average shares outstanding

- basic	161,560,520	161,560,520

- dilutive	166,517,522	166,517,522

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Unaudited)
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$349,130	$186,086

Trade receivables	3,569,438	3,223,962
Prepaid expenses and other receivables - note 7	6,305,505	5,947,327
Prepaid tax	-	403,798
Inventories - note 8	1,807,466	1,299,802

Total current assets	12,031,539	11,060,975
Deferred tax assets - note 5	38,856	37,134
Plant and equipment, net - note 9	30,197,868	31,126,578

TOTAL ASSETS	$42,268,263	$42,224,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$2,891,296	$2,012,703
Other payables and accrued liabilities - note 10	2,140,036	1,408,150
Income tax payable	160,557	141,934
Current portion of bank borrowings - note 11	890,801	1,024,176
Finance lease payable	94,223	114,458
Current portion of other loans - note 12	5,691,292	5,789,228

Total current liabilities	11,868,205	10,490,649
Non-current portion of bank borrowings - note 11	839,832	-
Non-current portion of other loans - note 12	5,241,377	5,241,377
Advance from a related party - note 13	2,058,653	2,058,653
Deferred tax liabilities - note 5	2,233,848	1,781,327

TOTAL LIABILITIES	$22,241,915	$19,572,006

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONT’D)
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
COMMITMENTS AND CONTINGENCIES – note 15

STOCKHOLDERS’ EQUITY
Common stock: No par value – note 16
Authorized: 300,000,000 shares; Issued and outstanding:
2010 – 161,560,520 shares and 2009 –161,560,520 shares	4,557,827	4,557,827
Additional paid-in-capital – note 16	8,118,664	8,118,664
Accumulated other comprehensive income	(553)	131,282
Retained earnings	7,700,683	10,169,532

TOTAL STOCKHOLDERS’ EQUITY	20,376,621	22,977,305

Non-controlling interest	(350,273)	(324,624)

	20,026,348	22,652,681

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,268,263	$42,224,687

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(Stated in US Dollars)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

Cash flows from operating activities
Net loss	$(2,494,496)	$(1,285,418)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	799,494	825,720
Income taxes	(20,789)	476,484
Amortization of license usage right	-	70,545
Changes in operating assets and liabilities:
Trade receivables	(345,476)	1,291,183
Prepaid expenses and other receivables	(358,178)	(78,475)
Prepaid tax	403,798	-
Inventories	(507,664)	(97,614)
Trade payables	878,593	214,921
Income Tax payable	18,623	573,536
Other payables and accrued liabilities	731,886	215,788

Net cash flows (used in) / provided by operating activities	(894,209)	2,206,670

Cash flows from investing activities
Payment for acquisition of fixed assets	(205,128)	(1,027,091)

Net cash flows used in investing activities	(205,128)	(1,027,091)

Cash flows from financing activities
Proceeds from non-recurring bank loans	1,034,024	-
Repayment of non-recurring bank loans	-	(553,472)
Repayment of recurring bank loans	-	(1,619,000)
Proceeds from other loans	-	856,350
Repayment of other loans	(97,936)	-
Decrease in bank overdrafts	(319,308)	(4,568)
Repayment of obligations under capital leases	(17,667)	-

Net cash flows provided by / (used in) financing activities	599,113	(1,320,690)

Effect of foreign currency translation on cash and cash equivalents	500,667	40,709

Net increase / (decrease) in cash and cash equivalents	443	(100,402)

Cash and cash equivalents, beginning of period	348,687	449,089

Cash and cash equivalents, end of period	$349,130	$348,687

INFOSMART GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2010	2009

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$620,231	$374,170
Income taxes	-	38,994

See the accompanying notes to condensed consolidated financial statements

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes included in the 2009 annual report filed with the Securities and Exchange Commission.

2.	Descriptions of business

The company is in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) media ,recordable compact discs (“CDR”) and Blu-ray DVD. The company currently manufactures DVDRs, CDRs as well as Blu-ray DVD, and has been developing its DVD-R manufacturing basis in both Hong Kong and Brazil to capture the worldwide market.  The company has customers in China and South America.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
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

As of March 31, 2010, the particulars of the subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued capital

Infosmart Group Limited	British Virgin Islands	March 23, 2005	100%	US$	1,427,794
Infoscience Media Global Limited	British Virgin Islands	May 17, 2007	100%	US$	1
Portabello Global Limited	British Virgin Islands	March 21, 2007	100%	US$	1
Info Smart International	Hong Kong	September 26,	100%	US$	25.65
Enterprises Limited		2003		HK$	(200)
Info Smart	Hong Kong	December 14,	100%	US$	618,075
Technology Limited		2001		HK$	(4,820,000)
Infoscience Media	Hong Kong	September 10,	1000%	US$	1,282
Limited		2004		HK$	(10,000)
Manwin International	Hong Kong	April 11, 2008	50%	US$	0.24
Limited				HK$	(2)
Discobras Industria E Comercio De Electro Electronica Ltda	Brazil	March 2006	99.42%	US$	7,977,072

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(Stated in US Dollars)

4.           Summary of significant accounting policies (Cont’d)

Basis of presentation and consolidation (Cont’d)

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

The exchange rates in effect at March 31, 2010 and 2009 were HK$1 for $0.1282 and $0.129 US dollars and Real$1 for $0.5608 and $0.4464 US dollars respectively. The average exchange rates for 2010 and 2009 were HK$1 for $0.1282 and $0.1286 US dollars and Real$1 for $0.5488 and $0.5160 US dollars respectively. There is no significant fluctuation in exchange rate for the conversion between Real dollars, HK dollars and US dollars after the balance sheet date.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
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

The Company’s common stock equivalents at March 31, 2010 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	20,889,848

49,400,195

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(Stated in US Dollars)

5.	Income taxes

The components of the provision for income taxes in Hong Kong are:

	Three months ended March 31,
	2010	2009

	(Unaudited)	(Unaudited)

Current taxes	-	(4,897)
Deferred taxes	20,789	(471,587)

	20,789	(476,484)

The Company is subject to income tax in the United States.  No provision for income tax in the United States has been made as the Company had no taxable income for the three months and THREE MONTHS ENDED MARCH 31, 2010 AND 2009.  The statutory tax rate is 34%.

The Company’s subsidiary incorporated in the BVI is not subject to income taxes under the current laws of BVI.

The Company’s subsidiaries operating in Hong Kong are subject to profits tax rate of 16.5% on the estimated assessable profits during the periods.

Deferred tax (assets) liabilities as of March 31, 2010 and December 31, 2009 are composed of the following:

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Hong Kong
Operating losses available for future periods		-
Temporary difference on accelerated tax depreciation on plant and equipment	2,194,992	1,744,193

The United States
Operating losses available for future periods	(4,402,346)	(3,823,377)
Valuation allowance	4,402,346	3,823,377

Deferred tax liabilities, net	$2,194,992	$1,744,193

Recognized in the balance sheet:
Net deferred tax assets	(38,856)	(37,134)
Net deferred tax liabilities	2,233,848	1,781,327

	$2,194,992	$1,744,193

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
(Stated in US Dollars)

6.	Comprehensive income

	THREE MONTHS ENDED MARCH 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net loss applicable to common shareholders	$(2,468,848)	$(1,257,295)
Foreign currency translation adjustments	(131,835)	842,582

Total comprehensive loss	$(2,600,683)	$(414,713)

7.           Prepaid expenses and other receivables

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Prepaid professional expenses	$178,572	$285,714
Other prepaid operating expenses	1,934,435	1,469,916
Rental and utility deposits	25,006	23,167
Reclassification of Current Account with Infoscience Holdings Limited on disposal	2,935,897	2,936,935
Blu-ray production facility deposit	1,231,595	1,231,595

	$6,305,505	$5,947,327

8.           Inventories

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$1,099,678	$775,711
Finished goods	707,788	524,091

	$1,807,466	$1,299,802

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
(Stated in US Dollars)

9.           Plant and equipment

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Costs
Production lines and equipment	$40,102,644	$40,258,099
Leasehold improvements	1,602,238	1,637,831
Furniture, fixtures and office equipment	218,808	223,527
Motor vehicles	248,174	252,728

	42,171,864	42,372,185

Accumulated depreciation
Production lines and equipment	10,807,105	10,158,448
Leasehold improvements	958,772	898,805
Furniture, fixtures and office equipment	129,395	121,012
Motor vehicles	78,724	67,342

	11,973,996	11,245,607

Net
Production lines and equipment	29,295,539	30,099,651
Leasehold improvements	643,466	739,026
Furniture, fixtures and office equipment	89,413	102,515
Motor vehicles	169,450	185,386

	$30,197,868	$31,126,578

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(Stated in US Dollars)

9.           Plant and equipment (cont’d)

An analysis of production lines and equipment pledged to banks for banking facilities (note 8(a)) granted to the Company is as follows:

	Pledged for banking facilities
	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Costs	$-	$615,384
Accumulated depreciation	-	(172,307)

Net	$-	$443,077

	THREE MONTHS ENDED MARCH 31,
	2010	2009
	(Unaudited)	(Unaudited)

Depreciation for the period	$-	$257,677

The components of depreciation charged are:

	THREE MONTHS ENDED MARCH 31,
	2010	2009
	(Unaudited)	(Unaudited)

Included in factory overheads
Production lines and equipment	$698,128	$701,892

Included in operating expenses
Leasehold improvements	78,452	103,628
Furniture, fixtures and office equipment	10,718	8,210
Motor vehicles	12,196	11,990

	101,366	123,828

	$799,494	$825,720

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
(Stated in US Dollars)

10.           Other payables and accrued liabilities

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Customers deposits	$620,214	$327,908
Accrued professional fee	232,571	218,532
Staff costs payable	291,124	235,753
Other loan interest payable	644,242	521,445
Other accrued expenses for operations	351,885	104,512

	$2,140,036	$1,408,150

11.           Bank borrowings

	As of
	March 31	December31
	2010	2009
Secured:
Bank overdrafts repayable on demand	$-	$255,987
Repayable within one year

	-	255,987

Unsecured:
Bank overdrafts repayable on demand
Repayable within one year	696,608	768,189
Other non-recurring bank borrowings
Repayable within one year	194,193	-
Other non-recurring bank borrowings
Repayable over one year	839,832	-

	1,730,633	768,189

	$1,730,633	$1,024,176

The above banking borrowings were secured by the following:-

(a)	No legal charge as at March 31,2010 and first fixed legal charge over 1 DVDR production lines with carrying amounts of $443,077 as at December 31,2009
(note 7); and

(b)
No guarantees as at March 31,2010 and joint and several guarantees executed by two beneficial shareholders of the Company, a spouse of one of the beneficial shareholders and a director of the Company’s subsidiary as at December 31,2009.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
(Stated in US Dollars)

12.           Other loans

The outstanding principal of the other loans are repayable as follows:

	As of March 31	As of December 31
	2010	2009

Year ending December 31
2008	$-	$-
2009	-	5,789,228
2010	5,691,292	5,241,377
2011	5,241,377	-

Total	10,932,669	11,030,605
Current portion	(5,691,292)	(5,789,228)

Non-current portion	5,241,377	5,241,377

All the other loans are unsecured and have fixed repayment terms. The interest rate is Hong Kong Prime interest rate (the average effective rate is approximately 5% (2010) and 5% (2009) .

13.           Advance from a related party

Advance from a related party for working capital are as follows:

	As of March 31	As of December 31
	2010	2009

Prime Corporate Developments Ltd.	$929,751	$929,751
Umetech Global Marketing Ltd.	$1,128,902	$1,128,902

	$2,058,653	$2,058,653

The above advance is interest-free, unsecured and the related party has undertaken not to demand repayment in the next twelve months.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
(Stated in US Dollars)

14.           Earnings per share

The Company’s potentially dilutive securities at March 31, 2010 include the following:

Detachable common stock warrants	28,510,347
Placement agent warrants	20,889,848

49,400,195

15.           Commitments and contingencies

Commitments and contingencies

Operating leases commitments

The Company leases office premises under various non-cancelable operating lease agreements that expire at 24 November 2011, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements payable as of March 31, 2010 are as follows:-

Year ending March 31
2010	33,462
2011	40,897

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

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
(Stated in US Dollars)

16.           Common stock and convertible preferred stock

	Common stock		Additional
	No. of		paid-in
	shares	Amount	Capital

Balance, January 1, 2010 and March 31, 2010	161,560,520	$4,557,827	$8,118,664

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The assets of the schemes are controlled by trustees and held separately from those of the Company.  The Company fully complied the contribution requirement and total pension cost was refund of $(22,524) and $19,250 for the three months ended March 31, 2010 and 2009 respectively.

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
(Stated in US Dollars)

18.           Segment Information

The Company is engaged in the manufacture and distribution of DVDR discs and CDR. The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar. Information for the products of DVDR and CDR is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

Three months ended March 31, 2009

	DVDR and			2009
	Related Products	CDR	Blu-ray	Total
NET SALES	6,311,480	510,844	74,166	6,896,490

COST OF SALES	(5,752,750)	(424,001)	(87,230)	(6,263,981)

GROSS PROFIT	558,730	86,843	(13,064)	632,509

ADMINISTRATIVE EXPENSES	(672,464)	-	(3,817)	(676,281)

DEPRECIATION	(222,548)	-	-	(222,548)

SESELLING AND DISTRIBUTING COSTS	(96,496)	-	(82,422)	(178,918)

INCOME / (LOSS) FROM OPERATIONS	(432,778)	86,843	(99,303)	(445,238)

OTHER INCOME	19,726	-	-	19,726

INTEREST EXPENSES	(383,422)		-	(383,422)

INCOME BEFORE INCOME TAXES	(796,474)	86,843	(99,303)	(808,934)

INCOME TAXES	(476,484)	-	-	(476,484)

NET INCOME	(1,272,958)	86,843	(99,303)	(1,285,418)

MIMINORITY INTEREST	(21,528)	-	49,651	28,123

NET (LOSS)/INCOME APPLICABLE TO COMMON SHAREHOLDERS	(1,294,486)	86,843	(49,652)	(1,257,295)

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
(Stated in US Dollars)

18.           Segment Information (Con’t)

Three months ended March 31, 2010

	DVDR and			2010
	Related Products	CDR	Blu-ray	Total
NET SALES	3,188,105	114,706	3,510	3,303,321

COST OF SALES	(2,748,564)	(114,706)	(32,178)	(2,895,448)

GROSS PROFIT	436,541	-	(28,668)	407,873

ADMINISTRATIVE EXPENSES	(1,156,463)	-	(326)	(1,156,789)

DEPRECIATION	(101,366)	-	-	(101,366)

SELLING AND DISTRIBUTING COSTS	(1,039,864)	-	(6,058)	(1,045,922)

INCOME / (LOSS) FROM OPERATIONS	(1,861,152)	-	(35,052)	(1,896,204)

OTHER INCOME	1,150	-	-	1,150

INTEREST EXPENSES	(618,208)		(2,023)	(620,231)

INCOME BEFORE INCOME TAXES	(2,478,210)	-	(37,075)	(2,515,285)

INCOME TAXES	17,609	-	3,180	20,789

NET INCOME	(2,460,601)	-	(33,895)	(2,494,496)

MIMINORITY INTEREST	8,701	-	16,947	25,648

NET (LOSS)/INCOME APPLICABLE TO COMMON SHAREHOLDERS	(2,451,900)	-	(16,948)	(2,468,848)

INFOSMART GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
(Stated in US Dollars)

18.           Segment Information (Con’t)

Year ended December 31, 2009

	DVDR and			2009
	Related Products	CDR	Blu-ray	Total
TOTAL ASSETS	38,111,778	1,548,400	2,564,509	42,224,687

Year ended March 31, 2010

	DVDR and			2008
	Related Products	CDR	Blu-ray	Total
TOTAL ASSETS	38,232,645	1,514,100	2,521,518	42,268,263

Geographic information about net sales, which are classified based on location of the customers, is set out as follows:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Argentina	-	-
Australia	-	-
Brazil	3,021,753	4,152,479
China and Hong Kong	248,012	2,530,206
Philippine	-	62,869
South America	-	-
Thailand	-	-
United States	-	-
Other countries	33,556	150,936

Total	3,303,321	6,896,490

19.         Comparative amounts

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

Overview

We are in the business of developing, manufacturing, marketing and sales of recordable digital versatile disc (“DVDR”) media and recordable compact discs (“CDR”) and Blu-ray DVD formats.  We have customers in China and South America.

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

The Company's common stock equivalents at March 31, 2010 include the following:

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Net Sales. For the three months ended March 31, 2009, net sales decreased relative to the three months ended March 31, 2009, from $6,896,490 to $3,303,321. The decrease in net sales is a decrease specifically in the sale of DVDRs in Hong Kong, which resulted from our policy of geographical diversification and our shift of focus from the lower margin Hong Kong markets to higher margin markets such as Brazil.  Market trends show a growth slower than our expectation for the new Blu-ray discs and a lower demand for DVDR discs.

Cost of Sales. Cost of sales decreased from $6,263,981, or approximately 90% of net sales for the three months ended March 31, 2009, to $2,895,448 or approximately 87% of net sales for the three months ended March 31, 2010. The decrease in cost of sales is primarily due to a corresponding decrease in sales

Gross Profit. Gross profit decreased approximately 35% from $632,509 for the three months ended March 31, 2009 to $407,873 for the three months ended March 31, 2010. This decrease in gross profit was primarily due to the decrease in net sales.

Selling and Distribution Costs. For the three months ended March 31, 2010, selling and distribution costs increased approximately 484% from $178,918 to $1,045,922 relative to the three months ended March 31, 2009. The increase was due to our reallocation of sales related tax from cost of sales to selling and distribution costs.

Administrative Expenses. Administrative expenses included depreciation and amortization charges, and was $1,258,155 and $898,829 for the three months ended March 31, 2010 and 2009, respectively. This increase in administrative expenses was mainly due to the full provision for doubtful debts.

Net Loss. Net loss increased approximately 96% from $1,257,295 for the three months ended March 31, 2009 to net loss of $2,468,848 for the three months ended March 31, 2010. This is due to the decrease in net sales and reallocation of sales related tax.

Liquidity and Capital Resources

Three Months
Ended March 31,	2010	2009	Change

Net cash (used in) provided by operating activities	$(894,209)	$2,206,670	$(3,100,879)

Net cash (used in) investing activities	(205,128)	(1,027,091)	821,963

Net cash (used in) provided by financing activities	599,113	(1,320,690)	1,919,803

Net cash used in operating activities was $894,209 for the three months ended March 31, 2010 and Net cash provided by operating activities was $2,206,670 for the three months ended March 31, 2009. The increase in our net cashflow used in operating activities was mainly due to the decrease of our trade receivables and the increase in trade payables.

Net cash used in investing activities was $205,128 for the three months ended March 31, 2010 and $1,027,091 for the three months ended March 31, 2009. The increase in net cash provided by investing activities is mainly related to a increase in acquisitions of plant and equipment.

Net cash provided by financing activities was $599,113 for the three months ended March 31, 2010, and net cash used in financing activities of $1,320,690 for the three months ended March 31, 2009. The increase in our net cash provided by financing activities was mainly due to the proceeds from bank loan.

Off-Balance Sheet Arrangements

There is no off-balance sheet arrangement as at 31 March 2010 and 31 December 2009. Infosmart is not aware of any events, demands, commitments, trends, or uncertainties that will result in, or reasonably likely to result in, the termination of this arrangement.

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

The following tables summarize our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$1,731	$891	$840	$—	$—
Other Indebtedness	10,932	5,691	5,241	—	—
Operating Leases	74	33	41	—	—
Total Contractual Obligations:	$12,737	$6,615	$6,122	$—	$—

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. (Removed and Reserved).

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

INFOSMART GROUP, INC.

Dated: May 14, 2010	By:	/s/ Kwok Chung Lit
Kwok Chung Lit, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kwok Chung Lit	Chief Executive Officer, President	May 14, 2010
Kwok Chung Lit

/s/ Fan Chun Wang	Chief Financial Officer, Treasurer,	May 14, 2010
Fan Chun Wang	Secretary, Director

/s/ Andrew Chung Yuen Chang	Chairman of the Board of Directors	May 14, 2010
Andrew Chung Yuen Chang

/s/ Simon Lee	Director	May 14, 2010
Simon Lee

/s/ Joseph Chang	Director	May 14, 2010
Joseph Chang

/s/ Chi-Man Lam	Director	May 14, 2010
Chi-Man Lam